Form 10-Q
period 2000-01-31
EON COMMUNICATIONS CORP
filed 2000-03-17
CIK 1084752

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
 [X]    Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934. For the quarterly period ended January 31, 2000.

 [_]    Transition  report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ____ to ____.

                       Commission file number 000-26399

                        EON COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 62-1482176
      (State of incorporation)              (I.R.S. Employer Identification No.)

               4119 Willow Lake Blvd., Memphis, Tennessee, 38118
                    (Address of principal executive office)

                                (901) 365-7774
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes        No  X
                                          ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 12,254,821 shares of Common
                                                 ----------------------------
Stock, $.001 par value, as of February 29, 2000.
------------------------------------------------

                        EON COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED JANUARY 31, 2000

                                     INDEX

                                                                                          Page
                                                                                          ----
Part I:  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of July 31, 1999 and
                         January 31, 2000..............................................     3
                      Consolidated Statements of Operations for the Three Months
                         and Six Months Ended January 31, 1999 and January 31,
                         2000..........................................................     4
                      Consolidated Statements of Cash Flows for the Six Months
                         Ended January 31, 1999 and January 31, 2000...................     5
                      Notes to Consolidated Financial Statements.......................     5

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations....................    10

             Item 3.  Qualitative and Quantitative Disclosure about Market Risk........    22


Part II:  OTHER INFORMATION
          Item 1.  Legal Proceedings...................................................     23
          Item 2.  Changes in Securities...............................................     23
          Item 3.  Defaults Upon Senior Securities.....................................     23
          Item 4.  Submission of Matters to a Vote of Security Holders.................     23
          Item 5.  Other Information...................................................     23
          Item 6.  Exhibits and Reports on Form 8-K....................................     23

Signatures                                                                                  24

Exhibit Index                                                                               25

                        EON COMMUNICATIONS CORPORATION
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                eOn Communications Corporation and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)

                      July 31, 1999 and January 31, 2000
                            (Dollars in thousands)

                                                                                                  At July 31,       At January 31,
                                                                                                     1999                2000
                                                                                                  -----------       --------------
                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                                        $ 1,874              $ 1,450
     Trade accounts receivable, net of allowance for doubtful accounts of $1,803 and $2,018            12,135               13,369
     Inventories                                                                                        8,679               11,265
     Other current assets                                                                               1,346                1,381
                                                                                                      -------              -------
          Total current assets                                                                         24,034               27,465
Property and equipment, net                                                                             1,419                1,866
Receivable from affiliate                                                                                   9                    -
Other assets:
     Goodwill, net of accumulated amortization of $177 and $473                                        11,547               11,251
     Intangible assets, net of accumulated amortization of $49 and $106                                   359                  315
     Other                                                                                              1,657                2,527
                                                                                                      -------              -------
          Total other assets                                                                           13,563               14,093
                                                                                                      -------              -------
          Total                                                                                       $39,025              $43,424
                                                                                                      =======              =======

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Dividend payable                                                                                 $ 2,667              $ 2,667
     Notes payable under revolving line of credit                                                       3,137                3,167
     Trade accounts payable and checks outstanding                                                      5,580                8,792
     Accounts payable to CMC Industries, Inc.                                                           3,278                4,428
     Accrued expenses and other                                                                         2,958                3,233
     Income tax payable                                                                                 1,939                  517
                                                                                                      -------              -------
          Total current liabilities                                                                    19,559               22,804
Payable to affiliate                                                                                        -                  772
Long-term debt                                                                                          2,314                2,314
Commitments and contingencies                                                                               -                    -
Stockholders' equity:
     Series A convertible preferred stock, $.001 par value (10,000,000 shares authorized,
        1,463,206 issued and outstanding)                                                                 660                  660
     Common stock, $.001 par value (50,000,000 shares authorized, 7,639,932 shares issued                   8                    8
        and outstanding)
     Additional paid-in capital                                                                        24,148               24,148
     Accumulated deficit                                                                               (4,380)              (4,418)
     Note receivable from affiliate (former parent)                                                    (3,284)              (2,864)
                                                                                                      -------              -------
          Total stockholders' equity                                                                   17,152               17,534
                                                                                                      -------              -------
          Total                                                                                       $39,025              $43,424
                                                                                                      =======              =======

                See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
      For the Three Months and Six Months Ended January 31, 1999 and 2000
                 (Dollars in thousands, except per share data)

                                                                      Three Months Ended            Six Months Ended
                                                                         January 31,                    January 31,
                                                                    -----------------------      ---------------------
                                                                       1999          2000          1999         2000
                                                                    ----------     --------      ---------    --------
Net revenues                                                        $ 8,678        $ 13,364      $ 17,156      $ 27,707
Cost of revenues                                                      5,048           8,067         9,941        15,993
                                                                    -------        --------      --------      --------
          Gross profit                                                3,630           5,297         7,215        11,714
Operating expenses:
     Selling, general, and administrative                             2,588           4,658         5,171         9,322
     Research and development                                           474             873           917         1,773
     Amortization of goodwill                                             -             148             -           296
                                                                    -------        --------      --------      --------
          Total operating expenses                                    3,062           5,679         6,088        11,391
                                                                    -------        --------      --------      --------
Income (loss) from operations                                           568            (382)        1,127           323
Interest expense                                                        220             137           412           253
Other expense (income), net                                              27             (59)           19           (68)
                                                                    -------        --------      --------      --------
          Income (loss) before income tax expense (benefit)             321            (460)          696           138
Income tax expense (benefit)                                             27             (87)           62           176
                                                                    -------        --------      --------      --------
          Net income (loss) and comprehensive income (loss)         $  294         $   (373)     $    634      $    (38)
                                                                    =======        ========      ========      ========
Net income (loss) per common share:
     Basic                                                           $ 0.08         $ (0.05)       $ 0.16      $      -
     Diluted                                                           0.06           (0.05)         0.12             -

           See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended January 31, 1999 and 2000
                 (Dollars in thousands, except per share data)

                                                                                Six Months Ended
                                                                                   January 31,
                                                                              ---------------------
                                                                                1999          2000
                                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net income (loss)                                                         $ 634         $ (38)
     Adjustments  to  reconcile  net  income  (loss)  to net
       cash  provided  by operating activities:
          Depreciation                                                           224           283
          Amortization of intangibles                                              6            66
          Amortization of goodwill                                                 -           296
          Amortization of deferred financing costs                                74            46
          Provision for the allowance for doubtful accounts                       40           467
          Equity in earnings of joint venture                                     (6)            -
          Changes in net assets and liabilities:
               Trade accounts receivable                                      (2,719)       (1,701)
               Accounts receivable from (payable to) affiliates                   (3)          781
               Inventories                                                       824        (2,586)
               Other current assets                                               85           (35)
               Other non-current assets                                         (164)         (435)
               Trade accounts payable and checks outstanding                   1,277         3,212
               Accounts payable to CMC Industries, Inc.                          215         1,150
               Accrued expenses and other                                        318           275
               Income taxes payable                                                -        (1,422)
                                                                             -------        ------
                    Net cash provided by operating activities                    805           359
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (325)         (754)
     Proceeds from sales of property and equipment                                 2            23
     Net repayments under notes receivable from employees                         45            73
     Purchase of patents, trademarks, and software technology                    (27)            -
                                                                             -------        ------
                    Net cash used in investing activities                       (305)         (658)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving line of credit                 (126)          (30)
     Deferred offering costs                                                       -          (575)
     Net borrowings (repayments) of long-term debt                               (16)            -
     Repayment of note receivable from former parent                               -           420
     Repayment of note payable to parent                                        (100)            -
     Repayment of note payable to related party                                 (250)            -
                                                                             -------        ------
                    Net cash used in financing activities                       (492)         (125)
                                                                             -------        ------
Net increase (decrease) in cash and cash equivalents                               8          (424)
Cash and cash equivalents, beginning of period                                   103         1,874
                                                                             -------        ------
Cash and cash equivalents, end of period                                     $   111        $1,450
                                                                             =======        ======

                  See notes to consolidated financial statements.

1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by eOn Communications Corporation (the "Company") without audit. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2000 and for all periods presented. The results for the six months ended January 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 1998 and 1999 and for each of the three years in the period ended July 31, 1999, which are included in the Registration Statement filed with the Securities and Exchange Commission on Form S-1.

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging," which established standards of accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are effective for fiscal years beginning after June 15, 2000. Management has not evaluated what impact, if any, the adoption of this statement will have on the disclosures in the Company's financial statements.

2. EARNINGS PER SHARE

   The computations of basic and diluted earnings per share were as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                                           January 31,                       January 31,
                                                                ------------------------------      ------------------------------
                                                                   1999               2000             1999                2000
                                                                --------------    ------------      -----------        -----------
                                                                      (In thousands, except             (In thousands, except
                                                                           per share data)                   per share data)
Basic earnings (loss) per share:
     Net income (loss)                                            $  294               $ (373)      $  634               $  (38)
     Weighted average shares outstanding - basic                   3,920                7,640        3,920                7,640
                                                                  ------               ------       ------               ------
     Basic earnings (loss) per share                              $ 0.08               $(0.05)      $ 0.16               $ 0.00
                                                                  ======               ======       ======               ======
Diluted earnings per share:
     Income:
          Net income (loss)                                       $  294               $ (373)      $  634               $  (38)
          Interest on 8% convertible subordinated debt                14                    -           27                    -
                                                                  ------               ------       ------               ------
          Income (loss) available to common shareholders             308                 (373)         661                  (38)
     Weighted average shares:
          Outstanding                                              3,920                7,640        3,920                7,640
          Assumed conversion of preferred stock                    1,435                    -        1,435                    -
          Dilutive effect of stock options                           127                    -           99                    -
                                                                  ------               ------       ------               ------
Weighted average shares outstanding - diluted                      5,482                7,640        5,454                7,640
                                                                  ------               ------       ------               ------
Diluted earnings (loss) per share                                 $ 0.06               $(0.05)      $ 0.12               $ 0.00
                                                                  ======               ======       ======               ======

3. INVENTORIES

   Inventories consist of the following:

                                                                                        1999                  2000
                                                                                       ------                -------
                                                                                               (In thousands)
Raw materials and purchased components                                                 $  531                 $   811
Finished goods                                                                          8,222                  10,528
LIFO reserve                                                                              (74)                    (74)
                                                                                       ------                 -------
          Total inventories                                                            $8,679                 $11,265
                                                                                       ======                 =======

4.  SEGMENT INFORMATION

                                                             Systems -      Cellular
                                            Communications   Caribbean/     Airtime                               Consolidated
                                                Systems     Latin America   Services     Other   Reconciliations      Total
                                            --------------  -------------   --------     -----   ---------------  ------------
                                                                                    (In thousands)
Three months ended January 31, 1999:
     Revenues                                    $ 5,190          $2,146     $1,342       $  152         $  (152)       $ 8,678
     Income from continuing operations               (87)            173        208            9              (9)       $   294
     Total assets                                 11,538           4,391      3,661        1,288          (1,288)       $19,590

Three months ended January 31, 2000:
     Revenues                                      8,167           4,070      1,127           58             (58)       $13,364
     Income from continuing operations              (412)            (37)        76           (5)              5        $  (373)
     Total assets                                 31,169           8,028      4,227        1,071          (1,071)       $43,424

                                                         Systems -      Cellular
                                     Communications     Caribbean/      Airtime                                    Consolidated
                                         Systems       Latin America    Services     Other     Reconciliations        Total
                                     --------------    --------------   --------     -----     ---------------     ------------
                                                                                (In thousands)
Six months ended January 31, 1999:
     Revenues                               $10,874         $3,410        $2,872       $326         $(326)           $17,156
     Income from continuing operations          109            103           422          7            (7)           $   634

Six months ended January 31, 2000:
     Revenues                                18,079          7,447         2,181         130          (130)           $27,707
     Income from continuing operations         (314)           176           100         (17)           17            $   (38)
      operations

   There have been no differences from the last annual financial statements in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual financial statements. On April 12, 1999, the Company acquired BCS Technologies, Inc., which represents total assets of approximately $18 million at January 31, 2000, and are included in the communications systems segment.

5. SUBSEQUENT EVENTS

   On February 4, 2000, the Company completed the initial public offering of 2,790,000 shares of common stock at a price of $12.00 per share resulting in net proceeds to the Company, net of underwriting commissions and discounts, and offering costs, of $28.6 million. On February 17, 2000, the underwriters exercised their over-allotment option, resulting in the issuance of an additional 390,000 shares of common stock and additional proceeds to the Company totaling $4.4 million. Simultaneous with the offering, all of the shares of the Company's Series A convertible preferred stock were converted into shares of the Company's common stock on approximately a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock. The Company used the proceeds from the offering to repay $2.8 million of outstanding principal and interest on 8% subordinated notes due in 2002 and $3.6 million of outstanding indebtedness under a revolving credit facility, including early payment penalties.

6. CHANGES IN STOCKHOLDERS' EQUITY

   The following represents the changes in stockholders' equity for the six months ended January 31, 2000:

                                                         (In thousands, except share data)
                      ------------------------------------------------------------------------------------------------------------

                             Preferred Stock           Common Stock      Additional                   Note            Total
                      --------------------------- ---------------------   Paid-in    Accumulated    Receivable     Stockholders'
                           Shares        Amount      Shares      Amount   Capital      Deficit     from Parent    Equity (Deficit)
                           ------        ------      ------      ------   -------      -------     -----------    ----------------
Balance at
  July 31, 1999              1,463,206     $660      7,639,932       $8     $24,148      $(4,380)      $(3,284)           $17,152
Collection of note
  receivable from
  affiliate                                                                                                420                420
Net income (loss)
  and comprehensive
  income (loss) for
  the six months ended
  January 31, 2000                                                                          (38)                              (38)
                             ---------     ----      ---------       --     -------      -------       -------            -------
Balance at
  January 31, 2000           1,463,206     $660      7,639,932       $8     $24,148      $(4,418)      $(2,864)           $17,534
                             =========     ====      =========       ==     =======      =======       =======            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of eOn or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, eOn's ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Overview

     We design, develop and market next-generation Linux communications servers and software which integrate and manage voice, e-mail and Internet communications for customer contact centers and other applications. We also offer a traditional voice switching platform for small and medium-sized installations. Through our Caribbean/Latin American operations, we sell and service voice communications systems and cellular telephones and resell cellular airtime.

     Our Linux communications server product line was originally developed by BCS, and was introduced initially in April 1997. We acquired BCS on April 12, 1999 and have since combined the eQueue 4000 Linux communications server and our Millennium voice switching platform, which we introduced in fiscal 1994, into our Communications Systems operations. We have recently concentrated our product development efforts on extending and enhancing our Linux communications server product line.

     We recognize revenues from our eQueue 4000 communications server products upon acceptance when they are sold directly to end users, due to the customized nature of each installation. We recognize revenues upon shipment for products shipped to dealers and for our Millennium products sold to end users. We recognize revenues from the resale of cellular airtime and cellular telephones when these revenues are earned.

     Net revenues in quarters ending January 31 usually decline from the previous quarter, reflecting seasonal factors that affect some of our customers. U.S. government customers typically make substantial purchases during the quarters ending October 31, the last quarter of the government's fiscal year, and these purchases decline significantly in the following quarter. Customers in such markets as contact centers, education, and retail also have seasonal buying patterns and do not purchase substantial amounts of equipment during the quarters ending January 31.

Three Months Ended January 31, 2000 and 1999

     Net Revenues. Total revenues increased 54.0% to $13.4 million in the three months ended January 31, 2000 from $8.7 million in the three months ended January 31, 1999. The increase resulted primarily from Linux communications server revenues of $2.1 million and an increase in revenues from Caribbean/Latin American operations of $2.5 million.

     Cost of Revenues and Gross Profit.   Cost of revenues consist primarily of
purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit increased 45.9% to $5.3 million in the three months ended January 31, 2000 from $3.6 million in the three months ended January 31, 1999. The increase resulted primarily from Linux communications server gross profit of $1.5 million. Our gross margin was 39.6% in the three months ended January 31, 2000 and 41.8% in the three months ended January 31, 1999.

     Operating Expenses.    Operating expenses increased 85.5% to $5.7 million
in the three months ended January 31, 2000 from $3.1 million in the three months ended January 31, 1999. The increased expenses in the three months ended January 31, 2000 were due primarily to $1.4 million in operating expenses related to Linux communications servers and the hiring of additional engineering and sales personnel. Operating expenses increased as a percentage of revenues to 42.5% in the three months ended January 31, 2000 from 35.3% in the three months ended January 31, 1999.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support the growth of our business. Selling, general and administrative expenses increased 80.0% to $4.7 million in the three months ended January 31, 2000 from $2.6 million in the three months ended January 31, 1999. The increased expense was due primarily to $1.1 million of selling, general and administrative expenses related to our Linux communications server revenues, an increase of $0.7 million due primarily to the growth of the business including the hiring of additional sales personnel, and an increased bad debt provision of $0.2 million due primarily to higher system sales in Caribbean/Latin American operations. These expenses as a percentage of revenues increased to 34.9% in the three months ended January 31, 2000 from 29.8% in the three months ended January 31, 1999. We expect selling, general and administrative expenses to increase in dollars and as a percentage of revenue as we increase our investment in sales and marketing.

     Research and Development.    Research and development expenses consist
primarily of personnel and related expenses for our engineering staff and depreciation of related equipment. Research and development expenses increased 84.2% to $0.9 million in the three months ended January 31, 2000 from $0.5 million in the three months ended January 31, 1999. The increased expenses were primarily due to the hiring of additional engineering personnel, additional equipment purchases, and $0.3 million of expenses incurred in conjunction with sales of our Linux communications servers during the three months ended January 31, 2000. These expenses as a percentage of revenues increased to 6.5% in the three months ended January 31, 2000 from 5.5% in the three months ended January 31, 1999. We expect research and development expenses to increase in dollars as we hire additional engineers to support our new product initiatives.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999 and are amortizing the amount over a 20-year period.

     Income (Loss) from Operations. Income (loss) from operations decreased 167.3% to $(0.4) million in the three months ended January 31, 2000 from $0.6 million in the three months ended January 31, 1999. This was primarily due to operating expenses increasing more quickly than gross profit due to the hiring of additional sales and research and development personnel and the amortization of goodwill during the three months ended January 31, 2000.

Six Months Ended January 31, 2000 and 1999

     Net Revenues. Total revenues increased 61.5% to $27.7 million in the six months ended January 31, 2000 from $17.2 million in the six months ended January 31, 1999. The increase resulted primarily from Linux communications server revenues of $4.9 million and an increase in revenues from Caribbean/Latin American operations of $4.3 million.

     Cost of Revenues and Gross Profit.   Gross profit increased 62.4% to $11.7
million in the six months ended January 31, 2000 from $7.2 million in the six months ended January 31, 1999. The increase resulted primarily from Linux communications server gross profit of $3.7 million. Our gross margin was 42.3% in the six months ended January 31, 2000 and 42.1% in the six months ended January 31, 1999.

     Operating Expenses.    Operating expenses increased 7.1% to $11.4 million
in the six months ended January 31, 2000 from $6.1 million in the six months ended January 31, 1999. The increased expenses in the six months ended January 31, 2000 were due primarily to $2.8 million in operating expenses related to Linux communications servers and the hiring of additional engineering and sales personnel. Operating expenses increased as a percentage of revenues to 41.1% in the six months ended January 31, 2000 from 35.5% in the six months ended January 31, 1999.

     Selling, General and Administrative. Selling, general and administrative expenses increased 80.3% to $9.3 million in the six months ended January 31, 2000 from $5.2 million in the six months ended January 31, 1999. The increased expense was due primarily to $2.3 million of selling, general and administrative expenses related to our Linux communications server revenues, an increase of $1.2 million due primarily to the growth of the business including the hiring of additional sales personnel, and an increased bad debt provision of $0.4 million due primarily to higher system sales in Caribbean/Latin American operations. These expenses as a percentage of revenues increased to 33.6% in the six months ended January 31, 2000 from 30.1% in the six months ended January 31, 1999. We expect selling, general and administrative expenses to increase in dollars and as a percentage of revenue as we increase our investment in sales and marketing.

     Research and Development.    Research and development expenses increased
93.3% to $1.8 million in the six months ended January 31, 2000 from $0.9 million in the six months ended January 31, 1999. The increased expenses were primarily due to the hiring of additional engineering personnel, additional equipment purchases, and $0.5 million of expenses incurred in conjunction with our Linux communications servers during the six months ended January 31, 2000. These expenses as a percentage of revenues increased to 6.4% in the six months ended January 31, 2000 from 5.3% in the six months ended January 31, 1999. We expect research and development expenses to increase in dollars as we hire additional engineers to support our new product initiatives.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999 and are amortizing the amount over a 20-year period.

     Income from Operations. Income from operations decreased 71.3% to $0.3 million in the six months ended January 31, 2000 from $1.1 million in the six months ended January 31, 1999. This was primarily due to operating expenses increasing more quickly than gross profit due to the hiring of additional sales and research and development personnel and the amortization of goodwill during the six months ended January 31, 2000.

Liquidity and Capital Resources

   We have funded our operations primarily through cash generated from operations, periodic borrowings under our existing credit facilities, a $3.0 million subordinated convertible note financing and acquisition financing provided by Alcatel in connection with purchase of our business from Alcatel in 1990.

     Net cash provided by operating activities was $0.4 million and $0.8 million for the six months ended January 31, 2000 and 1999, respectively. The decrease from the prior year is due primarily to the lower net income in the current fiscal year and the reduction in income taxes payable during the six months ended January 31, 2000.

     Net cash used in investing activities was $0.7 million and $0.3 million for the six months ended January 31, 2000 and 1999, respectively. Cash used in investing activities in each period resulted primarily from equipment purchases.

     Net cash used in financing activities was $0.1 million and $0.5 million for the six months ended January 31, 2000 and 1999, respectively. Cash used in financing activities in the six months ended January 31, 2000 consisted primarily of deferred offering costs, offset primarily by the partial repayment of a note receivable from our former parent company.

     In July and August 1997, we entered into two credit facilities which allow us to borrow up to an aggregate of $9.0 million based on accounts receivable and inventory levels. As of January 31, 2000, there was $3.2 million outstanding under these credit facilities which were repaid during February 2000 using the net proceeds from our initial public offering. See Note 5 to our consolidated financial statements. We believe that the proceeds from our initial public offering, together with available funds and anticipated cash flows from operations will satisfy our projected working capital and capital expenditure requirements at least through calendar 2000. To the extent that we grow more rapidly than expected in the future, we may need additional cash to finance our operating and investing activities.

Year 2000 Status

     As of January 31, 2000 there were no significant interruptions our automated systems and applications related to the Year 2000 issue. In addition, there were no significant problems associated with third party suppliers and customers related to the Year 2000 issue. We incurred expenses of approximately $75,000 ($10,000 in the quarter ended January 31, 2000) for our Year 2000 readiness effort.

     However, due to the uncertainties that are inherent in Year 2000 remediation, we can give no assurances that our efforts will prevent future business interruptions. Although we believe we have adequately addressed the Year 2000 issue, it is possible that future failures or disruptions stemming from Year 2000 issues may yet result in our inability to process transactions, send invoices, accept customer orders or timely provide customers with products and services.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Fluctuations in our quarterly operating results could cause our stock price to decline.

     Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

     .  delays or difficulties in introducing new products;

     .  increasing expenses without commensurate revenue increases;

     .  variations in the mix of products sold;

     .  variations in the timing or size of orders from our customers;

     .  delayed deliveries from suppliers; and

     .  price decreases and other actions by our competitors.

     Our quarterly operating results are also likely to fluctuate due to seasonal factors. Some of our vertical markets, such as the U.S. government and educational and retail buyers, follow seasonal buying patterns and do not make substantial purchases during the quarter ending January 31. Thus, revenues in the quarter ending January 31 are often lower than in the previous quarter.

     Because of these and other factors, our operating results may not meet expectations in some future quarters, which could cause our stock price to decline.

We may not successfully introduce new products that are planned for the near future which could harm our business and financial condition.

     We plan to introduce new products in the near future to serve the evolving contact center and e-commerce markets. These new products must achieve market acceptance, maintain technological competitiveness and meet increasing customer requirements. New products may require long development and testing periods. Significant delays in the development, release, installation or implementation of new products could harm our business and financial condition.

Planned increases in operating expenses to develop and sell new products may result in operating losses.

     We intend to increase our operating expenses substantially, particularly expenses related to research and development, sales and marketing, and development of new distribution channels. We will need to generate significant additional revenue to remain profitable. If we incur losses, our stock price could decline.

Our Linux communications servers and software face intense competition from many companies that have targeted our markets.

     The competitive arena for our products is changing very rapidly and we face intense competition in our markets. Well-established companies and many emerging companies are scrambling to develop products to improve customer service in e-commerce. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies' desires to expand product offerings and resources and established companies' attempts to acquire new technology and reach new market segments. A number of emerging companies have completed initial public offerings in recent months, while many more remain private. Most established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do. In addition, a number of our current and potential competitors have recently been acquired by larger companies who seek to enter our markets.

We expect competition to intensify as competitors develop new products, competitors gain additional financial resources from public offerings, new competitors enter the market, and companies with complementary products enter into strategic alliances.

     Our current and potential competitors can be grouped into the following five categories:

     . data communications equipment suppliers, such as Cisco Systems, 3Com and Sun Microsystems;

     . web center software and services suppliers, such as eGain, Kana Communications, Mustang.com and WebLine Communications (announced acquisition by Cisco);

     . contact center software and services suppliers, such as Clarify (announced acquisition by Nortel), Genesys Telecommunications Laboratories (announced acquisition by Alcatel), Interactive Intelligence, Silknet Software and Vantive (announced acquisition by PeopleSoft);

     . emerging private communications exchange (PCX) suppliers, such as AltiGen Communications, Artisoft, Picazo Communications, NBX Corporation (acquired by 3Com), Selsius Systems (acquired by Cisco), and Calista (announced acquisition by Cisco); and

     . voice communications equipment suppliers, such as Alcatel, Aspect Communications, Lucent Technologies, Mitel, NEC, Nortel Networks, Rockwell Electronic Commerce and Siemens.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, customer service and other resources, greater name and brand recognition and a larger installed customer base than we do. Therefore, our competitors may be able to respond to new or emerging technologies and changes faster than we can. They may also be able to devote greater resources to the development, promotion and sale of their products.

Actions by our competitors could result in price reductions, reduced margins and loss of market share, any of which would damage our business. We cannot assure you that we will be able to compete successfully against these competitors.

If we are unable to increase our sales capability, we may not be able to grow or sustain our business.

     We must expand our sales force in order to increase our revenues. If we fail to do so, our business, operating results and financial condition could be harmed. We must recruit, train and retain additional direct sales personnel. It may take a new sales person months to become a productive member of our direct sales force, if ever. New sales personnel, dealers and value added resellers might not be effective in increasing sales.

If we cannot develop a new indirect sales channel to sell our eNterprise communications servers our ability to generate revenue would be harmed.

     We sell our eQueue 4000 communications servers directly. We intend to sell our eNterprise 2000 and eNterprise 200 communications servers both directly and indirectly through dealers and value added resellers that have experience in data communications as well as voice. We may not be able to develop this new indirect sales channel. In addition, these new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors' products and could discontinue selling our products at any time in favor of our competitors' products or for any other reason.

The lengthy sales cycles of some of our products, and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

     The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our large capacity Linux communications servers, from one to six months for our Millennium switching platform and are expected to be from one to six months for our small to mid-range Linux communications servers. The purchase of our products may involve a significant commitment of our customers' time, personnel, financial and other resources. We generally recognize revenues on the date of shipment for Millennium and eNterprise systems and upon acceptance for our eQueue 4000 due to the customized nature of these installations. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

     We incur substantial sales and marketing expenses and spend significant management time before customers place orders with us, if at all. Revenues from a specific customer may not be recognized in the quarter in which we incur related sales and marketing expense, which may cause us to miss our revenues or earnings expectations.

If the acceptance of the Linux operating system does not continue, our ability to market our products could be adversely affected.

     Our next-generation communications servers run on the Linux operating system. Our products also incorporate application software developed specifically for the Linux operating system. Our ability to market our products could be adversely affected and we may incur significant development costs if:

     . the Linux operating system does not evolve to meet changing market needs;

     .  new applications are not developed for the Linux operating system; or

     . other operating systems, such as Microsoft Windows NT, reduce the recent growing acceptance of Linux.

     In addition, any other factor that reduces acceptance of the Linux operating system could also reduce acceptance of our products and harm our business, results of operations and financial condition.

Our products must respond to rapidly changing market needs and integrate with changing protocols to remain competitive.

     The markets for our products are characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and changing customer requirements. If we are not able to rapidly and efficiently develop new products and improve existing products to meet the changing needs of our customers and to adopt changing communications standards our business, operating results and financial condition would be harmed.

     Key features of our products include integration with standard protocols, computer telephony integration and automatic call distribution applications and protocols, operating systems and databases. If our products cannot be integrated with third-party technologies or if they do not respond to changing market needs, we could be required to redesign our products. Redesigning any of our products may require significant resources and could harm our business, operating results and financial condition.

If we are not be able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

     We derived approximately 44% of our total revenues for the six months ended January 31, 2000 from the sale of our Millennium products. We may not be able to grow or sustain our Millennium revenues because growth of the traditional private branch exchange (PBX) market, which accounts for a substantial portion of our Millennium revenues, is expected to slow. One reason for the slowing growth rate of the traditional PBX market is the emergence of voice switching platforms based on standard PCs. If we are not able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

     In addition, approximately half of Millennium revenues are derived from dealers and value added resellers who have no obligation to sell our products. Therefore, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors' products or for any other reason. A reduction or loss of orders from our dealers and value added resellers could harm our business, operating results and financial condition.

Unanticipated difficulties in integrating our recent acquisition of BCS could harm our business.

     We have a limited combined operating history because we only recently acquired BCS. Unanticipated difficulties or delays may arise as we integrate sales, marketing and product development. Failure to effectively integrate BCS could harm our business, operating results and financial condition.

Delayed deliveries of components from our single source suppliers or third-party manufacturers could reduce our revenues or increase our costs.

     We depend on sole source suppliers for certain components, digital signal processors and chip sets, voice processor boards, wireless handsets and base stations. Interruptions in the availability of components from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components may cause delays and expenses. Further, a significant increase in the price of one or more third-party components or subassemblies could reduce our gross profit.

     We depend upon our primary contract manufacturers, CMC Industries, Inc., a wholly-owned subsidiary of ACT Manufacturing, Inc., and Pensar Corporation. We may not be able to deliver our products on a timely basis if CMC or Pensar fails to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

We may be unable to hire and retain engineering and sales and marketing personnel necessary to execute our business strategy.

     We intend to substantially increase our engineering and sales and marketing personnel over the next twelve months. Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and we may not be able to attract, assimilate or retain such personnel. If we cannot attract, hire and retain sufficient qualified personnel, we may not be able to successfully develop, market and sell new products.

Our business could be harmed if we lose principal members of our management team.

     We are highly dependent on the continued service of our management team. The loss of any key member of our management team may substantially disrupt our business and could harm our business, results of operations and financial condition. In addition, replacing management personnel could be costly and time consuming.

We are effectively controlled by our principal stockholders and management, which may limit your ability to influence stockholder matters.

     Upon completion of our initial public offering and the underwriters exercise of their over-allotment option on February 17, 2000, our executive officers, directors and principal stockholders and their affiliates owned 4,959,281 shares, or 40.5% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

We may not be able to protect our intellectual property, and any intellectual property litigation could be expensive and time consuming.

     Our business and competitive position could be harmed if we fail to adequately protect our intellectual property. Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection to our technology. In addition, as we grow and gain brand recognition, our products are more likely to be subjected to infringement litigation. We could incur substantial costs and may have to divert management and technical resources in order to respond to, defend against, or bring claims related to our intellectual property rights. In addition, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights. These statutory and contractual arrangements may not provide sufficient protection to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. Any litigation could result in our expenditure of funds, management time and resources.

Our products may have undetected faults leading to liability claims, which could harm our business.

     Our products may contain undetected faults or failures. Any failures of our products could result in significant losses to our customers, particularly in mission-critical applications. A failure could also result in product returns and the loss of, or delay in, market acceptance of our products. In addition, any failure of our products could result in claims against us. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all possible claims asserted against us. In addition, even claims that ultimately are unsuccessful could be expensive to defend and consume management time and resources.

Our charter contains certain anti-takeover provisions that may discourage take-over attempts and may reduce our stock price.

     Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

Our business may be disrupted if we have year 2000 problems in our systems or the systems of our key suppliers, manufacturers or customers.

     We depend heavily upon the ability of our own computer or data-dependent systems to correctly interpret century data. This includes, but is not limited to, our systems in information, business, finance, operations and service. Any failure or malfunctioning on the part of these or other systems could harm us in ways that are not currently known, discernible, quantifiable or otherwise anticipated by us. We currently have only limited information on the year 2000 compliance of our key suppliers, manufacturers and customers. Our business and operating results could be harmed if our key suppliers or manufacturers were to experience year 2000 issues that cause them to delay production or shipment of key components or systems. In addition, our operating results could be damaged if any of our key customers encounter year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product. For a discussion of our year 2000 plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Status."

Future sales of shares may decrease our stock price.

     Sales of substantial amounts of our common stock in the public market after our initial public offering, including shares issued upon the exercise of outstanding options, or the perception that such sales could occur, could reduce the market price of our common stock. These sales also might make it more difficult for us to raise funds through future offerings of common stock.

eOn may have a contingent liability arising out of a possible violation of
Section 5 of the Securities Act in connection with the posting of materials on an underwriter's website with respect to eOn's initial public offering.

     Prior to January 10, 2000, a copy of the registration statement for eOn's initial public offering was posted on the website of W.R. Hambrecht + Co., Inc., an underwriter for our initial public offering, which included a prospectus that did not contain preliminary pricing information as required by Section 10 of the Securities Act. We urge all persons to read and base their investment decision only on the preliminary prospectus dated January 10, 2000, which contained the preliminary pricing information, and the final prospectus.

     If this posting did constitute a violation of the Securities Act, then any purchasers in this offering who viewed this posting would have the right, for a period of one year from the date of their purchase of the common stock, to bring an action for rescission or for damages resulting from their purchase of common stock. We believe that any exposure we may have will not be material.

Item 3. Qualitative and Quantitative Disclosure About Market Risk.

     Substantially all of our cash equivalents and investment securities are at fixed interest rates and, therefore, are affected by changes in market interest rates. Because substantially all of these holdings have short maturities, we believe that the market risk for such holdings is immaterial. In addition, substantially all of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is also immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

       None.

Item 2.  Changes In Securities.

       During the quarter ended January 31, 2000 we granted options to purchase 9,800 shares of common stock at an exercise price of $11.00 per share to employees under our 1999 Equity Incentive Plan. The sale of the foregoing securities was deemed to be exempt From registration under the Securities Act of 1933 ("the Act") in reliance upon Rule 701 promulgated thereunder in that such securities were offered and sold either pursuant to a written compensatory plan or pursuant to a written contract relating to compensation.

       Our initial public offering pursuant to Registration Statement on Form S-1 (Registration No. 333-77021) under the Securities Act of 1933, as amended, covering the registration and sale of an aggregate of 4,140,000 shares of our common stock, including 540,000 shares of common stock pursuant to the exercise of the underwriter's overallotment option, became effective on February 4, 2000. In the offering, we sold an aggregate of 3,180,000 shares of our common stock, including 390,000 shares pursuant to the exercise of the underwriters' over-allotment option, at a price per share of $12.00 for an aggregate purchase price of $38,160,000, and the selling stockholders sold an aggregate of 960,000 shares of our common stock, including 150,000 shares pursuant to the exercise of the underwriters' over-allotment option, at a price per share of $12.00 for an aggregate purchase price of $11,520,000. The offering commenced on February 4, 2000 and closed on February 17, 2000. Our net proceeds from the offering were approximately $33.0 million. The managing underwriters were Needham & Company, Inc., A.G. Edwards & Sons, Inc. and WR Hambrecht & Co., LLC. The aggregate underwriting fees were approximately $3.5 million and offering costs totaled approximately $2.5 million, including approximately $292,000 in the three months ended January 31, 2000. Upon the closing of the initial public offering in February 2000, 1,463,206 shares of Series A Preferred Stock, representing all of the outstanding shares of Preferred Stock were automatically converted into 1,434,894 shares of common stock. Concurrent with the closing of the initial public offering in February 2000, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that authorizes 10,000,000 shares of undesignated preferred stock. For additional information about out capital stock, please refer to "Description of Capital Stock" in our Registration Statement (SEC File No. 333-77021) filed with the Securities and Exchange Commission.

       The net offering proceeds from the initial public offering were used to repay $2,8 million of outstanding principal and interest on a long-term subordinated note and $3.6 million of senior debt under a revolving credit facility including early payment penalties, and for working capital and general corporate purposes. The remaining net proceeds were invested in short-term, investment grade securities.

Item 3.  Defaults Upon Senior Securities.

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information.

       None.

Item 6.  Exhibits and Reports on Form 8-K.

  (A) Exhibits.

       27.1  Financial Data Schedule

  (B) Reports On Form 8-K.

       We did not file any reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                        EON COMMUNICATIONS CORPORATION

Date: March 17, 2000                \s\ J. Michael O'Dell
      --------------                -------------------------------------
                                    J. Michael O'Dell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: March 17, 2000                \s\ Stephen N. Samp
      --------------                -------------------------------------------
                                    Stephen N. Samp
                                    Chief Financial Officer, Vice President of
                                    Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)

Exhibit Index

  27.1        Financial Data Schedule