Form 10-Q
period 2000-04-30
EON COMMUNICATIONS CORP
filed 2000-06-09
CIK 1084752

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2000.

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


               4119 Willow Lake Blvd., Memphis, Tennessee 38118
                    (Address of principal executive office)

                                (901) 365-7774
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 12,255,045 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of May 31, 2000.
------------------------------------------

                        EON COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED APRIL 30, 2000

                                     INDEX


                                                                                              Page
                                                                                              ----
Part I:  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of July 31, 1999 and
                        April 30, 2000................................................         3
                     Consolidated Statements of Operations for the Three Months
                        and Nine months Ended April 30, 1999 and April 30,
                        2000..........................................................         4
                     Consolidated Statements of Cash Flows for the Nine months
                        Ended April 30, 1999 and April 30, 2000.......................         5
                     Notes to Consolidated Financial Statements.......................         6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....................         8

            Item 3.  Qualitative and Quantitative Disclosure about Market Risk........        15


Part II:  OTHER INFORMATION

            Item 1.  Legal Proceedings...................................................     16
            Item 2.  Changes in Securities...............................................     16
            Item 6.  Exhibits and Reports on Form 8-K....................................     16

Signature                                                                                     16

                        EON COMMUNICATIONS CORPORATION
                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                eOn Communications Corporation and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                       July 31, 1999 and April 30, 2000
                            (Dollars in thousands)

              ASSETS
                                                                                                       At                At
                                                                                                  July 31, 1999     April 30, 2000
                                                                                                  -------------     --------------
Current Assets:
   Cash and cash equivalents                                                                       $        1,874   $          886
   Marketable securities                                                                                        -           22,409
   Trade accounts receivable, net of allowance for doubtful accounts of $1,803 and $2,035                  12,135           12,851
   Inventories                                                                                              8,679           12,149
   Other current assets                                                                                     1,346            1,752
                                                                                                   --------------   --------------
Total current assets                                                                                       24,034           50,047

Property and equipment, net                                                                                 1,419            1,995
Receivable from affiliate                                                                                       9                -
Other assets:
   Goodwill, net of accumulated amortization of $177 and $617                                              11,547           11,107
   Intangible assets, net of accumulated amortization of $49 and $184                                         359              279
   Other                                                                                                    1,657              621
                                                                                                   --------------   --------------
Total other assets                                                                                         13,563           12,007

                                                                                                   --------------   --------------
Total                                                                                              $       39,025   $       64,049
                                                                                                   ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Dividend payable                                                                                $        2,667   $           67
   Notes payable under revolving line of credit                                                             3,137                -
   Trade accounts payable                                                                                   5,580            8,620
   Accounts payable to CMC Industries, Inc.                                                                 3,278              648
   Accrued expenses and other                                                                               2,958            3,117
   Income tax payable                                                                                       1,939              259
                                                                                                   --------------   --------------
Total current liabilities                                                                                  19,559           12,711

Payable to affiliate                                                                                            -               20
Long-term debt                                                                                              2,314                -
Commitments and contingencies                                                                                   -                -

Stockholders'  equity:
   Series A convertible preferred stock, $.001 par value (10,000,000 shares authorized,
       1,463,206  and nil issued and outstanding)                                                             660                -
   Common Stock, $.001 par value (50,000,000 shares authorized, 7,639,932 and
       12,254,826 shares issued and outstanding)                                                                8               12
   Additional paid-in capital                                                                              24,148           57,599
   Accumulated deficit                                                                                     (4,380)          (5,989)
   Note receivable from affiliate (former parent)                                                          (3,284)            (264)
   Accumulated other comprehensive income - unrealized loss on marketable
     securities (net of tax)                                                                                                   (40)
                                                                                                   --------------   --------------
Total stockholders' equity                                                                                 17,152           51,318


                                                                                                   --------------   --------------
Total                                                                                              $       39,025   $       64,049
                                                                                                   ==============   ==============

                See notes to consolidated financial statements
               eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
      For the Three Months and Nine Months Ended April 30, 1999 and 2000
                 (Dollars in thousands, except per share data)



                                                                     Three Months Ended                Nine Months Ended
                                                                          April 30,                         April 30,
                                                                ------------------------------  --------------------------------
                                                                  1999                   2000     1999                    2000
                                                                ---------             --------  --------               ---------
Net revenues                                                    $ 10,017              $ 11,959  $ 27,173               $  39,666
Cost of revenues                                                   5,339                 6,648    15,280                  22,641
                                                                --------              --------  --------               ---------

              Gross profit                                         4,678                 5,311    11,893                   17,025

Operating expenses:
              Selling, general and administrative                  3,524                 5,617     8,695                   14,939
              Research and development                               572                 1,086     1,489                    2,859
              Amortization of goodwill                                28                   144        28                      440
                                                                --------              --------  --------               ----------
                    Total Operating Expenses                       4,124                 6,847    10,212                   18,238

                                                                --------              --------  --------               ----------
Income (loss) from operations                                        554                (1,536)    1,681                   (1,213)
Interest expense                                                     172                    28       584                      281
Interest income                                                        -                  (283)        -                     (446)
Other expense, net                                                    98                    14       117                      109
                                                                --------              --------  --------               ----------
              Income (loss) before income tax expense
                 (benefit)                                           284                (1,295)      980                   (1,157)
Income tax expense (benefit)                                          20                    (8)       82                      168
                                                                --------              --------  --------               ----------
              Income (loss) before extraordinary item                264                (1,287)      898                   (1,325)
Extraordinary loss from early extinguishment of debt, net
               of income taxes                                         -                   284         -                      284
                                                                --------              --------  --------               ----------

              Net income (loss)                                 $    264              $ (1,571) $    898               $   (1,609)
                                                               =========              ========  ========               ==========

Net income (loss) per common share:
              Basic:
                  Net income (loss) before extraordinary
                    item                                        $   0.07             $   (0.11) $   0.23               $    (0.15)
                  Extraordinary loss                                   -                 (0.02)        -                    (0.03)
                                                                --------             ---------  --------               ----------
                     Net income (loss)                          $   0.07             $   (0.13) $   0.23               $    (0.18)
                                                                --------             ---------  --------               ----------

              Diluted:
                  Net income (loss) before extraordinary
                      item                                     $    0.05             $   (0.11) $   0.17               $    (0.15)
                  Extraordinary loss                                   -                 (0.02)        -                    (0.03)
                                                               ---------             ---------  --------               ----------
                     Net income (loss)                         $    0.05             $   (0.13) $   0.17               $    (0.18)
                                                               ---------             ---------  --------               ----------


                See notes to consolidated financial statements

                                             eOn Communications Corporation and Subsidiaries
                                            Consolidated Statements of Cash Flows (Unaudited)
                                                Nine Months Ended April 30, 1999 and 2000
                                                          (Dollars in thousands)

                                                                                                   Nine Months Ended
                                                                                                     April 30, 2000
                                                                                          -------------------------------------
                                                                                             1999                     2000
                                                                                          ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                               $ 898                  $(1,609)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                                    161                      419
  Amortization of intangibles                                                                      11                      134
  Amortization of goodwill                                                                         28                      440
  Amortization of deferred financing costs                                                        110                       46
  Provision for the allowance for doubtful accounts                                               196                      552
  Extraordinary loss on extinguishment of debt                                                      -                      146
  Equity in earnings of joint venture                                                              (6)                       -
  Changes in net assets and liabilities
     Trade accounts receivable                                                                 (1,570)                  (1,268)
     Accounts receivable from (payable to) affiliates                                             (87)                      29
     Inventories                                                                                  545                   (4,270)
     Other current assets                                                                         490                     (405)
     Other non-current assets                                                                    (295)                    (412)
     Trade accounts payable                                                                     1,362                    3,040
     Accounts payable to CMC Industries, Inc.                                                    (217)                  (2,630)
     Accrued expenses and other                                                                     4                      159
     Income taxes payable                                                                          78                   (1,680)
                                                                                          ------------            -------------

                 Net cash provided by (used in) operating activities                            1,708                   (7,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                            (325)                  (1,018)
  Cash acquired from business acquisition                                                       3,126                        -
  Purchases of available for sale securities                                                        -                  (21,609)
  Proceeds from sales of property and equipment                                                     -                       23
  Net repayments under notes receivable from employees                                             48                       73
  Purchase of patents, trademarks, and software technology                                          -                      (54)
                                                                                          ------------            -------------

                 Net cash provided by (used in) investing activities                            2,849                  (22,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving line of credit                                     (187)                  (3,137)
  Proceeds from offering                                                                            -                   33,937
  Deferred offering costs                                                                        (378)                       -
  Net borrowings (repayments) of long-term debt                                                   (21)                  (2,314)
  Repayment (advance) of note receivable from (to) former parent                               (1,950)                     420
  Repayment of note payable to former parent                                                     (100)                       -
  Repayment of note payable to related party                                                     (250)                       -
                                                                                          ------------            -------------

                 Net cash provided by (used in) financing activities                           (2,886)                  28,906

                                                                                          ------------            -------------
Net increase (decrease) in cash and cash equivalents                                            1,671                     (988)
Cash and cash equivalents, beginning of period                                                    103                    1,874

                                                                                          ------------            -------------
Cash and cash equivalents, end of period                                                      $ 1,774                    $ 886
                                                                                          ============            =============

                See notes to consolidated financial statements

Item 1. Financial Statements

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by eOn Communications Corporation (the "Company") without audit. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2000 and for all periods presented. The results for the nine months ended April 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 1998 and 1999 and for each of the three years in the period ended July 31, 1999, which are included in the Registration Statement on Form S-1 (File No. 333-77021) filed with the Securities and Exchange Commission.

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


2.   EARNINGS PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                          Three Months Ended               Nine Months Ended
                                                                               April 30,                       April 30,
                                                                        ----------------------             ------------------
                                                                          1999          2000                 1999      2000
                                                                        ----------- ----------             --------  --------
                                                                        (In thousands, except            (In thousands, except
                                                                           per share data)                  per share data)
Basic earnings (loss) per share:
     Net income (loss) before extraordinary loss                        $  264         $(1,287)             $  898      $(1,325)
     Weighted average shares outstanding - basic                         3,920          11,993               3,920        9,075
                                                                        ------         -------              ------      -------
     Basic earnings (loss) per share                                    $ 0.07         $ (0.11)             $ 0.23      $ (0.15)
                                                                        ======         =======              ======      =======
Diluted earnings (loss) per share:
     Income:
          Net income (loss) before extraordinary loss                   $  264         $(1,287)             $  898      $(1,325)
          Interest on 8% convertible subordinated debt                      10               -                  50            -
                                                                        ------         -------              ------      -------
          Income (loss) available to common shareholders                   274          (1,287)                948       (1,325)
     Weighted average shares:
          Outstanding                                                    3,920          11,993               3,920        9,075
          Assumed conversion of preferred stock                          1,435               -               1,435            -
          Dilutive effect of stock options                                 225               -                 185            -
                                                                        ------         -------              ------      -------
Weighted average shares outstanding - diluted                            5,580          11,993               5,540        9,075
                                                                        ------         -------              ------      -------
Diluted earnings (loss) per share                                       $ 0.05         $ (0.11)             $ 0.17      $ (0.15)
                                                                        ======         =======              ======      =======

Potential common shares related to assumed conversion of preferred stock and outstanding stock options were excluded from the computation of diluted earnings per share for periods ended April 30, 2000 because their inclusion would have had an antidilutive effect on earnings per share.


3.    INVENTORIES


 Inventories consist of the following:


                                                                                          July 31,                     April 30,
                                                                                           1999                         2000
                                                                                        ------------                -----------
                                                                                                     (In thousands)
Raw materials and purchased components                                                   $     531                   $   1,176
Finished goods                                                                               8,222                      11,047
LIFO reserve                                                                                   (74)                        (74)
                                                                                         ---------                   ---------
           Total inventories                                                             $   8,679                   $  12,149
                                                                                         =========                   =========

4.   SEGMENT INFORMATION

                                                                Systems -           Cellular
                                          Communications        Caribbean/          Airtime
                                              Systems         Latin America         Services         Other       Reconciliations
                                          --------------      -------------         --------         -----       ---------------
Three months ended April 30, 1999:
     Revenues                                $  5,682             $3,064             $1,271         $    152       $    (152)
     Net income (loss)                             18                237                  9                9              (9)
     Total assets                              26,024              5,203              2,776            1,288          (1,288)

Three months ended April 30, 2000:
     Revenues                                   7,369              3,323              1,267               58             (58)
     Net income (loss)                         (1,554)               (88)                71               (5)              5
     Total assets                              51,075             11,244              1,730            1,071          (1,071)

Nine months ended April 30, 1999:
     Revenues                                  16,556              6,474              4,143              326            (326)
     Net income (loss)                            127                340                431                7              (7)

Nine months ended April 30, 2000:
     Revenues                                  25,448             10,770              3,448              130            (130)
     Net income (loss)                         (1,868)                88                171              (17)             17


                                            Consolidated
                                               Total
                                            ------------
Three months ended April 30, 1999:
     Revenues                                 $10,071
     Net income (loss)                            264
     Total assets                              34,003

Three months ended April 30, 2000:
     Revenues                                  11,959
     Net income (loss)                         (1,571)
     Total assets                              64,049

Nine months ended April 30, 1999:
     Revenues                                  27,173
     Net income (loss)                            898

Nine months ended April 30, 2000:
     Revenues                                  39,666
     Net income (loss)                         (1,609)

     There have been no differences from the last annual financial statements in the basis of measuring segment profit or loss. The change in operating assets since the last annual financial statement consists primarily of the proceeds from the initial public offering discussed in Footnote 5. On April 12, 1999, the Company acquired BCS Technologies, Inc., which represents total assets of approximately $18 million at April 30, 2000 that are included in the communications systems segment.

5.   THE OFFERING

     On February 4, 2000, the Company completed the initial public offering of 2,790,000 shares of common stock at a price of $12.00 per share resulting in net proceeds to the Company of $28.6 million, net of underwriting commissions and discounts and offering costs. On February 17, 2000, the underwriters exercised their over-allotment option, resulting in the issuance of an additional 390,000 shares of common stock and additional net proceeds to the Company totaling $4.4 million. Simultaneous with the offering, all of the shares of the Company's Series A convertible preferred stock were converted into shares of the Company's common stock on approximately a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock. The Company used the proceeds from the offering to repay $2.8 million of outstanding principal and interest on 8% subordinated notes due in 2002 and $3.6 million of outstanding indebtedness under a revolving credit facility. In connection with the repayment of the debt, the Company recognized a charge of $0.3 million, net of income tax, related to the early extinguishment of debt.


6.   CHANGES IN STOCKHOLDERS' EQUITY

     The following represents the changes in stockholders' equity for the nine months ended April 30, 2000:

                                                            (In thousands, except share date)
                                     ------------------------------------------------------------------------------------------
                                          Preferred Stock          Common Stock       Additional                    Note
                                     -----------------------------------------------  Paid-in        Accumulated    Receivable
                                        Shares        Amount    Shares      Amount    Capital          Deficit      From Parent
                                        ------        ------    ------      ------    -------          -------      -----------
Balance at
     July 31, 1999                      1,463,206      $660      7,639,932      $8    $24,148           $(4,380)    $(3,284)

Comprehensive income (loss):
     Net loss                                                                                            (1,609)
     Other comprehensive income
          -unrealized loss on
           securities (net of tax)

             Comprehensive loss

Collection of note
     receivable from
     former parent                                                                                                      420
Conversion of preferred
     to common                         (1,463,206)     (660)     1,434,894       1        659
Issuance of common stock
     in the offering                                             3,180,000       3     32,792
Note receivable distributed
     in lieu of dividend
     payable                                                                                                          2,600
                                       -----------     -----     ---------      --     ------           --------      -----
Balance at
     April 30, 2000                              -     $   -    12,254,826     $12    $57,599           $(5,989)      $(264)
                                       ===========     =====    ==========     ===    =======           ========      =====


                                          Accumulated
                                          Other               Total
                                          Comprehensive    Stockholders'
                                          Income         Equity (Deficit)
                                          -------------  ---------------
Balance at
     July 31, 1999                             $  -          $17,152

Comprehensive income (loss):
     Net loss                                                 (1,609)
     Other comprehensive income
          -unrealized loss on
           securities (net of tax)              (40)             (40)
                                                            --------
                                                              (1,649)
             Comprehensive loss

Collection of note
     receivable from
     former parent                                               420
Conversion of preferred
     to common                                                     -
Issuance of common stock
     in the offering                                          32,795
Note receivable distributed
     in lieu of dividend
     payable                                                   2,600
                                               ----           ------
Balance at
     April 30, 2000                            $(40)         $51,318
                                               ====          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of eOn or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, eOn's ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Overview

     We design, develop and market next-generation Linux communications servers and software which integrate and manage voice, e-mail and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations. Through our Caribbean/Latin American operations, we sell and service voice communications systems and cellular telephones and resell cellular airtime.

     Our Linux communications server product line was originally developed by BCS, and was introduced initially in April 1997. We acquired BCS on April 12, 1999 and have since combined the eQueue 4000 Linux communications server and our Millennium voice switching platform, which we introduced in fiscal 1994, into our Communications Systems operations. We have recently concentrated our product development efforts on extending and enhancing our Linux communications server product line, introducing the eNterprise 2000 and Web Center communications servers during the current fiscal year.

     We recognize revenues from our eQueue 4000 and eNterprise 2000 communications server products upon completion of installation when they are sold directly to end users, due to the customized nature of each installation. We recognize revenues upon shipment for products shipped to dealers and for our Millennium products sold to end-users. We recognize revenues from the resale of cellular airtime and cellular telephones when these revenues are earned.

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

Three Months Ended April 30, 2000 and 1999

     Net Revenues. Total revenues increased 19.4% to $12.0 million in the three months ended April 30, 2000 from $10.0 million in the three months ended April 30, 1999. The increase resulted primarily from increased Linux communications server revenues of $2.0 million.

     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit increased 13.5% to $5.3 million in the three months ended April 30, 2000 from $4.7 million in the three months ended April 30, 1999. The increase resulted primarily from increased Linux communications server gross profit of $1.7 million, offset by decreased Millennium gross profit of $(0.7) million and decreased gross margin from our Carribbean/Latin American operations of $(0.4) million. Our gross margin was 44.4% in the three months ended April 30, 2000 and 46.7% in the three months ended April 30, 1999.

     Operating Expenses. Operating expenses increased 66.0% to $6.8 million in the three months ended April 30, 2000 from $4.1 million in the three months ended April 30, 1999. The increased expenses in the three months ended April 30, 2000 were due primarily to an increase of $2.6 million related to the growth of Linux communications server revenues and the amortization of goodwill associated with our purchase of BCS Technologies in April 1999. Operating expenses increased as a percentage of revenues to 57.3% in the three months ended April 30, 2000 from 41.2% in the three months ended April 30, 1999.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support the growth of our business. Selling, general and administrative expenses increased 59.4% to $5.6 million in the three months ended April 30, 2000 from $3.5 million in the three months ended April 30, 1999. The increase was due to an increase of $2.1 million of selling, general and administrative expenses related to the growth of our Linux communications server revenues. These expenses as a percentage of revenues increased to 47.0% in the three months ended April 30, 2000 from 35.2% in the three months ended April 30, 1999. We expect selling, general and administrative expenses to increase in dollars as we increase our investment in sales and marketing.

     Research and Development. Research and development expenses consist primarily of personnel and related expenses for our engineering staff and depreciation of related equipment. Research and development expenses increased 89.9% to $1.1 million in the three months ended April 30, 2000 from $0.6 million in the three months ended April 30, 1999. The increased expenses were primarily due to the hiring of additional engineering personnel. These expenses as a percentage of revenues increased to 9.1% in the three months ended April 30, 2000 from 5.7% in the three months ended April 30, 1999. We expect research and development expenses to increase in dollars as we hire additional engineers to support our new product initiatives.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999 and are amortizing the amount over a 20-year period.

     Income (Loss) from Operations. Income (loss) from operations decreased 377.3% to $(1.5) million in the three months ended April 30, 2000 from $0.6 million in the three months ended April 30, 1999. This was primarily due to operating expenses increasing more quickly than gross profit due to the hiring of additional sales and research and development personnel and the amortization of goodwill during the three months ended April 30, 2000.

Nine months Ended April 30, 2000 and 1999

     Net Revenues. Total revenues increased 46.0% to $39.7 million in the nine months ended April 30, 2000 from $27.2 million in the nine months ended April 30, 1999. The increase resulted primarily from increased Linux communications server revenues of $6.9 million, increased revenues from Caribbean/Latin American operations of $4.8 million, and increased Millennium revenues of $0.8 million.

     Cost of Revenues and Gross Profit. Gross profit increased 43.2% to $17.0 million in the nine months ended April 30, 2000 from $11.9 million in the nine months ended April 30, 1999. The increase resulted primarily from increased Linux communications server gross profit of $5.3 million, offset by lower Millennium gross profit of $(0.2) million. Our gross margin was 42.9% in the nine months ended April 30, 2000 and 43.8% in the nine months ended April 30, 1999.

     Operating Expenses. Operating expenses increased 78.6% to $18.2 million in the nine months ended April 30, 2000 from $10.2 million in the nine months ended April 30, 1999. The increased expenses in the nine months ended April 30, 2000 were due primarily to $5.5 million in additional operating expenses related to the growth of Linux communications servers, $2.1 million in additional expenses related to the hiring of sales, research and development, and administrative personnel to support our growth, and increased goodwill amortization of $0.4 million. Operating expenses increased as a percentage of revenues to 46.0% in the nine months ended April 30, 2000 from 37.6% in the nine months ended April 30, 1999.

     Selling, General and Administrative. Selling, general and administrative expenses increased 71.8% to $14.9 million in the nine months ended April 30, 2000 from $8.7 million in the nine months ended April 30, 1999. The increased expense was due primarily to $4.5 million of selling, general and administrative expenses related to our Linux communications server revenues and an increase of $1.7 million due primarily to the growth of the business including the hiring of additional sales and customer service personnel. These expenses as a percentage of revenues increased to 37.7% in the nine months ended April 30, 2000 from 32.0% in the nine months ended April 30, 1999. We expect selling, general and administrative expenses to increase in dollars as we increase our investment in sales and marketing.

     Research and Development. Research and development expenses increased 92.0% to $2.9 million in the nine months ended April 30, 2000 from $1.5 million in the nine months ended April 30, 1999. The increased expenses were primarily due to the hiring of additional engineering personnel and additional equipment purchases. These expenses as a percentage of revenues increased to 7.2% in the nine months ended April 30, 2000 from 5.5% in the nine months ended April 30, 1999. We expect research and development expenses to increase in dollars as we hire additional engineers to support our new product initiatives.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999 and are amortizing the amount over a 20-year period.

     Income (Loss) from Operations. Income (loss) from operations decreased 172.3% to ($1.2) million in the nine months ended April 30, 2000 from $1.7 million in the nine months ended April 30, 1999. This was primarily due to operating expenses increasing more quickly than gross profit due to the hiring of additional sales and research and development personnel and the amortization of goodwill during the nine months ended April 30, 2000.


Liquidity and Capital Resources

     Prior to our initial public offering, we funded our operations primarily through cash generated from operations, periodic borrowings under former revolving credit facilities, a $3.0 million subordinated convertible note financing and acquisition financing provided by Alcatel in connection with purchase of our business from Alcatel in 1990. In February 2000, we received $33.0 million, net of underwriting fees, commissions, and offering costs, upon the issuance of 3,180,000 shares of common stock in our initial public offering. The proceeds from the offering were used to retire $2.8 million of outstanding principal and interest on 8% subordinated notes due in 2002 and $3.6 million of outstanding indebtedness under a revolving credit facility. See Note 5 to our consolidated financial statements.

     Net cash provided by (used in) operating activities was ($7.3) million and $1.7 million for the nine months ended April 30, 2000 and 1999, respectively. The decrease from the prior year is due primarily to the lower net income in the current fiscal year, an increase in inventories, and the reduction in income taxes payable during the nine months ended April 30, 2000.

     Net cash provided by (used in) investing activities was ($22.6) million and $2.8 million for the nine months ended April 30, 2000 and 1999, respectively. Cash used in investing activities in the current period consisted primarily of purchases of short-term available-for-sale debt securities.

     Net cash provided by (used in) financing activities was $28.9 million and ($2.9) million for the nine months ended April 30, 2000 and 1999, respectively. Cash provided by financing activities in the nine months ended April 30, 2000 consisted primarily of the proceeds from our initial public offering, offset by the early retirement of our outstanding long-term debt and amounts borrowed under our former revolving credit facilities.

     We believe that the proceeds from our initial public offering, together with available funds and anticipated cash flows from operations will satisfy our projected working capital and capital expenditure requirements at least through fiscal 2001. To the extent that we grow more rapidly than expected in the future, we may need additional cash to finance our operating and investing activities.

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

     . declining market for traditional private branch exchange (PBX) equipment

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

     We intend to increase our operating expenses substantially, particularly expenses related to research and development, sales and marketing, and development of new distribution channels. We will need to generate significant additional revenue to attain profitability. If we incur losses, our stock price could decline.

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

     . web center software and services suppliers, such as eGain, Kana
       Communications, Mustang.com (acquired by Quintus) and WebLine Communications (acquired by Cisco);

     . contact center software and services suppliers, such as Clarify (acquired by Nortel Networks), Genesys Telecommunications Laboratories (acquired by Alcatel), Interactive Intelligence, Silknet Software (acquired by Kana Communications) and Vantive (acquired by PeopleSoft);

     . emerging private communications exchange (PCX) suppliers, such as AltiGen
       Communications, Artisoft, Picazo Communications (acquired by Intel/Dialogic), NBX Corporation (acquired by 3Com), Selsius Systems (acquired by Cisco), and Calista (acquired by Cisco); and

     . voice communications equipment suppliers, such as Alcatel, Aspect
       Communications, Lucent Technologies, Mitel, NEC, Nortel Networks, Rockwell Electronic Commerce and Siemens.

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

     We sell eQueue 4000 communications servers directly. We currently sell our eNterprise 2000 and intend to sell our eNterprise 400 and Web Center communications servers both directly and indirectly through dealers and value added resellers that have experience in data as well as voice communications. We may not be able to develop this new indirect sales channel. In addition, these new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors' products and could discontinue selling our products at any time in favor of our competitors' products or for any other reason.

The lengthy sales cycles of some of our products, and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

     The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our large capacity Linux communications servers, from one to six months for our Millennium switching platform and are expected to be from one to six months for our small to mid-range Linux communications servers. The purchase of our products may involve a significant commitment of our customers' time, personnel, financial and other resources. We generally recognize revenues on the date of shipment for Millennium and eNterprise systems shipped to dealers and upon completion of installation for our eQueue 4000 and eNterprise 2000 communications servers sold directly to end users due to the customized nature of these installations. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

     We derived approximately 41% of our total revenues for the nine months ended April 30, 2000 from the sale of our Millennium products. We may not be able to grow or sustain our Millennium revenues because the traditional private branch exchange (PBX) market, which accounts for a substantial portion of our Millennium revenues, is expected to decline. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs. If we are not able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

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

     As of April 30, 2000, our executive officers, directors and principal stockholders and their affiliates owned 4,847,329 shares, or 39.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

     Substantially all of our cash equivalents and investment securities are invested in variable rate instruments and, therefore, are affected by changes in market interest rates. Because substantially all of these holdings have short effective maturities, we believe that the market risk for such holdings is immaterial. In addition, substantially all of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is also immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     In November 1998, WSI, Inc., a distributor of telecommunications systems filed an action against Cortelco Puerto Rico, Cortelco Systems Holding Corporation and David S. Lee, one of our directors. The complaint essentially alleged that the defendants misused confidential information and otherwise engaged in unfair competition with WSI by attempting to hire WSI employees and to discredit WSI with a supplier and with customers. The complaint sought damages in excess of $15 million plus costs and attorneys' fees. This case was dismissed without prejudice by final and unappealable judgment of the United States District Court on February 9, 2000.

Item 2.  Changes In Securities.

     Our initial public offering pursuant to Registration Statement on Form S-1 (Registration No. 333-77021) under the Securities Act of 1933, as amended, covering the registration and sale of an aggregate of 4,140,000 shares of our common stock, including 540,000 shares of common stock pursuant to the exercise of the underwriter's overallotment option, became effective on February 4, 2000. In the offering, we sold an aggregate of 3,180,000 shares of our common stock, including 390,000 shares pursuant to the exercise of the underwriters' over-allotment option, at a price per share of $12.00 for an aggregate purchase price of $38,160,000, and the selling stockholders sold an aggregate of 960,000 shares of our common stock, including 150,000 shares pursuant to the exercise of the underwriters' over-allotment option, at a price per share of $12.00 for an aggregate purchase price of $11,520,000. Our net proceeds from the offering were approximately $33.0 million. The managing underwriters were Needham & Company, Inc., A.G. Edwards & Sons, Inc. and WR Hambrecht & Co., LLC. The aggregate underwriting fees were approximately $3.5 million and offering costs totaled approximately $2.6 million, including approximately $0.8 million in the three months ended April 30, 2000. Upon the closing of the initial public offering in February 2000, 1,463,206 shares of Series A Preferred Stock, representing all of the outstanding shares of Preferred Stock were automatically converted into 1,434,894 shares of common stock. Concurrent with the closing of the initial public offering in February 2000, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that authorizes 10,000,000 shares of undesignated preferred stock. For additional information about out capital stock, please refer to "Description of Capital Stock" in our Registration Statement (SEC File No. 333-77021) filed with the Securities and Exchange Commission.

     The net offering proceeds from the initial public offering were used to repay $2.8 million of outstanding principal and interest on a long-term subordinated note and $3.6 million of senior debt under a revolving credit facility including early payment penalties, and for working capital and general corporate purposes. The remaining net proceeds were invested in short-term, investment grade securities.

Item 6.  Exhibits and Reports on Form 8-K.

    (A)  Exhibits.

         27.1 Financial Data Schedule

    (B)  Reports On Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended April 30, 2000.


                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                         EON COMMUNICATIONS CORPORATION


Date:   June 9, 2000                /s/ Stephen N. Samp
        ------------                --------------------------------
                                    Stephen N. Samp
                                    Chief Financial Officer, Vice President of
                                    Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)

Exhibit Index

   27.1        Financial Data Schedule