Form 10-K405
period 2000-07-31
EON COMMUNICATIONS CORP
filed 2000-10-30
CIK 1084752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 000-26399

                        EON COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                  62-1482176
   (State of incorporation)             (I.R.S. Employer Identification No.)

            4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144
                   (Address of principal executive offices)

                                (770) 423-2200
                              (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $22,531,000 based upon the closing sale price as reported by the Nasdaq Stock Market on September 29, 2000. The number of outstanding shares of the registrant's $0.001 par value common stock was 12,210,336 shares as of that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I

     Item 1.     Business..................................................................       2
     Item 2.     Properties................................................................      10
     Item 3.     Legal Proceedings.........................................................      11
     Item 4.     Submission of Matters to a Vote of Security Holders ......................      11

                 Executive Officers .......................................................      11

PART II

     Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters ...................................................      12
     Item 6.     Selected Financial Data...................................................      13
     Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................      14
     Item 7a.    Quantitative and Qualitative Disclosures About Market Risk................      22
     Item 8.     Financial Statements and Supplementary Data...............................      23
     Item 9.     Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure ..............................................      41

PART III

     Item 10.    Directors and Executive Officers of the Registrant........................      42
     Item 11.    Executive Compensation....................................................      42
     Item 12.    Security Ownership of Certain Beneficial Owners and Management............      42
     Item 13.    Certain Relationships and Related Transactions............................      42

PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      43

SIGNATURES.................................................................................      44

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn's ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 7. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 8.

INTRODUCTION

     eOn Communications Corporation ("eOn" or the "Company") designs, develops and markets next-generation communications servers and software for the integration and management of voice, e-mail and Internet communications for customer contact centers and other applications. For small and medium-sized installations, we also offer a traditional voice switching platform. Through our wholly-owned subsidiary in Puerto Rico, we sell and service communications systems and cellular telephones and resell cellular airtime. Our products help enterprises communicate more effectively with customers, convert inquiries into sales, and increase customer satisfaction and loyalty.

     The Company's principal executive offices are located at 4105 Royal Drive N.W., Suite 100, Kennesaw, Georgia 30144. The telephone number at that address is (770) 423-2200. The Company was incorporated in Delaware in July 1991.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

     Our next-generation communications servers are easy and cost-effective to customize, configure and integrate, because they use the Linux operating system and Pentium-based computers. Linux is an open source code operating system which means that the code can be accessed and modified by any software programmer. We believe these characteristics allow for faster development of new applications. We believe we are the first to adopt the Linux operating system for communications servers and that our early use of Linux provides us with a competitive advantage. Our communications servers have extensive voice communications and call center capabilities, and also integrate Internet communications such as e-mail, chat sessions and voice calls using Internet Protocol. Our communications servers also integrate with PC applications and databases to deliver immediate, personalized customer information to customer service agents. These communications servers incorporate a comprehensive set of real-time tools for monitoring and managing the performance of a customer contact center and its agents and include numerous automated features that increase the productivity of agents so that they can handle each customer contact quickly and intelligently.

     Our communications server products include the eQueue and the eNterprise. The eQueue is primarily intended for customers who require open, standards-based advanced contact center capabilities with integrated Web center features. The eNterprise is an all-in-one PC platform that cost-effectively addresses the evolving communications requirements of smaller installations. The eNterprise is scalable for customers who require an open, standards-based voice communications system with advanced features to integrate PC applications and database information. Our use of the Linux operating system enables us to leverage the rapid application development cycles of the open source community to reduce the time to market for our new and innovative products. Our Millennium voice switching platform is a private branch exchange which is based on our own operating system. The Millennium has many features including automatic call distribution capabilities and is intended for use in a wide range of small and medium-sized installations.

THE EON SOLUTION

     Our product line includes next-generation communications servers and software that integrate voice, e-mail and Internet communications. Our solutions help enterprises efficiently manage their customer relationships, thereby increasing customer loyalty and satisfaction.

eOn solutions provide customers with key benefits, including:

  - Integration of Voice and Internet Communications on One Platform. Our integrated servers intelligently route inquiries arriving over the telephone network or the Internet. Enterprises can interact with their customers more effectively and lower communications costs by using both voice and Internet networks. Our servers can seamlessly integrate PC applications and database information for use with voice and Internet communications as enterprises and their customers increasingly use a combination of these media.

  - Mission-Critical Reliability. We offer highly reliable, integrated communications servers for enterprises that have mission-critical requirements. For example, our eQueue and eNterprise servers include redundant Pentium PCs, redundant power supplies and fast-reaction hardware-based fault detection.

  - Conversion of Web Site Visitors into Customers. Using our communications servers, enterprises can efficiently and seamlessly interact with visitors on their Web sites through voice, e-mail, Web chat and other communications media. We believe that this improved interaction will convert more Web site visitors into actual customers, which is essential for enterprises that seek to realize the profit potential of their investments in e-commerce and brand building.

  - Lower Total Cost of Ownership. Our use of open industry-standard hardware and software reduces costs to enterprises to implement their communications strategies. Our next-generation communications servers run on the open source code Linux operating system, which improves interoperability with our customers' existing applications and systems. This preserves our customers' previous investments and reduces systems integration costs, thereby lowering the total cost of ownership.

  - Rapid, Low-cost Customization. Each enterprise must configure and customize its communications system to meet its unique and changing organizational needs. The open source code Linux operating system provides access to program source code and development tools, which facilitates the rapid and efficient addition of new features and systems customization for unique enterprise needs.

  - Scalability and Easy Upgrade Paths. Our open architecture, software-based features and expandable hardware platforms provide enterprises with flexibility to add e-commerce and other applications and to scale and upgrade their systems to handle higher volumes of customer interactions.

STRATEGY

     Our objective is to be a leading provider of next-generation communications servers and related software. Key elements of our strategy are the following:

Offer a Broad Line of Hardware and Software Products

     We have broadened our line of communications servers to address the varying needs of different market segments. Our eQueue is designed to meet the needs of customers with high volume contact centers or mission-critical operations. Our eNterprise is a cost-effective comprehensive communications system that includes many of the features and functionality of the eQueue for customers with advanced integrated voice and data communications needs and less mission-critical operations requirements. Our eOn Web Center Software Suite provides small to medium-sized businesses engaged in e-commerce a solution for routing, tracking, and responding to e-mail and Internet-based communications in real time. We intend to continue to develop new features and applications common to each of our Linux communications server hardware platforms.

Capitalize Upon Our First-Mover Advantage of Using the Linux Operating System for Communications Servers

     We believe that we are the first company to use the Linux operating system for communications servers. We believe the Linux operating system provides us with important competitive advantages in the integrated communications server arena. We also believe that we have a unique opportunity to gain new customers among companies that wish to exploit the advantages of the Linux operating system. In addition, potential partners may be interested in establishing relationships with us to gain access to our Linux-based software for communications server applications.

Target E-Commerce Installations and Customer Contact Centers

     We intend to become a leader in the market for systems that manage blended voice and Web-based customer interactions. We believe our extensive experience in voice communications and call center systems provides us with a strategic advantage for offering an integrated voice and Internet communications product line. We will target enterprises that require integrated customer relationship management systems to implement e-commerce strategies.

Expand Marketing and Sales and Distribution Channels

     We are expanding our marketing in order to sell more of our next-generation communications server products. We seek to increase brand awareness among customers, dealers, value added resellers and original equipment manufacturers through increased participation in trade shows, print and Web advertising, direct mail and other marketing activities.

     We are expanding our direct sales force. We also plan to increase our existing network of 140 dealers and value added resellers, emphasizing value added resellers with experience in both voice and data communications equipment and services. We believe we can further expand the market for our Linux contact server software applications by establishing relationships with companies that have developed strategies to use the Linux operating system.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     Our products and products under development include a broad line of next-generation communications servers and software. The eQueue and eNterprise hardware platforms are modular, run on Pentium processors under the Linux operating system and provide their features primarily as Linux software applications. We also offer optional software features across our product line based on other industry-standard interfaces and operating systems. In addition, we offer the proprietary Millennium voice switching platform, which we introduced in 1994. This platform incorporates a wide range of sophisticated voice features, many of which are or will be offered on our next-generation communications servers.

Communications Servers

     Our Web-enabled next-generation communications servers are based on the Linux operating system, use Pentium processors and are scaled and designed for different sized installations. We also offer the eOn Web Center suite of web-enabled applications. Separately priced software features available on our eQueue and eNterprise platforms serve a broad range of customer needs ranging from typical voice communications systems to advanced, Web-centric contact center applications. Our eQueue products won "Best of Show" awards at the 1997 and 1998 CT Expo, "Product of the Year" awards in 1997 and 1998 from Call Center magazine and in 1999 from Call Center Solutions magazine, and "Gold Best-in-Class Users Choice Award" in 1999 from Customer Support Management magazine. Our eNterprise communication server received the TMC Labs Innovation Award from Communications Solutions magazine in Summer 2000, while our eOn Web Center software suite was named "Best of Show" at the CT Expo 2000 and Spring 2000 Communications Solutions Expo.

Our communications server products consist of the following:

  - eQueue. The eQueue is designed for mission-critical contact center applications. It has redundant fault tolerance with dual power supplies and dual industrial-grade, Pentium processor-based computers with hot standby. In addition, the eQueue has hardware-based fault monitoring intended to provide continuous operation with no detectable interruption. The eQueue architecture supports configurations up to 4,000 communication ports through custom telephony and Voice-over-Internet Protocol boards. The eQueue is primarily intended for customers who require open, standards-based advanced contact center capabilities with integrated Web center features.

  - eNterprise. The eNterprise is a next generation private communications exchange (PCX) platform that enables businesses to consolidate and manage voice, e-mail and Web applications in a single unified system. The eNterprise is based on the open standards Linux operating system and provides the exceptional reliability, flexibility, scalability and interoperability required for the most demanding business applications. The eNterprise combines the best features of conventional PBX, PC-based and IP-based communications systems to provide complete solutions for growing organizations, particularly those that rely on the Web for increasing sales and customer service. Advanced tools for routing, tracking and responding to multi-media messages in real time can all seamlessly integrate with the eNterprise.

  - eOn Web Center. The eOn Web Center is a software application suite for routing, tracking and responding to customer e-mail and Web-based communications in real-time and is primarily intended for customers engaged in e-commerce who require advanced, Web-based customer interaction capabilities in a single, easily managed queue.

     Our communications servers have numerous software features, nearly all of which are offered on both our eQueue and eNterprise platforms. These software features can be broadly categorized into four different functional groups:

  - integration of voice communications with Web-based communications to provide enhanced responsiveness to customers or within an organization;

  - comprehensive real-time tools for managing contact centers and agents;

  - a broad suite of contact center productivity features that improve agent efficiency; and

  - a large number of interfaces with third-party systems and communications protocols to provide versatility and customization.

     Our communications servers provide comprehensive customer relationship management features that improve the level of responsiveness to customers. These features save customers time, facilitate transactions and build customer loyalty. They support direct customer interactions for personalized service through the customer's choice of communications media, including voice, e-mail and the Internet. Our systems are designed to manage high volume and complex customer communications using voice, e-mail and live interaction on the Web.

Contact Center Management Tools

     We supply a comprehensive set of real-time tools for monitoring and managing the performance of a contact center and its agents. These tools integrate the management of both voice and Web communications. Supervisors use our monitoring tools to set performance levels. Managers use our reporting features to monitor workload, analyze trends in customer communications and forecast resource needs.

     Customer contact centers must operate efficiently in order to maximize productivity of agents and provide improved customer service. Customer sales and service agents use these features to handle each customer contact, whether via telephone or the Internet, quickly and intelligently. We also provide the tools and features required for virtual contact centers so that agents and supervisors can operate from any location as if they were in one centralized location supported by common management systems, communications links and databases. Our contact center systems have numerous automated features that increase the productivity of agents and centers.

     Enterprises demand customization, versatility and flexibility in their communications systems. We have designed our products to be highly configurable to adapt to our customers' diverse and constantly changing needs. Because we offer flexible and configurable features and because Linux is an open source code operating system, we are able to customize our products readily to suit individual customers' needs.

     The Linux operating system, our Ethernet connectivity and our integrated Internet Protocol communications capabilities facilitate integration of e-mail and Web-based communications and a wide variety of computer telephony functions. These open standards support a wide range of interfaces and protocols. Therefore, we can readily integrate functions based on third-party applications, databases and Web servers.

     We are enhancing and extending our communications platforms and providing e-commerce enabling software. We routinely conduct market research and solicit input from our customers and a select set of partners as an integral part of our product planning.

     Current research and development initiatives include:

   - Enhancements for our eQueue and eNterprise communications servers

   - Support for industry-standard application interfaces and protocols

   - Additional features for our Web Center software suite

Millennium Voice Switching Platform

     The Millennium voice switching platform is a fully-featured private branch exchange with basic customer contact center and computer telephony integration features, primarily for enterprises with small to medium-sized installations. It can be expanded in a modular manner from 32 to 1,024 communications ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-in cards and software.

     The Millennium supports the voice switching needs of enterprises with small to medium-sized installations and includes such features as voice mail, interactive voice response and caller identification. The Millennium also offers an advanced voice processing system with unified messaging that integrates e-mail, voice mail and fax on a personal computer connected to a Millennium port; Auto Attendant, which is an automated answering and routing service; and PC Attendant Console, which provides customized computer telephony integration features that support the needs of various vertical markets.

     The Millennium can be used for multi-site networking by connecting Millennium platforms in multiple locations, thereby creating a private communications network that operates as if all sites were on a single system. The Millennium may also be networked with our Linux communications servers for a range of virtual private network applications. In addition, we offer our customers the ability to add ISDN, circuit-switched data, CTI host links and fiber remote virtual bus extenders to the Millennium platform. The Millennium can also be used to perform a variety of system integration functions, such as: a protocol converter between E1 trunks and T1 trunks; a channel bank that merges multiple voice and data circuits into a single digital communications system; and a hub serving as the enterprise entry port for fiber optic and T1 links.

     We also offer in-building wireless communications on our Millennium voice switching platform. This feature provides private digital micro-cellular voice and data communications within a building or campus to wireless handsets.

Caribbean/Latin American Operations

     Our Caribbean/Latin American operations sell and service voice communications systems and cellular telephones and resell cellular airtime primarily in Puerto Rico. Voice communications systems sales and service consist primarily of equipment from third-party manufacturers. In addition, our Caribbean/Latin America operations serve as a dealer for our Millennium voice switching platform and our eNterprise communication servers.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is organized into two operating segments: (1) Communication Systems - North America, (2) Caribbean/Latin America. Information regarding these operating segments as well as geographic information regarding net revenues is contained in Note 16 of the Notes to Consolidated Financial Statements in Item 8. The Company has no long-lived assets outside the United States and Canada.

SALES AND MARKETING

     We target our marketing to increase brand awareness among customers, dealers, value added resellers and original equipment manufacturers through increased participation in trade shows, radio, print and Web advertisement, direct mail and other marketing activities. We are increasing our direct sales force and expanding our network of 140 dealers and value added resellers, targeting value added resellers with experience in both voice and data communications equipment and services.

     We directly sell, install, maintain and support our eQueue communications servers in the United States and through value added resellers internationally. We sell our eNterprise communications servers directly and through our network of dealers and value added resellers. We use a direct sales force for sales of our Millennium voice switching platforms to national accounts and the federal government. We also sell the Millennium domestically and internationally through our network of dealers and value added resellers. The majority of the sales by our Caribbean/Latin American operations are direct. For fiscal 2000, our direct sales force accounted for approximately 69% of our revenues and our indirect distribution channels accounted for approximately 31% of our revenues.

     As of July 31, 2000, we had approximately 40 sales and marketing personnel in our Communications Systems-North America operations and 43 in our Caribbean/Latin American operations. We have increased our sales and marketing personnel approximately 30% over the last twelve months, and we anticipate further increases in the future.

RESEARCH AND DEVELOPMENT

     The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and capabilities of our products. We plan to extend the functionality of our hardware and software technology by continuing to invest in research and development.

     We substantially increased the number of employees engaged in research and development since 1998 and, as of July 31, 2000, we had 41 research and development employees, representing a 37% increase over the last twelve months. We expect to continue to increase the number of our research and development employees and to apply these additional resources to our new product development initiatives. In particular, we will add more software engineers and programmers to facilitate rapid development of our communications servers and software. We intend to use independent contractors from time to time to assist with certain product development and testing activities.

     Our success depends, in part, on our ability to enhance our existing products and to develop functionality, technology and new products that address the increasingly sophisticated and varied needs of our current and prospective customers.

MANUFACTURING

     We use various contract manufacturers for line cards, trunk cards, components and subassemblies for our communications servers. We receive, inspect and test components and subassemblies and then assemble and test each system. Each eQueue communications server is custom-configured at our facility prior to shipment.

     We currently use two contract manufacturers to produce the Millennium, ACT Manufacturing, Inc. and Innovative Circuits, Inc. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that ACT and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. Under our contract with ACT we negotiate pricing annually for the next fiscal year. We make purchases from Innovative Circuits through purchase orders.

     We depend on sole source suppliers for certain components, digital signal processors and chip sets, voice processor boards, wireless handsets and base stations. Interruptions in the availability of components from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components could cause delays and expenses.

COMPETITION

     The competitive arena for our products is changing very rapidly. Well-established companies and many emerging companies are scrambling to develop products to improve customer service in e-commerce. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies' desires to expand product offerings and resources and established companies' attempts to acquire new technology and reach new market segments. A number of emerging companies have completed initial public offerings, while many more remain private. Most established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do. In addition, a number of our current and potential competitors have recently been acquired by larger companies who seek to enter our markets.

     We compete on the basis of providing a reliable integrated voice and data communications system that can be customized and configured rapidly and at low cost. Although we believe that we compete favorably with respect to these factors, we may not be successful in this rapidly changing and highly competitive market.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed customer base than we do. Therefore, our competitors may be able to respond to new or emerging technologies and changes faster than we can. They may also be able to devote greater resources to the development, promotion and sale of their products. Actions by our competitors could result in price reductions, reduced margins and loss of market share, any of which would damage our business.

     Our current and potential competitors can be grouped into the following five categories:

Data Communications Equipment Suppliers

     Many data communications equipment suppliers have a strategic objective of penetrating the voice communications market, thereby substantially expanding their total served market. Among data-centric companies pursuing this strategy are Cisco Systems, 3Com and Sun Microsystems. Although data communications companies generally do not have substantial experience with voice communications systems, they could develop these capabilities internally or through acquisitions. For example, Cisco has recently completed or announced a number of acquisitions, which are intended to provide it with the capabilities to address market opportunities for integrated voice and data communications systems. We believe these companies face a substantial challenge in integrating their acquisitions and product development plans due to their limited experience in voice communications. Nevertheless, these companies can be expected to compete intensely in this market.

Web Center Software and Services Suppliers

     There are many competitors that supply software for managing the rapidly increasing volumes of Web communications for e-commerce. These competitors' products and services manage inbound and outbound e-mail and Web-based communications, while facilitating the delivery of specific and personalized information to each customer. They strive to enable e-businesses to enhance customer relationships, generate additional revenue opportunities and reduce the cost of online communications. Web center software competitors include eGain, Kana Communications, Quintus, E.piphany, and WebLine Communications (acquired by Cisco). We intend to compete in the Web center software and services market by providing integrated voice and data communications in a contact center environment or providing a direct upgrade path from a Web center to an integrated contact center.

Contact Center Software and Services Suppliers

     Some of our competitors, although not limited solely to contact center applications, offer comprehensive customer relationship management and communications software and services that include fully-integrated contact center functions. These companies' product offerings help organizations to reduce costs, increase revenues and transform the way they manage interactions in the contact center and across their organizations. These competitors include Clarify (acquired by Nortel Networks), Genesys Telecommunications Laboratories (acquired by Alcatel), Interactive Intelligence, Kana Communications, and Vantive (acquired by PeopleSoft). In addition, Aspect Communications, historically a supplier of traditional call center products, has repositioned its product line as a comprehensive contact center software and services offering.

Emerging PCX Suppliers

     A number of companies seek to provide all-in-one communications platforms that reduce costs by using PC-based standards and data networks for voice communications. A defining characteristic of PCX products is their open system architecture, which, compared to the closed architecture of proprietary systems, provides greater ease of use, more applications and expanded programmability. Companies in this category include AltiGen Communications, Artisoft, NBX Corporation (acquired by 3Com), and Cisco Systems. Our eNterprise products compete with PCX products by providing integrated contact center features, high reliability and scalability.

Voice Communications Equipment Suppliers

     A number of companies provide products for the traditional voice communications market. These products include PBXs, automatic call distributors and related products that have generally been based on proprietary hardware and software. These companies are expanding beyond voice communications into the data communications market and migrating to standards-based software product offerings to address customer contact centers and other applications. These companies include Alcatel, Aspect Communications, Lucent Technologies, Mitel, NEC, Nortel Networks, Rockwell Electronic Commerce and Siemens.

INTELLECTUAL PROPERTY

     We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have 17 patents issued in the United States and additional patents pending. There can be no assurance that any of our patent applications pending will result in patents being issued.

     Our patent position, and that of technology companies in general, involves complex legal and factual questions and, therefore, the validity and enforceability of our patents cannot be predicted with certainty. The steps we have taken to protect our proprietary rights might not be adequate. Third parties might infringe or misappropriate our patents, trade secrets, trademarks and similar proprietary rights. Furthermore, others might independently develop or duplicate technologies similar to ours.

     If we fail to protect our intellectual property, our business, financial condition and results of operations could be harmed. In addition, we may have to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could harm our business, financial condition and results of operations.

     "eOn," "eQueue," "eNterprise" and "Millennium" are registered trademarks of eOn.

EMPLOYEES

     As of July 31, 2000, we employed 254 people, of whom 145 were in our Communication Systems - North America operations and 109 were in our Caribbean/Latin America operations. Our Communication Systems - North America operations had 40 employees in sales and marketing, 41 in research and development, 33 in service, technical support and training, 9 in manufacturing operations and quality assurance and 22 in finance and administration. Our Caribbean/Latin American operations had 43 employees in sales and marketing, 55 in service, technical support and training, and 11 in finance and administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases property as detailed in the following table.

                                                LEASE
                             APPROXIMATE     EXPIRATION
     LOCATION                   SIZE            DATE             INTENDED USE
-----------------------  ----------------   ---------------  -------------------------
Kennesaw, Georgia          24,000 sq. ft.    March 2005       Office, Manufacturing
Memphis, Tennessee         50,000 sq. ft.    July 2010        Office
Englewood, Colorado        10,000 sq. ft.    July 2001        Office
San Juan, Puerto Rico      20,000 sq. ft.    March 2004       Office, Warehouse
Guelph, Ontario, Canada     5,000 sq. ft.    September 2001   Office

     During fiscal 2000, the Company made the decision to relocate its headquarters to Kennesaw, Georgia. It is anticipated that additional space will be leased at our current location to accommodate the additional executives and personnel who will relocate.

     Effective July 31, 2000, the Company terminated the lease for manufacturing and warehousing space in Corinth, Mississippi owned by Cortelco, Inc. (a related company through common ownership). For fiscal 2001, we have contracted with Cortelco, Inc. to provide warehousing, assembly, and order fulfillment services for the Millennium product.

     In October 2000, the Company vacated its previous 25,000 sq. ft. office in Memphis, Tennessee to move to a new 50,000 sq. ft. location. The Company anticipates that 25,000 sq. ft. of the new location will be sublet to another tenant in the near future.

     Aggregate monthly rental payments for the Company's facilities are approximately $97,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

     In July 1998, CBC Distribution & Marketing, Inc. filed an action against us essentially alleging that a communications system purchased by CBC failed to function as represented. The complaint, which also named Sprint International Communications and our dealer, Technicom Communications, Inc., sought actual damages of approximately $1.5 million due to disruption of its fantasy football pool operations plus punitive damages and attorneys' fees. On July 27, 2000, we settled the case with a payment of $51,500 to CBC, and CBC dismissed the lawsuit against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS

     The following table sets forth information about our executive officers:

    Name           Age                       Position
----------------  -----  ----------------------------------------------------
David S. Lee        63    Chairman and Chief Executive Officer

Robert R. Cash      45    Vice President, Chief Marketing Officer

Troy E. Lynch       36    Executive Vice President, Chief Technology Officer

Stephen N. Samp     36    Vice President, Chief Financial Officer, Secretary
----------------  -----  ----------------------------------------------------

     DAVID S. LEE became the Chairman of eOn in 1991 and has served as the Chief Executive Officer since May 2000. Mr. Lee is also a director of ACT Manufacturing, Inc., a contract manufacturer; ESS Technology, Inc., a provider of semiconductor and software solutions for multimedia applications; and Linear Technology Corporation, a semiconductor company. Mr. Lee is also a Regent of the University of California. From 1985 to 1988, Mr. Lee was President and Chairman of Data Technology Corporation, a computer peripheral company. Prior to 1985, he was Group Executive and Chairman of the Business Information Systems Group of ITT Corporation, a diversified company, and President of ITT Qume, formerly Qume Corporation, a computer systems peripherals company. In 1973, Mr. Lee co-founded Qume and was its Executive Vice President until the company was acquired by ITT Corporation in 1978. Mr. Lee received an M.S. from North Dakota State University and a B.S. and honorary doctorate from Montana State University.

     ROBERT R. CASH became Vice President and Chief Marketing Officer for eOn in March 1998. From June 1996 to March 1998, he was Senior Vice President at Coherent Communications Systems Corporation, a telephone apparatus company. Prior to 1994, Mr. Cash held various management positions with AT&T, including Vice President of Consumer Products, Vice President and General Manager of the Wireless Terminal Strategic Business Unit and Vice President of New Business Development. Mr. Cash received an M.B.A. from Rutgers University and a B.A. from Lipscomb University.

     TROY E. LYNCH became Vice President and Chief Technology Officer of eOn in February 1999 and Executive Vice President in September 2000. From December 1997 to January 1999, he was Vice President of Research and Development for Hayes Corporation, a manufacturer of cable, DSL, analog modems and remote access equipment. Mr. Lynch joined Hayes Corporation via a merger with Access Beyond Inc., where he served as Vice President of Engineering from September 1996 to December 1997. Prior to 1996, Mr. Lynch served as Director of Engineering for Penril Communications Inc., a telecommunications company. Mr. Lynch received a M.S. from Johns Hopkins University and a B.S. from the University of Maryland.

     STEPHEN N. SAMP became Vice President, Chief Financial Officer, and Secretary of eOn in March 1998. From June 1995 to February 1998, Mr. Samp was Vice President, Controller and Chief Accounting Officer at Guardsmark, Inc., a private security services firm. Mr. Samp was previously with Deloitte, Haskins, & Sells, an accounting firm. Mr. Samp received an M.B.A. from the Wharton Graduate School of Business and a B.S. from The Ohio State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     Our common stock began trading on the Nasdaq Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                        QUARTER ENDED
                              ---------------------------------
                              April 30, 2000     July 31, 2000
                              ----------------  ---------------
High ........................      $31.13            $ 11.00
Low .........................      $ 6.69            $  3.00

     As of September 30, 2000, there were 229 shareholders of record of our common stock and, to the best of our knowledge, approximately 8,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

     During fiscal 2000, we did not declare any dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

USE OF PROCEEDS

     We received $32.8 million from our initial public offering in February 2000, net of underwriting fees and discounts. The Company used the proceeds of the offering to repay $6.4 million of outstanding indebtedness (see Note 3 to our Consolidated Financial Statements in Item 8). The remainder of the proceeds were used to fund our working capital needs and to purchase auction-rate municipal securities.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data represent the results of eOn and its subsidiaries which include the operating results of BCS Technologies, Inc. ("BCS") beginning April 12, 1999, the date on which BCS was acquired. The statement of operations data set forth below for each of the fiscal years ended July 31, 2000, 1999, and 1998, and the selected balance sheet data at July 31, 2000 and 1999, are derived from consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, whose report appears in Item 8. The consolidated statement of operations data for the years ended July 31, 1997 and 1996, and the consolidated balance sheet data at July 31, 1998, 1997, and 1996, are derived from audited financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                               Year Ended July 31,
                                                -------------------------------------------------
                                                   2000       1999       1998      1997      1996
                                                -------    -------    -------   -------   -------
                                                          (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues..................................  $50,438    $42,374    $30,172   $35,635   $38,518
Cost of revenues..............................   29,173     23,890     17,530    24,312    26,501
                                                -------    -------    -------   -------   -------
   Gross profit...............................   21,265     18,484     12,642    11,323    12,017

Operating expenses:
 Selling, general and
  administrative..............................   20,271     13,056      9,931    10,103     7,853
 Research and development.....................    3,914      2,334      1,407     1,310     1,256
 Goodwill amortization........................      586        177          -         -         -
                                                -------    -------    -------   -------   -------
   Total operating expenses...................   24,771     15,567     11,338    11,413     9,109

Income (loss) from operations.................   (3,506)     2,917      1,304       (90)    2,908
Interest income...............................     (780)         -          -         -         -
Interest expense..............................      278        687        826       915     1,004
Other (income) expense, net...................      971         (8)       162       678       124
                                                -------    -------    -------   -------   -------
Income (loss) before income taxes.............   (3,975)     2,238        316    (1,683)    1,780

Income tax expense (benefit)..................   (1,163)        83          -         -       702
                                                -------    -------    -------   -------   -------
Income (loss) from continuing
 operations...................................  $(2,812)   $ 2,155    $   316   $(1,683)  $ 1,078
                                                =======    =======    =======   =======   =======
Income (loss) from continuing
 operations per share:
   Basic......................................  $ (0.28)   $  0.43    $  0.08   $ (0.44)  $  0.28
   Diluted....................................  $ (0.28)   $  0.33    $  0.07   $ (0.44)  $  0.28
Weighted average shares
 outstanding:
   Basic......................................    9,885      5,036      3,918     3,825     3,825
   Diluted....................................    9,885      6,651      5,353     3,825     3,825

Consolidated Balance Sheet Data:
Cash and cash equivalents.....................  $ 2,473    $ 1,874    $   103   $   320   $   183
Marketable securities.........................   16,337          -          -         -         -
Working capital...............................   35,839      4,475      1,820     3,964     5,824
Goodwill, net.................................   10,961     11,547          -         -         -
Total assets..................................   59,892     39,025     16,430    17,699    21,104
Long-term debt................................        -      2,314      6,400     5,621     2,751
Total stockholders' equity (deficit)..........   49,954     17,152     (1,391)      893     4,341

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We design, develop and market next-generation communications servers and software which integrate and manage voice, e-mail and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations. Through our Caribbean/Latin American operations, we sell and service voice communications systems and cellular telephones and resell cellular airtime.

     Our communications server product line was originally developed by BCS Technologies, Inc. and was introduced initially in April 1997. We acquired BCS on April 12, 1999 and have since combined the eQueue communications server and our Millennium voice switching platform, which we introduced in fiscal 1994, into our Communications Systems - North America operations. We have recently concentrated our product development efforts on extending and enhancing our communications server product line, introducing the eNterprise and Web Center communications servers during the current fiscal year.

     We recognize revenues from our eQueue communications server products upon completion of installation when they are sold directly to end users due to the customized nature of each installation. We recognize revenues upon shipment for products shipped to dealers and for our Millennium products sold to end-users. We recognize revenues from the resale of cellular airtime and cellular telephones when these revenues are earned.

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

RESULTS OF OPERATIONS

     The following table presents our operating ratios for fiscal years 2000, 1999, and 1998:

                                                                Year Ended July 31,
                                                             ---------------------------
                                                                2000     1999    1998
                                                             -------   ------  ------
Net revenues..............................................     100.0%   100.0%  100.0%
Cost of revenues..........................................      57.8%    56.4%   58.1%
                                                             -------   ------  ------
Gross margin..............................................      42.2%    43.6%   41.9%
Operating expenses:
 Selling, general, and administrative.....................      40.2%    30.8%   32.9%
 Research and development.................................       7.8%     5.5%    4.7%
 Amortization of goodwill.................................       1.2%     0.4%      -
                                                             -------   ------  ------
Total operating expenses..................................      49.2%    36.7%   37.6%
                                                             -------   ------  ------
Income (loss) from operations.............................      (7.0%)    6.9%    4.3%
Interest (income) expense, net............................      (1.0%)    1.6%    2.7%
Other (income) expense, net...............................       1.9%     0.0%    0.6%
                                                             -------   ------  ------
Income (loss) before income taxes and extraordinary loss        (7.9%)    5.3%    1.0%
Income tax expense (benefit)..............................      (2.3%)    0.2%    0.0%
                                                             -------   ------  ------
Income (loss) before extraordinary loss...................      (5.6%)    5.1%    1.0%
Extraordinary loss from early extinguishment of debt,
  net of tax..............................................       0.3%     0.0%    0.0%
                                                             -------   ------  ------
Net income (loss).........................................      (5.9%)    5.1%    1.0%
                                                             =======   ======  ======


NET REVENUES

     Our overall net revenues increased 19.0% to $50.4 million in fiscal 2000 from $42.4 million in fiscal 1999. The change was primarily due to increased sales volume of Linux communications servers and third-party communications systems. Fiscal 1999 net revenues represented a 40.4% increase from $30.2 million in fiscal 1998. The increase in 1999 was primarily due to the addition of the Linux communications server line and additional Millennium sales volume driven by Year 2000 upgrades.

     Net revenues for our Communications Systems - North America operations increased 9.3% to $29.7 million for the fiscal year ended July 31, 2000 from $27.2 million for fiscal 1999. The increase was due primarily to increased Linux communication servers revenues of $5.1 million, offset by a decline in Millennium revenues of $2.3 million. We believe that our Millennium revenues will decline in the future as the market for traditional private branch exchange
(PBX) switching platforms continues to shrink. Net revenues for the Communications Systems - North America segment increased 48.2% during fiscal 1999 from $18.3 million in fiscal 1998. This increase was due primarily to increased Millennium revenues and the addition of the Linux communications servers product line resulting from the purchase of BCS.

     Net revenues for our Caribbean/Latin America operations increased 36.5% to $20.7 million during fiscal 2000 from $15.2 million for fiscal 1999. The 1999 results represented a 28.4% increase from $11.8 million in fiscal 1998. The increase in both years resulted from an increase in sales volume of third-party communications systems.


COST OF REVENUES AND GROSS PROFIT

     Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit increased 15.0% to $21.3 million for the year ended July 31, 2000 from $18.5 million in fiscal 1999. The increase was due primarily to increased Linux communications server gross profit. Fiscal 1999 represented an increase in gross profit of 46.2% from $12.6 million in fiscal 1998. The increase in gross profit in 1999 was primarily due to the addition of the Linux communications server product line, as well as increased sales of Millennium voice switching platforms.

     Gross profit for our Communications Systems - North America operations increased 16.5% to $15.7 million for the year ended July 31, 2000 from $13.5 million in fiscal 1999. The increase in gross profit resulted from additional sales of higher-margin communication servers, offset by a decline in Millennium sales. Fiscal 1999 represented an increase of 70.9% from $7.9 million in fiscal 1998. The increase was primarily due to an increase in sales from the addition of the Linux communications products line.

     Gross profit for our Caribbean/Latin America operations increased 11.1% to $5.6 million in fiscal 2000 from $5.0 million in fiscal 1999. Fiscal 1999 represented an increase of 3.0% from $4.9 million in fiscal 1998. The increases in both years were primarily due to increased sales of third-party communications systems.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses were $20.3 million in fiscal 2000, an increase of 55.3% from $13.1 million in fiscal 1999. Fiscal 1999 represented a 31.5% increase from $9.9 million in fiscal 1998. The increases in both years were primarily due to the addition of the communications server product line, increased marketing expenses, and the hiring of additional sales and customer service personnel to support growth of the business.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses consist primarily of personnel and related expenses for our engineering staff. All our research and development efforts are currently concentrated in the Communications Systems - North America segment. Research and development expenses increased 67.7% to $3.9 million in the year ended July 31, 2000 from $2.3 million in fiscal 1999. Fiscal 1999 represented a 65.9% increase from $1.4 million in fiscal 1998. The increases in both years were primarily due to the hiring of additional engineers to support the development efforts of our communication server products and related software applications.

AMORTIZATION OF GOODWILL

     We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999, and are amortizing this amount over a 20-year period.

INTEREST INCOME AND EXPENSE

     Interest expense decreased 59.5% to $0.3 million in fiscal 2000 from $0.7 million in fiscal 1999. The decrease was primarily due to the retirement of all outstanding debt in February 2000 in connection with our initial public offering. Fiscal 1999 represented a 16.8% decrease from $0.8 million in fiscal 1998. The decrease was due reduced borrowings under our credit facilities and the conversion of subordinated debt to preferred stock in fiscal 1999.

     Interest income was $0.8 million for the year ended July 31, 2000. We had no interest income in fiscal 1999 and 1998. The increase was primarily due to the investment of funds from our initial public offering in interest-bearing available for sale securities.

OTHER INCOME AND EXPENSE, NET

     Other (income) and expense was $1.0 million in fiscal 2000, compared to $0.0 million in fiscal 1999 and $0.2 million in fiscal 1998. The significant increase in fiscal 2000 was primarily due to the recognition of a loss on marketable securities of $0.8 million from an investment in equity securities of a publicly traded company. At July 31, 2000, the market value of the securities had declined significantly below the cost basis. The Company determined that the decline was other than temporary and a charge was reflected in earnings to writedown the securities.

INCOME TAX EXPENSE (BENEFIT)

     Income tax expense (benefit) for the year ended July 31, 2000 was $(1.2) million, a decrease of 1,501.2 % from $0.1 million in fiscal 1999. The benefit in 2000 resulted from the carryback of operating losses to prior periods to realize a tax refund of approximately $1.3 million. We had no income tax expense for fiscal 1998. Fiscal 1999 and

1998 income tax expense were affected by the utilization of consolidated operating loss carryforwards from previous periods. See Note 12 of the Notes to Consolidated Financial Statements in Item 8.

EXTRAORDINARY LOSS

We used a portion of the net proceeds from our initial public offering to repay $6.4 million of outstanding debt in February 2000. In connection with the repayment of debt, the Company paid pre-payment penalties and wrote off deferred financing costs totaling $0.3 million. The Company recognized an extraordinary loss from the early extinguishment of debt of $0.2 million net of an income tax benefit of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we funded our operations primarily through cash generated from operations, periodic borrowings under former revolving credit facilities, a $3.0 million subordinated convertible note financing and acquisition financing provided by Alcatel in connection with purchase of our business from Alcatel in 1990. In February 2000, we received $32.8 million, net of underwriting fees, commissions, and offering costs, upon the issuance of 3,180,000 shares of common stock in our initial public offering. The net proceeds from the offering were used to retire $2.8 million of outstanding principal and interest on 8% subordinated notes due in 2002 and $3.6 million of outstanding indebtedness under a revolving credit facility and for working capital and general corporate purposes. See Note 3 of the Notes to Consolidated Financial Statements in Item 8.

     Net cash provided by (used in) operating activities was ($9.9) million, $3.1 million, and $0.9 million for fiscal 2000, 1999, and 1998, respectively. The decrease from the prior years is due primarily to lower net income, an increase in inventories, and the reduction in income taxes payable and increase in income taxes receivable during 2000.

     Net cash provided by (used in) investing activities was ($17.8) million, $2.2 million, and ($0.2) million for fiscal 2000. 1999, and 1998 respectively. Cash used in investing activities in the current year consisted primarily of purchases of short-term available-for-sale debt securities.

     Net cash provided by (used in) financing activities was $28.3 million, ($3.6) million, and ($0.9) million for fiscal 2000, 1999, and 1998, respectively. Cash provided by financing activities in fiscal 2000 consisted primarily of the proceeds from our initial public offering, offset by the early retirement of our outstanding long-term debt and amounts borrowed under our former revolving credit facilities.

     We believe that the proceeds from our initial public offering, together with available funds and anticipated cash flows from operations, will satisfy our projected working capital and capital expenditure requirements at least through fiscal 2001. To the extent that we grow more rapidly than expected in the future, we may need additional cash to finance our operating and investing activities.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The following risk factors and other information contained in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition, and operating results could be materially adversely affected.

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

     Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

     - delays or difficulties in introducing new products;

     - increasing expenses without commensurate revenue increases;

     - variations in the mix of products sold;

     - variations in the timing or size of orders from our customers;

     - declining market for traditional private branch exchange (PBX) equipment;

     - delayed deliveries from suppliers; and

     - price decreases and other actions by our competitors.

     Our quarterly operating results are also likely to fluctuate due to seasonal factors. Some of our vertical markets, such as the U.S. government and educational and retail buyers, follow seasonal buying patterns and do not make substantial purchases during the quarters ending January 31. Thus, revenues in the quarters ending January 31 are often lower than in the previous quarters. Because of these and other factors, our operating results may not meet expectations in some future quarters, which could cause our stock price to decline.

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

     The competitive arena for our products is changing very rapidly and we face intense competition in our markets. Well-established companies and many emerging companies are scrambling to develop products to improve customer service in e-commerce. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies' desires to expand product offerings and resources and established companies' attempts to acquire new technology and reach new market segments. A number of emerging companies have completed initial public offerings in recent months, while many more remain private. More established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do. Additionally, a number of our current and potential competitors have recently been acquired by larger companies who seek to enter our markets.

We expect competition to intensify as competitors develop new products, competitors gain additional financial resources from public offerings, new competitors enter the market, and companies with complementary products enter into strategic alliances.

     Our current and potential competitors can be grouped into the following five categories:

     - data communications equipment suppliers, such as Cisco Systems, 3Com and Sun Microsystems;

     - web center software and services suppliers, such as eGain, Kana Communications, Quintus, E.piphany, and WebLine Communications (acquired by Cisco);

     - contact center software and services suppliers, such as Aspect Communications, Clarify (acquired by Nortel Networks), Genesys
Telecommunications Laboratories (acquired by Alcatel), Interactive Intelligence, Kana Communications, and Vantive (acquired by PeopleSoft);

     - emerging private communications exchange (PCX) suppliers, such as AltiGen Communications, Artisoft, Cisco Systems, NBX Corporation (acquired by 3Com); and

     - voice communications equipment suppliers, such as Alcatel, Aspect Communications, Lucent Technologies, Mitel, NEC, Nortel Networks, Rockwell Electronic Commerce and Siemens.

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

If we cannot develop a new indirect sales channel to sell our eNterprise communications servers, our ability to generate revenue would be harmed.

     We sell our eQueue communications servers directly and our eNterprise and Web Center communications servers both directly and indirectly through dealers and value added resellers that have experience in data as well as voice communications. We may not be able to develop this new indirect sales channel. In addition, these new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors' products and could discontinue selling our products at any time in favor of our competitors' products or for any other reason.

The lengthy sales cycles of some of our products and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

     The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our eQueue communications servers and from one to six months for our Millennium voice switching platform and eNterprise communications servers. The purchase of our products may involve a significant commitment of our customers' time, personnel, financial, and other resources. We generally recognize revenues on the date of shipment for Millennium and eNterprise systems shipped to dealers and upon completion of installation for our eQueue and eNterprise communications servers sold directly to end users due to the customized nature of these installations. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

     Our next-generation communications servers run on the Linux operating system. Our products also incorporate application software developed specifically for the Linux operating system. Our ability to market our products could be adversely affected and we may incur significant development costs if:

     - the Linux operating system does not evolve to meet changing market needs;

     - new applications are not developed for the Linux operating system; or

     - other operating systems, such as Microsoft Windows NT, reduce the recent growing acceptance of Linux.

     In addition, any other factor that reduces acceptance of the Linux operating system could also reduce acceptance of our products and harm our business, results of operations and financial condition.

Our products must respond to rapidly changing market needs and integrate with changing protocols to remain competitive.

     The markets for our products are characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and changing customer requirements. If we are not able to rapidly and efficiently develop new products and improve existing products to meet the changing needs of our customers and to adopt changing communications standards, our business, operating results and financial condition would be harmed.

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

     We derived approximately 39% of our total revenues for the year ended July 31, 2000 from the sale of our Millennium products. We may not be able to grow or sustain our Millennium revenues because the traditional private branch exchange
(PBX) market, which accounts for a substantial portion of our Millennium revenues, is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs. If we are not able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

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

     We depend upon our primary contract manufacturers ACT manufacturing, Inc., Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

     As of September 30, 2000, our executive officers, directors and principal stockholders and their affiliates owned 4,700,130 shares, or 38.0% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

We may have a contingent liability arising out of a possible violation of section 5 of the Securities Act in connection with the posting of materials on an underwriter's website.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133, as amended by SFAS No. 138, for the year ending July 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operation.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes specific areas of the Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policy complies with SAB 101.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Substantially all of our cash equivalents and available-for-sale securities are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of the Company's sales are made in U.S. dollars, and consequently, we believe that our foreign exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report ....................................................................    24

Consolidated Balance Sheets as of July 31, 2000 and 1999 ........................................    25

Consolidated Statements of Operations for the Years ended July 31, 2000,
  1999, and 1998 ................................................................................    26

Consolidated Statements of Cash Flows for the Years ended July 31, 2000,
  1999, and 1998 ................................................................................    27

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
  Ended July 31, 2000, 1999, and 1998 ...........................................................    29

Notes to Consolidated Financial Statements ......................................................    30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries (the "Company") as of July 31, 2000 and 1999 and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eOn Communications Corporation and its subsidiaries at July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Memphis, Tennessee
September 7, 2000
                eOn Communications Corporation and Subsidiaries
                          Consolidated Balance Sheets
                            July 31, 2000 and 1999
                            (Dollars in thousands)

ASSETS
                                                               July 31,
                                                          -----------------
                                                             2000      1999
                                                          -------   -------
Current assets:
  Cash and cash equivalents.............................  $ 2,473   $ 1,874
  Marketable securities.................................   16,337         -
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,110 and $1,803...............   12,381    12,135
  Inventories...........................................   11,453     8,679
  Income tax refund receivable..........................    1,200         -
  Other current assets..................................    1,933     1,346
                                                          -------   -------
Total current assets....................................   45,777    24,034

Property and equipment, net.............................    2,416     1,419
Receivable from affiliate...............................        -         9

Other assets:
  Goodwill, net of accumulated
   amortization of $763 and $177........................   10,961    11,547
  Intangible assets, net of accumulated
   amortization of $172 and $49.........................      239       359
  Other.................................................      499     1,657
                                                          -------   -------
Total other assets......................................   11,699    13,563
                                                          -------   -------
Total...................................................  $59,892   $39,025
                                                          =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Dividend payable......................................  $    46   $ 2,667
  Current portion of debt...............................        -     3,137
  Trade accounts payable and checks outstanding.........    5,049     5,580
  Accounts payable to ACT Manufacturing, Inc............    1,070     3,278
  Payable to affiliate..................................       89         -
  Accrued expenses and other............................    3,684     2,958
  Income tax payable....................................        -     1,939
                                                          -------   -------
Total current liabilities...............................    9,938    19,559

Long-term debt..........................................        -     2,314
Commitments and contingencies...........................        -         -

Stockholders' equity:
Series A convertible preferred stock, $.001 par value,
 (10,000,000 shares authorized, 1,463,206 issued and
 outstanding at July 31, 1999)..........................        -       660
Common Stock, $.001 par value (50,000,000 shares
 authorized, 12,264,446 and 7,639,932 shares issued
 and outstanding).......................................       12         8
Additional paid-in capital..............................   57,585    24,148
Accumulated deficit.....................................   (7,379)   (4,380)
Note receivable from affiliate (former parent)..........     (264)   (3,284)
                                                          -------   -------
Total stockholders' equity..............................   49,954    17,152
                                                          -------   -------
Total...................................................  $59,892   $39,025
                                                          =======   =======

See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Years Ended July 31, 2000, 1999, and 1998
                 (Dollars in thousands, except per share data)

                                                             Year Ended July 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         -------   --------  --------
Net revenues .......................................... $ 50,438   $42,374   $30,172
Cost of revenues.......................................   29,173    23,890    17,530
                                                         -------   -------   -------
   Gross profit........................................   21,265    18,484    12,642

Operating expenses:
  Selling, general and administrative..................   20,271    13,056     9,931
  Research and development.............................    3,914     2,334     1,407
  Amortization of goodwill.............................      586       177         -
                                                         -------   -------   -------
   Total operating expenses............................   24,771    15,567    11,338

Income (loss) from operations..........................   (3,506)    2,917     1,304

Interest expense.......................................      278       687       826
Interest income........................................     (780)        -         -
Loss on marketable securities..........................      752         -         -
Other (income) expense, net............................      219        (8)      162
                                                         -------   -------   -------
Income (loss) before income
  tax expense (benefit)................................   (3,975)    2,238       316

Income tax expense (benefit)...........................   (1,163)       83         -
                                                         -------   -------   -------
Income (loss) before extraordinary item................   (2,812)    2,155       316

Extraordinary loss from early
  extinguishment of debt, net
  of income tax benefit...............................       187         -         -
                                                         -------   -------   -------
Net income (loss) and comprehensive
  income (loss)........................................  $(2,999)  $ 2,155   $   316
                                                         =======   =======   =======

Net income (loss) per common share:
 Basic:
  Income (loss) before extraordinary item..............  $ (0.28)  $  0.43   $  0.08
  Extraordinary loss...................................    (0.02)        -         -
                                                         -------   -------   -------
  Net income (loss) per common share...................  $ (0.30)  $  0.43   $  0.08
                                                         =======   =======   =======
Net income (loss) per common share
 Diluted:
  Income (loss) before extraordinary item..............   $(0.28)  $  0.33   $  0.07
  Extraordinary loss...................................    (0.02)        -         -
                                                         -------   -------   -------
   Net income (loss) per common share..................  $ (0.30)  $  0.33   $  0.07
                                                         =======   =======   =======

See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Years Ended July 31, 2000, 1999, and 1998
                            (Dollars in thousands)

                                                                           Year Ended July 31,
                                                                     -------------------------------
                                                                        2000      1999        1998
                                                                     ---------  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................  $(2,999)    $ 2,155    $ 316
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
 Depreciation......................................................      656         351      326
 Amortization of intangibles.......................................      123          45        4
 Amortization of goodwill..........................................      586         177        -
 Amortization of deferred financing costs..........................       46         148        -
 Extraordinary loss on early extinguishment........................      146           -        -
 Provision for the allowance for doubtful accounts.................      648         698       65
 Loss on sales of property and equipment...........................        6           9        2
 Equity in earnings of joint venture...............................       38           6      (66)
 Write-off of investment...........................................        -          67        -
 Loss on marketable securities.....................................      752           -        -
 Change in deferred income taxes...................................      279        (445)       -
 Changes in net assets and liabilities (net of effects of
  acquisition):
   Trade accounts receivable.......................................     (915)     (3,775)   1,600
   Accounts receivable from/payable to affiliates..................       98        (132)    (474)
   Inventories.....................................................   (3,613)     (1,039)     218
   Other current assets............................................     (698)         75     (226)
   Other noncurrent assets.........................................       41           -        -
   Trade accounts payable..........................................     (375)      2,444     (122)
   Accounts payable to ACT Manufacturing, Inc......................   (2,208)      1,073     (731)
   Accrued expenses and other......................................      636         755       31
   Income taxes payable (refund receivable)........................   (3,139)        528        -
                                                                      ------     -------   ------
  Net cash provided by (used in) operating activities..............   (9,892)      3,140      943

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired from business acquisition...........................        -       3,126        -
 Purchases of property and equipment...............................   (1,659)       (891)    (256)
 Purchase of patents, trademarks, and software technology                 (3)        (77)     (15)
 Maturities of certificates of deposits............................        -           -      174
 Net repayments (advances) under notes receivable from employees...       73          65     (138)
 Sales of available for sale securities............................   31,235           -        -
 Purchases of available for sale securities .......................  (47,495)          -        -
                                                                     -------     -------   ------
  Net cash provided by (used in) investing activities..............  (17,839)      2,223     (235)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving line
  of credit........................................................   (3,137)        398     (202)
 Increase (decrease) in checks outstanding.........................     (156)        100   (1,560)
 Net borrowings (repayments) of long-term debt.....................   (2,314)        (21)   1,073
 Proceeds from issuance (repayment) of note payable
  to related party.................................................        -        (250)     250
 Repayment of note payable to parent company.......................        -        (100)    (391)
 Debt issuance costs...............................................        -           -      (95)
 Collection (issuance) of note receivable from affiliate/former
  parent...........................................................      420      (2,600)       -
 Deposit of collateral for letter of credit........................     (383)          -        -
 Proceeds from offering............................................   32,774                    -
 Exercises of stock options........................................        7           -        -
 Deferred offering costs...........................................    1,119      (1,119)       -
                                                                     -------     -------   ------
  Net cash provided by (used in) financing activities .............   28,330      (3,592)    (925)

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (continued)
               For the Years Ended July 31, 2000, 1999, and 1998

                                                         Year Ended July 31,
                                                        ---------------------
                                                         2000    1999   1998
                                                        ------  ------  -----
Net increase (decrease) in cash and cash equivalents..     599   1,771   (217)
Cash and cash equivalents, beginning of year..........   1,874     103    320
                                                        ------  ------  -----
Cash and cash equivalents, end of year................  $2,473  $1,874  $ 103
                                                        ======  ======  =====
Supplemental cash flow information:
 Interest paid........................................  $  885  $  635  $ 585
 Income taxes paid....................................   1,672     110     86

Noncash activity:

2000:
  Simultaneous with the offering on February 4, 2000, all of the shares of the Company's Series A convertible preferred stock were converted into shares of the Company's common stock on approximately a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock.

  The Company distributed a $2,600,000 note receivable from CSHC to CSHC in payment of $2,600,000 in dividends previously declared and payable.

  The Company sold inventory in exchange for common stock of a publicly-traded company. The Company recorded the $839,000 sale at the estimated fair value of the securities received.

1999:
  The Company issued 1,463,206 shares of preferred stock in connection with the conversion of $686,000 of subordinated debt.

  On February 24, 1999, the Company's Board of Directors declared a dividend of $2,216,514 payable to the stockholders of record on February 26, 1999. Approximately $1,957,000 of the dividend was payable upon certain events occurring in the future. The remaining amount of the dividend declaration relates to the distribution of a non-interest bearing note receivable from an officer/director to Cortelco Systems Holding Corporation ("CSHC"). On April 8, 1999, prior to the merger discussed in Note 1, Cortelco Systems Puerto Rico ("CSPR") declared a dividend of $700,000 payable to the stockholder (CSHC) of record on April 8, 1999. The dividends have been reflected in the financial statements as if declared on July 31, 1998.

  On April 5, 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note receivable balance.

1998:
  The Company issued 95,343 shares of common stock in exchange for a 55% interest in a joint venture in mainland China.

  Additionally, the Company entered into a barter transaction whereby they exchanged inventory and installation services valued at approximately $135,000 for advertising and promotional services.

See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficit)
               For the Years Ended July 31, 2000, 1999, and 1998
                            (Dollars in thousands)

                                                                                                     Note
                                                                                                 Receivable From
                                                                                              ----------------------
                                                                                                                           Total
                           Preferred Stock        Common Stock      Additional                             Affiliate/  Stockholders'
                           ------------------   -----------------    Paid-In    Accumulated     Officer/     Former       Equity
                           Shares      Amount   Shares     Amount    Capital      Deficit       Director     Parent      (Deficit)
                           ----------- ------   --------- -------  -----------  -----------  -----------  -----------  -------------
Balance at July 31, 1997            -  $   -    3,629,224 $     4     $9,217      $(4,894)      $(250)      $(3,184)     $    893
Issuance of common stock
 to acquire interest in
 joint venture                      -      -       95,343       -         67            -           -             -            67
Stock dividend                      -      -      195,685       -      1,957       (1,957)          -             -             -
Dividend declaration (eOn)          -      -            -       -     (2,217)           -         250             -        (1,967)
Dividend declaration (CSPR)         -      -            -       -       (700)           -           -             -          (700)
Net income and
 comprehensive income               -      -            -       -          -          316           -             -           316
                           ----------- -------  --------- -------  -----------  ---------    --------     ---------    ----------

Balance at July 31, 1998            -      -    3,920,252       4      8,324       (6,535)          -        (3,184)       (1,391)

Issuance of common stock
 to acquire business                -      -    3,969,680       4     16,796            -           -             -        16,800
Capital contribution from
 parent                             -      -            -       -      1,528            -           -             -         1,528
Conversion of debt to
 preferred stock            1,463,206    660            -       -          -            -           -             -           660
Shares exchanged for
 note retirement                    -      -     (250,000)      -     (2,500)           -           -         2,500             -
Loan to affiliate (former
 parent)                            -      -            -       -          -            -           -        (2,600)       (2,600)
Net income and
 comprehensive income               -      -            -       -          -        2,155           -             -         2,155
                           ----------  -------  --------- -------  -----------  ---------    --------     ---------    ----------
Balance at July 31, 1999    1,463,206    660    7,639,932       8     24,148       (4,380)          -        (3,284)       17,152

Collection of note from
 former parent                      -      -            -       -          -            -           -           420           420
Conversion of preferred
 stock to common stock     (1,463,206)  (660)   1,434,894       1        659            -           -             -             -
Issuance of common stock
 in the offering                    -      -    3,180,000       3      32,771           -           -             -        32,774
Note receivable distributed
 in payment of dividend
 payable                            -      -            -       -           -           -           -         2,600         2,600
Exercise of stock options           -      -        9,620       -           7           -           -             -             7
Net income (loss) and
 comprehensive income (loss)        -      -            -       -           -      (2,999)          -             -        (2,999)
                           ----------  -----   ---------- -------  -----------  ---------    --------     ---------    ----------
Balance at July 31, 2000            -  $   -   12,264,446 $    12     $57,585     $(7,379)      $   -       $  (264)     $ 49,954
                           ==========  =====   ========== =======  ===========  =========    ========     =========    ==========

See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                   Years Ended July 31, 2000, 1999, and 1998

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business - eOn Communications Corporation (the "Company" or "eOn") designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, e-mail and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations. In addition, the Company also resells cellular airtime, cellular telephones, and third-party voice communications systems in Puerto Rico.

     Basis of Presentation - The consolidated financial statements of eOn include the accounts of its wholly-owned subsidiaries, Cortelco Systems Puerto Rico, Inc. ("CSPR") for all periods presented and eOn Communications Corporation of Colorado (formerly BCS Technologies, Inc.) which was acquired April 12, 1999, for the period April 12, 1999 through July 31, 2000. All significant intercompany balances and transactions have been eliminated.

The Company is also affiliated with the following entities through common stockholder ownership:

          Cortelco Systems Holding Corporation ("CSHC")
          Cortelco International, Inc. ("CII", subsidiary of CSHC) Cortelco Puerto Rico, Inc. ("CPR", subsidiary of CSHC)
          Cortelco Canada ("CC", subsidiary of CSHC)
          CMC Industries, Inc., a subsidiary of ACT Manufacturing, Inc.

In April 1999, a series of transactions occurred whereby CSHC distributed the common stock of the Company to the CSHC stockholders and CPR formed a new wholly-owned subsidiary in the Commonwealth of Puerto Rico, CSPR, in contemplation of a merger between the Company and the newly formed subsidiary. Previous to the merger, CPR contributed substantially all of the operations and certain assets and liabilities to the newly formed CSPR. CPR retained certain real estate assets and the related mortgage note payable resulting in a capital contribution to the Company of $1,528,000. In April 1999, CPR transferred all issued and outstanding stock of CSPR to CSHC, the Company issued 553,880 shares of common stock to CSHC in exchange for the 100% interest in CSPR, and CSPR assumed the CPR Credit Facility described in Note 10. The business combination was between entities under common control as CSHC owned 100% of CSPR and 97% of the Company; therefore, the merger was accounted for in a manner similar to a pooling of interests and accordingly, all periods presented in the accompanying financial statements reflect the results of operations on an "as if pooled" basis. The common stock issued to effect the business combination has been reflected as outstanding for all periods presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Marketable Securities - Marketable securities are classified as available for sale and are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method. During 2000, the Company determined that an other-than-temporary impairment had occurred related to an equity investment. The cost basis of the security was written down and a loss of $752,000 was recognized.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first out ("LIFO") method for approximately 40% and 38% of the inventories at July 31, 2000 and 1999, respectively. The first-in, first-out ("FIFO") method is principally used for the remainder.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated method for income tax reporting purposes over the estimated useful lives of the assets, generally five to thirty years.

     Goodwill - Goodwill represents the cost in excess of the fair value of net assets acquired. These costs are being amortized on a straight line basis over twenty years. The Company reviews the carrying value for impairment based on undiscounted cash flows whenever events or changes in circumstances occur which might indicate that the amount might not be recoverable.

     Investments - Investments in affiliates and corporate joint ventures which represent greater than a 20% equity interest but which the Company does not exercise control are accounted for under the equity method. Investments representing less than a 20% interest are carried at the lower of cost or net realizable value.

     Intangible Assets - Intangible assets primarily represent costs incurred to acquire and/or establish patents, trademarks, and software technology. These costs are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. The amortization period begins with the initial introduction of the underlying product to the market in order to properly match revenue and expense. The Company reviews the carrying value of intangible assets for impairment based on undiscounted cash flows whenever events or changes in circumstances occur which might indicate that the carrying amount might not be recoverable.

     Deferred Financing Costs - Deferred financing costs represent costs associated with the issuance of debt. These costs are amortized using the effective interest method over the life of the related debt issue.

     Product Warranties - The Company provides the customer with a warranty from the date of purchase. Estimated warranty obligations are recorded based on actual claims experience.

     Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to the distribution of the Company's common stock to the CSHC stockholders, the Company's results were included in the consolidated U.S. income tax return of CSHC. The consolidated provision or benefit was allocated proportionately between the subsidiaries of CSHC based on the contribution of each company in the consolidated federal tax return as if each company calculated its tax on a separate return basis. Income taxes are not provided on the unremitted earnings of the Company's foreign subsidiaries and foreign joint ventures since it is the Company's intention to continue to reinvest these earnings.

     Revenue Recognition - In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarized the staffs' various views in applying generally accepted accounting principles to revenue recognition in financial statements. Management has evaluated the Company's revenue recognition policies and concluded that they comply with this SAB. Revenues are recognized at the time products are shipped or when title and risk of loss passes. Net sales is comprised of sales reduced by related sales allowances. Revenues from cellular airtime are recognized when earned based on cellular airtime contracts.

     Medical Care and Disability Benefit Plans - The Company is self-insured with respect to a portion of the medical and disability benefits offered to substantially all employees. These costs are charged against earnings in the period in which claims are incurred. The Company does not provide benefits to retired employees.

     Earnings Per Share - The Company follows Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share"," which requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued.

     Reverse Stock Split - On February 24, 1999, the Company's board of directors authorized a 1-for-10 reverse stock split of its common and preferred stock effective for stockholders of record on March 1, 1999. The Company's board of directors also approved an amendment to the Company's certificate of incorporation to decrease the authorized common and preferred shares to 50,000,000 and 10,000,000, respectively, and to increase the par value per common share from $.0001 to $.001. Shares outstanding and all per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

     Fair Value of Financial Instruments - The carrying amounts of financial instruments such as cash, accounts receivable, accounts payable, and borrowings under the revolving credit agreement approximate their fair value due to the short term nature of the instruments. Additionally, the carrying value of the Company's investment in the foreign joint venture approximates fair value. The fair value of the Company's subordinated debt was estimated to be $2,176,000 at July 31, 1999 based upon available market information.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the years ended July 31, 2000, 1999, and 1998, net income (loss) equaled comprehensive income (loss).

     New Accounting Standards - In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging," which established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. The provisions of this statement, as amended by SFAS No. 138, are effective for fiscal years beginning after June 15, 2000. Management has determined that the adoption of this statement will not have a material impact on the disclosures in the Company's financial statements.

3.   THE OFFERING

On February 4, 2000, the Company completed the initial public offering of 2,790,000 shares of common stock at a price of $12.00 per share resulting in proceeds to the Company, net of underwriting commissions and discounts and offering costs, of $28,400,000. On February 17, 2000, the underwriters exercised their over-allotment right resulting in the issuance of an additional 390,000 shares of common stock and additional proceeds to the Company totaling $4,400,000. Simultaneous with the offering, all of the shares of the Company's Series A convertible preferred stock were converted into shares of the Company's common stock on a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock. The Company used the net proceeds from the offering to repay $2,800,000 of outstanding principal and interest on 8% subordinated notes due in 2002 and $3,600,000 of outstanding indebtedness under a revolving credit facility and for working capital and general corporate purposes. In connection with the repayment of debt, the Company recognized a charge of $187,000, net of income tax benefit of $97,000, related to the early extinguishment of debt.

4.   ACQUISITION OF BCS TECHNOLOGIES, INC.

On April 12, 1999, the Company acquired BCS Technologies, Inc. ("BCS") in exchange for 3,969,680 common shares. The purchase price was determined based on the fair value of the BCS equity. The parties agreed to the merger and the purchase price was determined in November 1998. The acquisition was accounted for using the purchase method and, accordingly, the operating results of BCS have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price, including direct costs of acquisition, was $17,089,000 and it exceeded the fair value of net assets acquired by $11,724,000, which is being amortized on a straight-line basis over twenty years.

The following summarized unaudited pro forma consolidated results of operations for the years ended July 31, 1999 and 1998 assumes the acquisition had occurred as of August 1 of each year:



                                             1999              1998
                                            -------          --------
                                             (In thousands, except
                                                per share data)
Pro forma information:
 Net revenues...........................    $53,650          $36,618
 Net income (loss)......................      4,315              (98)
 Earnings per share:
      Basic.............................    $  0.55          $ (0.01)
      Diluted...........................    $  0.46          $ (0.01)

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of each of the periods presented nor are they necessarily indicative of future results.

5.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash balances with large regional financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company's products are sold principally to dealers, value added resellers, national accounts, and the U.S. government. Approximately 41% of the Company's revenues in 2000 were generated within the Commonwealth of Puerto Rico. The Company's credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company's trade accounts receivable.

6.   MARKETABLE SECURITIES

Marketable securities consists of the following at July 31, 2000:


                                             Cost       Market value
                                           --------     ------------
                                                (In thousands)
Municipal bonds.........................    $16,250         $16,250
Equity securities.......................         87              87
                                            -------         -------
   Total                                    $16,337         $16,337
                                            =======         =======

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 24-30 years. The cost basis of the investment in equity securities reflects a writedown of $752,000 for a decline that was deemed to be other-than-temporary. Due to the nature of the investments, the Company did not have any gross unrealized gains or losses at July 31, 2000. The Company has classified all investments as available for sale and as current assets since it has the intent and ability to liquidate the portfolio to fund working capital requirements and/or pursue alternate investment opportunities.


7.   INVENTORIES

Inventories consist of the following:
                                                       2000       1999
                                                      -------    ------
                                                        (In thousands)
Raw materials and purchased components............    $ 4,126    $  531
Finished goods....................................      7,375     8,222
LIFO reserve......................................        (48)      (74)
                                                      -------    ------
   Total inventories                                  $11,453    $8,679
                                                      =======    ======

In 1999 and 1998, the liquidation of LIFO inventories decreased cost of revenues and therefore increased the net income from continuing operations before taxes by $40,000 and $84,000, respectively.

8.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                           2000         1999
                                                         -------       -------
                                                            (In thousands)
Leasehold improvements.................................  $   544       $   134
Equipment and automobiles..............................    3,425         2,101
Furniture and fixtures.................................      772           577
                                                         -------       -------
 Total.................................................    4,741         2,812
Less accumulated depreciation..........................   (2,325)       (1,393)
                                                         -------       -------
 Property and equipment, net...........................  $ 2,416       $ 1,419
                                                         =======       =======

9.   ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:
                                                            2000        1999
                                                         -------       -------
                                                            (In thousands)
Employee compensation..................................  $   428       $   344
Commissions............................................      230           242
Vacation...............................................      621           523
Warranty...............................................      395           450
Interest...............................................        -           395
Deferred income........................................      984           404
Employee withholdings related to ESPP..................      221             -
Other..................................................      805           600
                                                         -------       -------
 Total.................................................  $ 3,684       $ 2,958
                                                         =======       =======


10.  LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

During 2000, the Company used the proceeds from the initial public offering to retire all outstanding debt. Debt consisted of the following at July 31, 1999:

                                                                       1999
                                                                  --------------
                                                                  (In thousands)

eOn revolving credit facility expiring July 2001, interest rate of 8.375% (prime rate  plus margin of 0.375%) at July 31, 1999, collateralized by substantially all the assets of eOn including
 the common stock of CSPR ..........................................   $  2,825
CSPR revolving credit facility, expiring August 27, 2001, interest rate of 9.25% (prime rate plus 1.25%) at July 31, 1999,
 collateralized by accounts receivable and  inventories as well as
 a pledge of CSPR's common stock ...................................        312
8% subordinated note due July 2002 .................................      2,314
                                                                       --------
 Total .............................................................      5,451
Less current portion ...............................................     (3,137)
                                                                       --------
 Long-term debt, less current portion ..............................   $  2,314
                                                                       ========

The weighted average interest rate on the credit facilities was 8.51% as of July 31, 1999.

The Company had one outstanding letter of credit totaling $375,000 at July 31, 2000. The letter of credit was issued in order to secure payments under a new operating lease for office facilities and is fully collateralized by cash deposited with the issuer.

11.  LEASE COMMITMENTS

The Company leases its primary warehouse and office facilities, as well as certain office equipment and vehicles, under operating leases.

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2000:

Year Ending
                                                      (In thousands)
                                                         --------
2001 .........................................           $  1,344
2002 .........................................              1,145
2003 .........................................              1,059
2004 .........................................                931
2005 .........................................                683
Thereafter ...................................              3,150
                                                         --------
 Total ........................................          $  8,312
                                                         ========

Rent expense for the years ended July 31, 2000, 1999, and 1998 totaled $1,262,000 $568,000, and $446,000, respectively, which included $146,000,
$137,000, and $137,000 charged by CII for the sharing of warehouse space and $304,000, $126,000, and $NIL charged by Cortelco Puerto Rico for office space.

12.  INCOME TAXES

The components of income tax expense (benefit) for 2000 and 1999 are as follows:

                                                              2000    1999
                                                            -------  ------
                                                             (In thousands)
Current:
 Federal.................................................    $(1,402) $  415
 State...................................................        (70)     22
 Puerto Rico.............................................         30      91
                                                             -------  ------
  Total current..........................................     (1,442)    528

Deferred:
 Federal.................................................        250    (423)
 State...................................................         29     (22)
                                                             -------  ------
  Total deferred.........................................        279    (445)
                                                             -------  ------
  Total income tax expense (benefit).....................    $(1,163) $   83
                                                             =======  ======


The financial statements of the Company do not include a provision (benefit) for income taxes for 1998 due to the cumulative net operating losses.

A reconciliation between the income tax expense (benefit) from continuing operations recognized in the Company's consolidated statement of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                      2000     1999    1998
                                                    -------    -----   -----
                                                         (In thousands)
Income tax at Federal statutory rate (34%)          $(1,350)   $ 761   $ 107
State income taxes, net of federal benefit             (162)      22      13
Change in valuation allowance...............            106     (808)   (169)
Amortization of goodwill....................            205       62       -
Other, net..................................             38       46      49
                                                    -------    -----   -----
 Total income tax expense (benefit).........        $(1,163)   $  83   $   -
                                                    =======    =====   =====

Income taxes are not provided for the undistributed earnings of the foreign joint venture as such earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation or upon the remittance of dividends. Accumulated undistributed earnings on which U.S. taxes have not been provided are approximately $27,000.

The deferred tax effects of the Company's principal temporary differences at July 31, 2000 and 1999 are as follows:

2000                                            Assets    Liabilities    Total
                                               --------  -------------  -------
                                                         (In thousands)
Allowance for doubtful receivables...........  $    448   $         -   $   448
Inventories..................................       161             -       161
Basis difference in property and equipment            -           (91)      (91)
Accrued warranty costs.......................       153             -       153
Accrued expenses and other...................       366             -       366
Net operating loss carryforwards.............       103             -       103
Capital loss carryforward....................       285             -       285
Minimum tax credits..........................        42             -        42
Valuation allowance..........................    (1,036)            -    (1,036)
                                               --------   -----------   -------
     Total deferred asset (liability)........  $    522   $       (91)  $   431
                                               ========   ===========   =======

1999                                            Assets    Liabilities    Total
                                               --------  -------------  -------
                                                         (In thousands)
Allowance for doubtful receivables...........  $    697   $         -   $   697
Inventories..................................       332           (45)      287
Basis difference in property and equipment            -           (26)      (26)
Accrued warranty costs.......................       174             -       174
Accrued expenses and other...................       251             -       251
Net operating loss carryforwards.............       103             -       103
Minimum tax credits..........................       154             -       154
Valuation allowance..........................      (930)            -      (930)
                                               --------   -----------   -------
     Total deferred asset (liability)........  $    781   $       (71)  $   710
                                               ========   ===========   =======

At July 31, 2000, net operating loss carryforwards of approximately $295,000, which expire at various dates through July 2019, are available to reduce future taxable income. During the year ended July 31, 2000, the Company generated approximately $3,900,000 of operating losses which were carried back to previous years to realize an income tax refund of approximately $1,300,000.

13.  EQUITY INCENTIVE PLANS

The Company's Equity Incentive Plans, adopted in fiscal years 1997 and 1999, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

No grants were made under the 1997 Equity Incentive plan during 2000. The board of directors has declared that no future grants will be made under this plan. During 1999 and 1998, 288,402 and 139,311 options, respectively, were granted with exercise prices ranging from $.70 to $6.50 per share.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company's common stock for issuance under the 1999 Equity Incentive Plan. During 2000 and 1999, 652,531 and 989,314 options, respectively, were issued with exercise prices ranging from $4.25 to $24.25 per share.

The status of the Company's Equity Incentive Plans is summarized below:

                                                             2000                    1999                     1998
                                                     --------------------    ---------------------    --------------------
                                                                 Weighted                 Weighted                Weighted
                                                                 Average                  Average                 Average
                                                     Number of   Exercise    Number of    Exercise    Number of   Exercise
                                                      Shares      Price       Shares        Price       Shares     Price
                                                     ---------   --------    ---------    --------    ---------   --------
Outstanding, beginning of year....................   1,408,093   $   8.30      139,311    $   0.89            -   $   0.00

  Granted.........................................     652,531       5.25    1,277,716        9.11      139,311       0.89
  Exercised.......................................      (9,620)      0.72            -           -            -       0.00
  Cancelled                                           (270,660)      8.89       (8,934)       8.17            -       0.00
                                                    ----------   --------   ----------    --------    ---------   --------
Outstanding, end of year..........................   1,780,344   $   7.13    1,408,093    $   8.30      139,311   $   0.89
                                                    ==========   ========   ==========    ========    =========   ========
Exercisable, end of year..........................     530,404   $   6.55       85,368    $   2.62        7,904   $   0.95
                                                    ==========   ========   ==========    ========    =========   ========
Exercise price range..............................  $0.24 - $24.25          $0.24 - $10.38             $0.70 - $1.00

Options available for grant, end of year..........     627,466               1,041,907                  310,689

Weighted average fair value of options granted
 during the year..................................  $     5.34              $     7.61                $    0.74

The following table summarizes information about the options outstanding as of July 31, 2000:

                         Options Outstanding             Options Exercisable
                 -----------------------------------   -----------------------
                               Weighted
                 Outstanding    Average     Weighted   Exercisable    Weighted
   Range of          at        Remaining    Average        at         Average
   Exercise        July 31,   Contractual   Exercise     July 31,     Exercise
    Prices           2000         Life       Price        2000          Price
---------------  ----------   -----------   --------   -----------    --------
$ 0.00 - $ 5.00     710,563     8.7 years     $ 3.35       167,947      $ 0.94
$ 5.01 - $10.00     743,307     8.4 years     $ 8.90       268,712      $ 8.72
$10.01 - $15.00     308,374     8.9 years     $10.57        93,745      $10.38
$15.01 - $25.00      18,100     9.6 years     $24.25             -      $ 0.00
---------------  ----------   -----------   --------   -----------    --------
                  1,780,344     8.6 years     $ 7.13       530,404      $ 6.55
                 ==========   ===========   ========   ===========    ========

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for options granted at or above fair market value. No compensation expense related to stock options was recorded during 2000, 1999, or 1998 as the option exercise prices were equal to or greater than fair market value on the date of the grant. Had compensation expense been determined based upon fair values at the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings per share would have been as follows:

                                    2000          1999           1998
                                  --------      --------       --------
                                  (In thousands, except per share data)
Net income (loss):
   As reported..................  $(2,999)       $2,155          $ 316
   Pro forma....................   (5,234)        1,724            306
Earnings per share:
     As reported - basic........  $ (0.30)       $ 0.43          $0.08
     Pro forma - basic..........  $ (0.53)       $ 0.34          $0.07
     As reported - diluted......  $ (0.30)       $ 0.33          $0.07
     Pro forma - diluted........  $ (0.53)       $ 0.26          $0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2000         1999         1998
                                         --------     --------     --------
Risk-free interest rate.................   6.00%        6.25%        6.25%
Dividend yield..........................      -            -            -
Expected volatility.....................     75%          75%          75%
Expected option life in years...........     10           10           10

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits the granting of up to 250,000 shares of the Company's common stock. The plan qualifies as a noncompensatory plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No shares have been granted under this plan as of July 31, 2000.

14.  RELATED PARTIES

The following represent related party transactions:


                                                                  Year Ended July 31,
                                                     2000          1999         1998
                                                   --------      --------     --------
                                                               (In thousands)
Purchases from ACT Manufacturing, affiliate
  through common ownership.......................  $ 13,571      $  8,835     $  9,351
Sales to ACT Manufacturing.......................       101           161          154
Sales to BCS prior to acquisition................         -           985          353
Purchases from CSHC and subsidiaries.............     1,588           244          188
Sales to CSHC and subsidiaries...................       187            79           85
Rental expense to CPR............................       304            94            -

The following represent related party balances:

                                                                     July 31,
                                                                2000           1999
                                                             ----------     ----------
                                                                   (In thousands)
Receivable from CSHC.......................................  $       66     $       37
Receivable from (payable to) CII...........................         (51)           (28)
Receivable from (payable to) CPR...........................        (105)             -
Receivable from officers/employees (included in other
  assets)..................................................           -             65

In addition, at July 31, 1998 the Company had a $3,184,000 note receivable from CSHC that was reflected as a reduction of stockholder's equity in the accompanying balance sheet. The note matures on or before December 31, 2002. During 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note balance. Additionally, the Company loaned the former parent $2,600,000. The loan is due and payable on demand and provides for interest at a rate equal to prime plus 1.5% (11.0% at July 31, 2000). During 2000, the Company received $420,000 in principal payments against the note receivable and distributed the $2,600,000 note to CSHC in payment of a dividend payable.

The accompanying financial statements as of July 31, 1999 and prior periods include the assets, liabilities, revenues, and expenses specifically identifiable with the Company as well as certain allocated expenses for services provided by CSHC and CII. The costs have been allocated using formulas including estimates of effort expended and sales, and management believes the allocation method to be reasonable. The financial statements may not necessarily reflect the assets and liabilities and results of operations of the Company had it been operated as a stand-alone entity. These allocations include insurance, computer maintenance, warehousing expenses, and sales expenses. Additionally, eOn incurred certain administrative costs on behalf of CSHC and the consolidated group.

The management fees for the years 1999 and 1998 are summarized as follows:

                                                       Year Ended July 31,
                                                        1999          1998
                                                      --------     --------
Management fee (income) expense incurred by eOn.....  $    (53)    $    (80)
Management fee expense incurred by CSPR.............        40           265
                                                      --------     ---------
Net management fee (income) expense.................  $    (13)    $     185
                                                      ========     =========

Management estimates that the costs that would have been incurred on a stand-alone basis would have approximated $0 and $100,000 for the years ended July 31, 1999 and 1998, respectively.

15.  EMPLOYEE SAVINGS PLAN

Substantially all employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under
Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee's compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee's annual compensation and/or an amount determined by management. During 2000, 1999, and 1998, contributions allocated to the Company totaled $140,000, $144,000 and $110,000 respectively.

16.  SEGMENT INFORMATION

The Company's reportable segments are Communication Systems - North America and Caribbean/Latin America, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communication Systems - North America segment offers communications solutions that address voice, data, and video network switching. The Caribbean/Latin America operation sells eOn brand communications systems, third-party switching platforms, and wireless telephones and airtime through our subsidiary in Puerto Rico. The other category includes the Company's investment in a joint venture in China which is accounted for under the equity method and items not specifically allocated to any segment.

During fiscal 2000, the Company combined the Communications Systems - Caribbean/Latin America and Cellular Airtime Services segments into one segment. The segment information for 1999 and 1998 has been restated to be consistent with this presentation.

The accounting policies of the segments are those described in the summary of significant accounting policies in Note 2.

2000
                               Communications
                                  Systems -       Caribbean/Latin                                      Consolidated
                               North America          America          Other       Reconciliations        Total
                               --------------     ---------------    ---------     ---------------     ------------
                                                                   (In thousands)
Revenues                              $29,705             $20,733       $  190               $(190)         $50,438
Operating income (loss)                (4,079)                573          (69)                 69           (3,506)
Interest expense                          211                  67            -                   -              278
Income tax expense (benefit)           (1,193)                 30            -                   -           (1,163)
Net income (loss)                      (3,434)                473          (70)                 32           (2,999)
Total assets                           48,163              11,729        1,012              (1,012)          59,892
Capital expenditures                    1,322                 337            3                  (3)           1,659
Depreciation and
  amortization                          1,254                 157            9                  (9)           1,411

1999
                               Communications
                                  Systems -       Caribbean/Latin                                      Consolidated
                               North America          America          Other       Reconciliations        Total
                               --------------     ---------------    ---------     ---------------     ------------
                                                                   (In thousands)
Revenues                              $27,186             $15,188         $557               $(557)         $42,374
Operating income (loss)                 1,372               1,545          (28)                 28            2,917
Interest expense                          616                  71            -                   -              687
Income tax expense                          -                  83            -                   -               83
Net income (loss)                         754               1,407          (11)                  5            2,155
Total assets                           36,490               2,535        1,142              (1,142)          39,025
Capital expenditures                      844                  47           32                 (32)             891
Depreciation and amortization             436                 137           22                 (22)             573

1998
                               Communications
                                  Systems -       Caribbean/Latin                                      Consolidated
                               North America          America          Other       Reconciliations        Total
                               --------------     ---------------    ---------     ---------------     ------------
                                                                   (In thousands)
Revenues                              $18,346             $11,826         $771               $(771)         $30,172
Operating income (loss)                   751                 553          138                (138)           1,304
Interest expense                          524                 302            -                   -              826
Income tax expense                          -                   -            -                   -                -
Net income (loss)                         226                  24          120                 (54)             316
Total assets                           13,880               2,550        1,269              (1,269)          16,430
Capital expenditures                      185                  71            8                  (8)             256
Depreciation and amortization             154                 176           24                 (24)             330

Financial information relating to the Company's revenues by geographic area was as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
                                                        (In thousands)
United States and Canada.....................  $ 49,635    $ 41,353    $ 29,404
Central America and South America............       668         547         440
Europe, Middle East, and Africa..............       132         468         214
Asia.........................................         3           6         114
                                               --------    --------    --------
   Consolidated..............................  $ 50,438    $ 42,374    $ 30,172
                                               ========    ========    ========

17.  COMMITMENTS AND CONTINGENCIES

At July 31, 2000, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,622,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

18. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

                                                             2000           1999        1998
                                                           -------         ------      ------
                                                           (In thousands, except per share data)
Basic earnings (loss) per share:
 Income (loss) before extraordinary item.........          $(2,812)        $2,155      $  316
 Weighted average shares outstanding - basic.....            9,885          5,036       3,918
                                                           -------         ------      ------
    Basic earnings (loss) per share before
     extraordinary item..........................          $ (0.28)        $ 0.43      $ 0.08
                                                           =======         ======      ======

Diluted earnings (loss) per share:
Income:
 Income (loss) before extraordinary item.........          $(2,812)        $2,155      $  316
 Interest on 8% convertible subordinated debt....                -             38          55
                                                           -------         ------      ------
Income (loss) before extraordinary item
 available to common shareholders................           (2,812)         2,193         371
Weighted average shares:
 Outstanding.....................................            9,885          5,036       3,918
 Assumed conversion of convertible debt/
     preferred stock.............................                -          1,435       1,435
Dilutive effect of stock options.................                -            180           -
                                                           -------         ------      ------
Weighted average shares outstanding - diluted....            9,885          6,651       5,353
                                                           -------         ------      ------
    Diluted earnings (loss) per share before
     extraordinary item..........................          $ (0.28)        $ 0.33      $ 0.07
                                                           =======         ======      ======


Potential common shares related to the assumed conversion of 1,463,206 shares of preferred stock prior to the offering and options outstanding at July 31, 2000 to purchase 1,780,344 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the year ended July 31, 2000 because their inclusion would have had an antidulitive effect on earnings per share.

Options to purchase 139,311 shares of common stock were outstanding at July 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were equal to or greater than the average market price of the common shares. Additionally, at July 31, 1998, $686,000 of convertible subordinated debt was convertible into 1,463,206 shares of convertible preferred stock which was convertible into 1,434,894 shares of common stock.

19. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of fiscal 2000, the Company recorded a $752,000 charge to reflect an other than temporary decline in marketable securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on December 20, 2000 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000, are incorporated herein by reference in response to this item.

     Information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information set forth under the caption "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

          - Independent Auditors' Report
          - Consolidated Balance Sheets as of July 31, 2000 and 1999
          - Consolidated Statements of Operations for the Years Ended July 31, 2000, 1999, and 1998
          - Consolidated Statements of Cash Flows for the Years Ended July 31, 2000, 1999, and 1998
          - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended July 31, 2000, 1999, and 1998
          - Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

The following financial statement schedule is included in this report:

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)  Reports on Form 8-K

On May 24, 2000, the Company filed with the Securities and Exchange Commission a report on Form 8-K announcing the resignation of J. Michael O'Dell as President and Chief Executive Officer and the appointment of David S. Lee as interim Chief Executive Officer.

(3)  Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 27, 2000                    By /s/ Stephen N. Samp
                                             ------------------------------
                                             Stephen N. Samp, Vice President,
                                             Chief Financial Officer, Secretary
                                             (Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                              Title                                  Date
-----------------------------    ---------------------------------------   ----------------
/s/ David S. Lee                 Chairman, Chief Executive Officer and     October 27, 2000
-----------------------------    Director (Principal Executive Officer)
David S. Lee


/s/ Robert R. Cash               Vice President, Chief                     October 27, 2000
-----------------------------    Marketing Officer
Robert R. Cash


/s/ Troy E. Lynch                Executive Vice President, Chief           October 27, 2000
-----------------------------    Technology Officer
Troy E. Lynch


/s/ Stephen N. Samp              Vice President, Chief                     October 27, 2000
-----------------------------    Financial Officer, Secretary
Stephen N. Samp                  (Principal Financial Officer)



/s/ Stephen R. Bowling           Director                                  October 27, 2000
-----------------------------
Stephen R. Bowling


/s/ Robert P. Dilworth           Director                                  October 27, 2000
-----------------------------
Robert P. Dilworth


/s/ W. Frank King                Director                                  October 27, 2000
-----------------------------
W. Frank King


/s/ Jenny Hsui Theleen           Director                                  October 27, 2000
-----------------------------
Jenny Hsui Theleen

                eOn Communications Corporation and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts

Column A                               Column B               Column C             Column D     Column E
-----------------------------------------------------------------------------------------------------------
                                                             Additions
                                                    ---------------------------
                                      Balance at     Charged to       Charged                    Balance
                                       Beginning     Costs and        to Other                    at End
                                       of Period     Expenses         Accounts     Deductions    of Period
                                     ------------   ------------     ----------   ------------  -----------
1998:

Allowance for doubtful
 accounts and sales
 allowance                           $  3,089,762   $      3,045     $        -   $  1,212,927  $  1,879,880
Warranty reserve                          340,628        231,257              -        322,275       249,610

1999:

Allowance for doubtful
 accounts and sales
 allowance                              1,879,880        770,057              -        846,992     1,802,945
Warranty reserve                          249,610        249,762              -         50,028       449,344

2000:

Allowance for doubtful
 accounts and sales
 allowance                              1,802,945        648,316              -      1,341,005     1,110,256
Warranty reserve                          449,344        386,510              -        441,319       394,535

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit
Number                           Description of Document
-------   ----------------------------------------------------------------------
3.1* Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*      Amended and Restated Bylaws of eOn

4.1*      Reference is made to Exhibits 3.1 and 3.2

4.2* Investor Rights Agreement between eOn, Cortelco Systems Holding Corporation and ChinaVest, dated as of July 31, 1997.

4.3* Registration Rights Agreement between CMC Industries, Inc. and eOn, dated as of March 15, 1999.

10.1* Promissory Note issued by Cortelco Systems Holding Corporation in favor of eOn, dated as of July 31, 1997.

10.2* Assumption Agreement between eOn and Cortelco Systems Puerto Rico, dated as of April 12, 1999, and Loan and Security Agreement between Cortelco Systems Puerto Rico, Inc. and Foothill Capital Corporation, dated as August 28, 1997.

10.3* Promissory Note issued by Cortelco Systems Holding Corporation in favor of BCS Technologies, Inc., dated as of May 28, 1999.

10.4* Form of Indemnity Agreement to be entered into between eOn and its officers and directors.

10.5* Manufacturing Agreement between eOn and CMC Manufacturing, Inc., dated as of August 1, 1998.

10.6* Lease Agreement between Cortelco Systems Puerto Rico, Inc. and Cortelco Puerto Rico, Inc. dated as of March 1, 1999.

10.7*# Employment Agreement, dated as of April 12, 1999, by and between eOn and each of David M. Fredrick and Frank Naso.

10.8*#    eOn's 1999 Equity Incentive Plan and related documents.

21*       Subsidiaries of Registrant.

23        Consent of Deloitte & Touche LLP.

27        Financial Data Schedule - Fiscal Year Ended July 31, 2000.

__________________
(*) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.

(#)  Executive compensation plan or arrangement filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.