Form 10-Q
period 2000-10-31
EON COMMUNICATIONS CORP
filed 2000-12-15
CIK 1084752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2000.

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

            4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144
                    (Address of principal executive office)

                                (770) 423-2200
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ]      No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 11,980,034 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of November 30, 2000.
-----------------------------------------------

                        EON COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED OCTOBER 31, 2000

                                     INDEX


                                                                            Page
                                                                            ----

Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Balance Sheets as of October 31, 2000 and
         July 31, 2000.....................................................    2
        Consolidated Statements of Operations for the Three Months
         Ended October 31, 2000 and October 31, 1999.......................    3
        Consolidated Statements of Cash Flows for the Three Months
         Ended October 31, 2000 and October 31, 1999.......................    4
        Notes to Consolidated Financial Statements.........................    5

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................    7

     Item 3.  Qualitative and Quantitative Disclosure about Market Risk....   13

Part II:  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ............................   13

     Signature.............................................................   13

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EON COMMUNICATIONS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      October 31, 2000 and July 31, 2000
                            (Dollars in thousands)


                                                                                October 31, 2000            July 31, 2000
                                                                                ----------------            -------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................           $ 1,503                     $ 2,473
  Marketable securities ..............................................            10,427                      16,337
  Trade accounts receivable, net .....................................            15,274                      12,381
  Inventories ........................................................            10,730                      11,453
  Income tax receivable ..............................................             1,650                       1,200
  Other current assets ...............................................             2,234                       1,933
                                                                                 -------                     -------
     Total current assets ............................................            41,818                      45,777

Property and equipment, net ..........................................             3,532                       2,416
Other assets:
  Goodwill, net ......................................................            10,815                      10,961
  Intangible assets, net .............................................               213                         239
  Other assets .......................................................               431                         499
                                                                                 -------                     -------
     Total other assets ..............................................            11,459                      11,699
                                                                                 -------                     -------

Total assets .........................................................           $56,809                     $59,892
                                                                                 =======                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Dividend payable ...................................................           $    46                     $    46
  Trade accounts payable .............................................             4,853                       5,049
  Accounts payable to ACT Manufacturing ..............................               273                       1,070
  Payable to affiliate ...............................................               430                          89
  Accrued expenses and other .........................................             3,312                       3,684
                                                                                 -------                     -------
     Total current liabilities .......................................             8,914                       9,938

Commitments and contingencies ........................................                 -                           -

Stockholders' equity:
  Common stock .......................................................                12                          12
  Additional paid-in capital .........................................            56,683                      57,585
  Accumulated deficit ................................................            (8,536)                     (7,379)
  Note receivable from affiliate .....................................              (264)                       (264)
                                                                                 -------                     -------
     Total stockholders' equity ......................................            47,895                      49,954
                                                                                 -------                     -------

Total liabilities and stockholders' equity: ..........................           $56,809                     $59,892
                                                                                 =======                     =======

                See notes to consolidated financial statements.

                        EON COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Three Months Ended October 31, 2000 and 1999
                 (Dollars in thousands, except per share data)


                                                                           Three Months Ended
                                                                               October 31,
                                                                        2000                 1999
                                                                   ---------------       --------------

Net revenues ...........................................               $12,338              $14,343
Cost of revenues .......................................                 7,446                7,926
                                                                      ---------            ---------
       Gross profit ....................................                 4,892                6,417

Operating expenses:
       Selling, general and administrative .............                 5,200                4,664
       Research and development ........................                 1,235                  900
       Amortization of goodwill ........................                   147                  148
                                                                      ---------            ---------
           Total operating expenses ....................                 6,582                5,712

Income (loss) from operations ..........................                (1,690)                 705
Interest expense .......................................                     -                  116
Interest income ........................................                  (242)                   -
Other expense (income), net ............................                    79                   (9)
                                                                      ---------            ---------
       Income (loss) before income tax expense (benefit)                (1,527)                 598


Income tax expense (benefit) ...........................                  (370)                 263
                                                                      ---------            ---------
       Net income (loss) ...............................               $(1,157)             $   335
                                                                      =========            =========

Net income per common share:
       Basic ...........................................                $(0.09)               $0.04
       Diluted .........................................                $(0.09)               $0.04


                                          See notes to consolidated financial statements

                        EON COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three Months Ended October 31, 2000 and 1999
                            (Dollars in thousands)

                                                                                                               Three Months Ended

                                                                                                                    October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                              2000      1999

  Net income (loss) ...............................................................................             $(1,157)  $   335
  Adjustments to reconcile net income(loss) to net cash
   used in operating activities:
    Depreciation ..................................................................................                 220       125
    Amortization of intangibles ...................................................................                  26        34
    Amortization of goodwill ......................................................................                 146       148
    Amortization of deferred financing costs ......................................................                 ---        23
    Provision for the allowance for doubtful accounts .............................................                 271       222
    Equity in earnings of joint venture ...........................................................                  (3)       (7)
    Changes in net assets and liabilities:
         Trade accounts receivable ................................................................              (3,164)     (848)
         Accounts receivable from/payable to affiliate ............................................                 341       (85)
         Inventories ..............................................................................                 723    (2,875)
         Other current assets .....................................................................                (301)     (100)
         Other non-current assets .................................................................                  71      (284)
         Trade accounts payable ...................................................................                (196)    2,515
         Accounts payable to ACT Manufacturing, Inc. ..............................................                (797)    1,026
         Accrued expenses and other ...............................................................                (372)      438
         Income taxes receivable/payable ..........................................................                (450)   (1,233)
                                                                                                                -------   -------
               Net cash used in operating activities ...........................................                 (4,642)     (566)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................................................              (1,336)     (388)
  Sales of available for sale securities ..........................................................               5,910         -
  Net repayments under notes receivable from employees ............................................                   -         2
                                                                                                                -------   -------
               Net cash provided by (used in) investing activities ................................               4,574      (386)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving line of credit ......................................                   -     1,065
  Deferred offering costs .........................................................................                   -      (283)
  Proceeds from ESPP and stock option exercises ...................................................                 181         -
  Purchase of treasury stock ......................................................................              (1,083)        -
                                                                                                                -------   -------
               Net cash provided by (used in) financing activities ..............................                  (902)      782

Net decreased in cash and cash equivalents .............................................                           (970)     (170)
Cash and cash equivalents, beginning of period .....................................................              2,473     1,874
                                                                                                                -------   -------
Cash and cash equivalents, end of period ..........................................................             $ 1,503   $ 1,704
                                                                                                                =======   =======
                                          See notes to consolidated financial statements.

                         EON COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
                  Three Months Ended October 31, 2000 and 1999
                             (Dollars in thousands)

1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by eOn Communications Corporation (the "Company") without audit. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2000 and for all periods presented.

   Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 2000 and 1999 and for each of the three years in the period ended July 31, 2000, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging," which established standards of accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are effective for fiscal years beginning after June 15, 2000. Management has determined the adoption of this statement will not have a material impact on the results of operations or financial position of the Company.

2.    EARNINGS PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                               Three Months Ended
                                                                                  October 31,
                                                                            2000                       1999
                                                                        (In thousands, except per share data)
Basic earnings (loss) per share:
    Net income (loss)......................................         $      (1,157)               $      335
    Weighted average shares outstanding - basic............                12,213                     7,640
                                                                    -------------                ----------
Basic earnings per share...................................         $       (0.09)               $     0.04
                                                                    =============                ==========

Diluted earnings (loss) per share:.........................
    Net income (loss)......................................         $      (1,157)               $      335

Weighted average shares:...................................
    Outstanding............................................                12,213                     7,640
    Assumed conversion of preferred stock..................                     -                     1,435
    Dilutive effect of stock options.......................                     -                       283
                                                                    -------------                ----------
    Weighted average shares outstanding - diluted..........                12,213                     9,358
                                                                    -------------                ----------
Diluted earnings (loss) per share..........................         $       (0.09)               $     0.04
                                                                    =============                ==========

Potential common shares related to assumed exercise of outstanding stock options were excluded from the computation of diluted earnings per share for period ended October 31, 2000 because their inclusion would have had an antidulitive effect on earnings per share.

3.    INVENTORIES

      Inventories consist of the following:

                                                      October 31,    July 31,
                                                         2000          2000
                                                      ----------     --------
                                                           (In thousands)
Raw materials and purchased components.............    $ 4,414        $ 4,126
Finished goods.....................................      6,364          7,375
LIFO reserve.......................................        (48)           (48)
                                                       -------        -------
    Total inventories..............................    $10,730        $11,453
                                                       =======        =======

4.    STATEMENT INFORMATION


                                           Communications
                                              Systems-
                                            North America   Caribbean/Latin                             Consolidated
                                           (In thousands)       America       Other    Reconciliations      Total
                                           --------------   ---------------   -----    ---------------  ------------
Three months ended October 31, 2000:
   Revenues.............................    $  6,312          $ 6,026        $  179       $  (179)       $ 12,338
   Income from continuing operations....      (1,099)             (61)            8            (5)         (1,157)
   Total assets.........................      47,342            9,467           891          (891)         56,809

Three months ended October 31, 1999:
   Revenues.............................    $ 9,912           $ 4,431        $   72       $   (72)       $ 14,343
   Income from continuing operations....         98               237           (12)           12             335
   Total assets.........................     31,432            11,738         1,133        (1,133)         43,170

There have been no differences from the last annual financial statements in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual financial statements.

5.    CHANGES IN STOCKHOLDERS' EQUITY

      The following represents the changes in stockholders' equity for the three months ended October 31, 2000:

                        In thousands, except share data

                                                                                          Note
                                                                                       Receivable
                                                                                          from
                                         Common Stock        Additional                 Affiliate
                                    ----------------------    Paid in     Accumulated    (former    Stockholders'
                                      Shares        Amount    Capital       Deficit      parent)       Equity
                                    ----------      ------    -------       -------     ---------     -------
Balance as of July 31, 2000.....    12,264,446        $12     $57,585       $(7,379)      $(264)      $49,954

Net income (loss) and
 comprehensive income (loss)....             -          -           -        (1,157)          -        (1,157)

Repurchase of common stock......      (323,500)         -      (1,083)            -           -        (1,083)

Issuance of common stock
 under employee stock plan......        59,431          -         174             -           -           174
Exercise of stock options.......         3,567          -           7             -           -             7
                                    ----------        ---     -------       -------       -----       -------
Balance at October 31, 2000.....    12,003,944        $12     $56,683       $(8,536)      $(264)      $47,895
                                    ==========        ===     =======       =======       =====       =======

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn's ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed below. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto.

Overview

    We design, develop and market next-generation communications servers and software for the integration and management of voice, e-mail, and Internet communications for customer contact centers and other applications. For small and medium-sized installations, we offer a traditional voice-switching platform. Through our Caribbean/Latin American operations, we sell and service communications systems and cellular telephones and resell cellular airtime. Our products help enterprises communicate more effectively with customers, convert inquiries into sales, and increase customer satisfaction and loyalty.

    We recognize revenues from our eQueue and eNterprise communications server products upon completion of installation when they are sold directly to end users, due to the customized nature of each installation. We recognize revenues upon shipment for products shipped to dealers and for our Millennium products sold to end-users. We recognize revenues from the resale of cellular airtime and cellular telephones when these revenues are earned.

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

Three Months Ended October 31, 2000 and 1999

    Net Revenues. Total revenues decreased 14.0% to $12.3 million in the quarter ended October 31, 2000 from $14.3 million in the quarter ended October 31, 1999. Sales of communications systems in the U.S. declined $3.6 million, which were offset by increased revenues in our Caribbean and Latin America operations of $1.6 million. The volume decline in the U.S. from Q1 2000 to Q1 2001 resulted primarily from purchases by customers in Q1 2000 related to Year 2000 upgrades. The increase in Caribbean and Latin America was due primarily to increased revenues from the sale of wireless phones.

    Cost of Revenues and Gross Profit. Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 23.8% to $4.9 million in the quarter ended October 31, 2000 from $6.4 million in the quarter ended October 31, 1999. The decrease resulted primarily from decreased communications systems gross profit of $1.7 million, offset by increased gross margin from our Carribbean/Latin American operations of $0.2 million. Our gross margin was 39.6% in the quarter ended October 31, 2000 and 44.7% in the quarter ended October 31, 1999. The lower gross margin in the current quarter was due primarily to the increase in the sale of lower margin wireless products in the Caribbean and Latin America.

    Operating Expenses. Operating expenses increased 15.2% to $6.6 million in the quarter ended October 31, 2000 from $5.7 million in the quarter ended October 31, 1999. The increased expenses in the current quarter were due primarily to increased expenditures for research and development, as well as increased marketing and sales expenses. Operating expenses increased as a percentage of revenues to 53.3% in the quarter ended October 31, 2000 from 39.8% in the quarter ended October 31, 1999.

    Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased 11.5% to $5.2 million in the quarter ended October 31, 2000 from $4.7 million in the quarter ended October 31, 1999. The increase was primarily due to increased marketing expenses and the hiring of additional sales and customer service personnel to support anticipated growth of the business. These expenses as a percentage of revenues increased to 42.1% in the quarter ended October 31, 2000 from 32.5% in the quarter ended October 31, 1999.

    Research and Development. Research and development expenses consist primarily of personnel and related expenses for our engineering staff and depreciation of related equipment. Research and development expenses increased 37.2% to $1.2 million in the quarter ended October 31, 2000 from $0.9 million in the quarter ended October 31, 1999. The increased expenses were primarily due to the hiring of additional engineers to support the development efforts of our communication server products and related software applications. These expenses as a percentage of revenues increased to 10.0% in the quarter ended October 31, 2000 from 6.3% in the quarter ended October 31, 1999.

    Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and are amortizing the amount over a 20-year period.

    Interest income and expense. We had no interest expense in the current quarter. Interest expense was $0.1 million in the quarter ended October 31, 1999. Interest expense declined due to the retirement of all outstanding debt in connection with our initial public offering in February 2000. Interest income was $0.2 million in the current quarter. We had no interest income in the quarter ended October 31, 1999. The increase was due to the investment of funds from our initial public offering in interest-bearing available for sale securities.

    Other income and expense. Other expense was $0.1 million and $0.0 million in the quarters ended October 31, 2000 and 1999, respectively. The increase in the current quarter included the recognition of a loss on marketable securities from an investment in equity securities of a publicly traded company.

    Income tax expense and benefit. Income tax expense (benefit) for the quarter ended October 31, 2000 was ($0.4) million, a decrease of 240.7% from $0.2 million for the quarter ended October 31, 1999. The benefit in the current quarter resulted primarily from the carryback of operating losses to prior periods to realize a tax refund.

Liquidity and Capital Resources

    Net cash used in operating activities was ($4.6) million and ($0.6) million for the three months ended October 31, 2000 and 1999, respectively. The decrease from the prior year was due primarily to lower net income in the current fiscal quarter of ($1.5) million and an increase in accounts receivable of $3.2 million. The majority of the increase in accounts receivable resulted from an expansion of our sales of wireless phones and airtime for third-party carriers in our Caribbean/Latin America operations. We do not anticipate further growth of accounts receivable in the near future as we expect collections in our wireless business and Communications Systems - North America operations to improve.

    Net cash provided by (used in) investing activities was $4.6 million and ($0.4) million for the three months ended October 31, 2000 and 1999, respectively. Cash provided by investing activities in the current period consisted primarily of $5.9 million from sales of short-term available-for-sale debt securities, offset by purchases of property and equipment of ($1.3) million. The majority of the property and equipment purchases were non-recurring expenditures for leasehold improvements and related equipment at our facility in Memphis, Tennessee.

    Net cash provided by (used in) financing activities was ($0.9) million and $0.8 million for the three months ended October 31, 2000 and 1999, respectively. Cash used in financing activities in the current quarter consisted primarily of purchases of common stock under the Company's stock repurchase program.

    We believe that our available funds will satisfy our projected working capital and capital expenditure requirements at least through calendar year 2001. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

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

     Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

 .  delays or difficulties in introducing new products;
 .  increasing expenses without commensurate revenue increases;
 .  variations in the mix of products sold;
 .  variations in the timing or size of orders from our customers;
 . declining market for traditional private branch exchange (PBX) equipment; . delayed deliveries from suppliers; and . price decreases and other actions by our competitors.

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

Our communications servers and software face intense competition from many companies that have targeted our markets.

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

    We derived approximately 36% and 39% of our total revenues from the sale of Millennium products for the quarter ended October 31, 2000 and for the year ended July 31, 2000, respectively. We may not be able to grow or sustain our Millennium revenues because the traditional private branch exchange (PBX) market, which accounts for a substantial portion of our Millennium revenues, is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs. If we are not able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

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

    As of November 30, 2000, our executive officers, directors and principal stockholders and their affiliates owned 4,710,463 shares, or 38.75% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133, as amended by SFAS No. 138, for the year ending July 31, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. We have determined that the adoption of this statement will not have a material impact on the results of operations of financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's various views in applying generally accepted accounting principles to revenue recognition in financial statements. We have evaluated our revenue recognition policies and concluded that they comply with this SAB.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Substantially all of our cash equivalents and available-for-sale securities are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of our sales are made in U.S. dollars, and consequently, we believe that our foreign exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (A)  Exhibits.

          See Exhibit Index following the signature section of this report.

   (B)  Reports On Form 8-K.

          We did not file any reports on Form 8-K during the quarter ended October 31, 2000.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          EON COMMUNICATIONS CORPORATION

Date:   December 15, 2000                       \s\ Lanny Lambert
        -----------------                       ------------------------------
                                                Lanny Lambert
                                                Chief Accounting Officer

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit
Number                           Description of Document
-------  -----------------------------------------------------------------------
3.1* Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*     Amended and Restated Bylaws of eOn

4*       Reference is made to Exhibits 3.1 and 3.2

10.1* Promissory Note issued by Cortelco Systems Holding Corporation in favor of eOn, dated as of July 31, 1997.

10.2*    Form of Indemnity Agreement between eOn and its officers and directors.

10.3* Manufacturing Agreement between eOn and CMC Manufacturing, Inc., dated as of August 1, 1998.

10.4* Employment Agreement, dated as of April 12, 1999, by and between eOn and each of David M. Fredrick and Frank Naso.

10.5*    eOn's 1999 Equity Incentive Plan and related documents.

27       Financial Data Schedule - Quarter Ended October 31, 2000.

------------------
(*) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.