Form 10-Q
period 2001-01-31
EON COMMUNICATIONS CORP
filed 2001-03-14
CIK 1084752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended January 31, 2001.

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

                 4105 Royal Drive NW, Kennesaw, Georgia, 30144
                    (Address of principal executive office)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 11,895,944 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of January 31, 2001.
----------------------------------------------

                         EON COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2001

                                     INDEX

                                                                                          Page
                                                                                          ----
Part I:   FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of January 31, 2001 and
                          July 31, 2000.................................................      3
                       Consolidated Statements of Operations for the Three Months
                          and Six Months Ended January 31, 2001 and 2000................      4
                       Consolidated Statements of Cash Flows for the Six Months
                          Ended January 31, 2001 and 2000...............................      5
                       Notes to Consolidated Financial Statements.......................      6

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....................      9

              Item 3.  Qualitative and Quantitative Disclosure about Market Risk........     17

Part II:  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders..................     18
          Item 6.  Exhibits and Reports on Form 8-K.....................................     18

Signatures                                                                                   18

                        EON COMMUNICATIONS CORPORATION
                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         eOn Communications Corporation
                    Consolidated Balance Sheets (Unaudited)
                       January 31, 2001 and July 31, 2000
                             (Dollars in thousands)

                                                                      January 31,      July 31,
                                                                         2001            2000
                                                                       --------        -------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                          $  3,282        $ 2,473
    Marketable securities                                                 9,500         16,337
    Trade accounts receivable, net                                       10,110         12,381
    Inventories                                                          10,078         11,453
    Income tax receivable                                                 1,663          1,200
    Other current assets                                                  1,233          1,933
                                                                       --------        -------
         Total current assets                                            35,866         45,777

Property and equipment, net                                               3,734          2,416

Other assets:
    Goodwill, net                                                        10,668         10,961
    Intangible assets, net                                                  190            239
    Other                                                                   107            499
                                                                       --------        -------
         Total other assets                                              10,965         11,699
                                                                       --------        -------
         Total                                                         $ 50,565        $59,892
                                                                       ========        =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Dividend payable                                                   $     45        $    46
    Trade accounts payable                                                5,267          6,119
    Accrued expenses and other                                            3,585          3,684
    Payable to affiliate                                                    279             89
                                                                       --------        -------
         Total current liabilities                                        9,176          9,938

Commitments and contingencies                                                 -              -

Stockholders' equity:
    Common stock                                                             12             12
    Additional paid-in capital                                           56,470         57,585
    Accumulated deficit                                                 (14,829)        (7,379)
    Note receivable from affiliate (former parent)                         (264)          (264)
                                                                       --------        -------
         Total stockholders' equity                                      41,389         49,954
                                                                       --------        -------
         Total                                                         $ 50,565        $59,892
                                                                       ========        =======

                See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
      For the Three Months and Six Months Ended January 31, 2001 and 2000
                 (Dollars in thousands, except per share data)

                                                                 Three Months Ended        Six Months Ended
                                                                    January 31,             January 31,
                                                               ----------------------   -------------------
                                                                     2001      2000         2001       2000
                                                                   -------    -------    -------    -------
Net revenues                                                       $ 9,134    $13,364    $21,472    $27,707
Cost of revenues                                                     7,272      8,067     14,718     15,993
                                                                   -------    -------    -------    -------
          Gross profit                                               1,862      5,297      6,754     11,714
Operating expenses:
     Selling, general, and administrative                            5,560      4,658     10,760      9,322
     Research and development                                        1,191        873      2,426      1,773
     Amortization of goodwill                                          146        148        293        296
     Restructuring charge                                            1,449          -      1,449          -
                                                                   -------    -------    -------    -------
          Total operating expenses                                   8,346      5,679     14,928     11,391
                                                                   -------    -------    -------    -------
Income (loss) from operations                                       (6,484)      (382)    (8,174)       323
Interest expense                                                         -        137          -        253
Interest income                                                       (243)         -       (485)         -
Other expense (income), net                                             52        (59)       131        (68)
                                                                   -------    -------    -------    -------
          Income (loss) before income tax expense (benefit)         (6,293)      (460)    (7,820)       138
Income tax expense (benefit)                                             -        (87)      (370)       176
                                                                   -------    -------    -------    -------
          Net income (loss) and comprehensive income (loss)        $(6,293)   $  (373)   $(7,450)   $   (38)
                                                                   =======    =======    =======    =======
Net income (loss) per common share:
     Basic                                                         $ (0.53)   $ (0.05)   $ (0.62)   $     -
     Diluted                                                         (0.53)     (0.05)     (0.62)         -

                See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended January 31, 2001 and 2000
                            (Dollars in thousands)

                                                                                Six Months Ended
                                                                                    January 31,
                                                                             ----------------------
                                                                               2001          2000
                                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                                                         $(7,450)       $   (38)
   Adjustments to reconcile net income (loss) to net
     cash  provided  by (used in) operating activities:
          Depreciation                                                           478            283
          Amortization of intangibles                                             49             66
          Amortization of goodwill                                               293            296
          Amortization of deferred financing costs                                 -             46
          Provision for the allowance for doubtful accounts                      689            467
          Loss on sales of property and equipment                                  2              -
          Loss on marketable securities                                           46              -
          Equity in earnings of joint venture                                     13              -
          Changes in net assets and liabilities:
               Trade accounts receivable                                       1,581         (1,701)
               Inventories                                                     1,375         (2,586)
               Other current assets                                              700            (35)
               Other non-current assets                                           (4)          (435)
               Trade accounts payable                                           (852)         4,362
               Payable to affiliate                                              190            781
               Accrued expenses and other                                        (99)           275
               Income taxes receivable/payable                                  (463)        (1,422)
                                                                             -------        -------
                   Net cash provided by (used in) operating activities        (3,452)           359

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (1,798)          (754)
   Proceeds from sales of property and equipment                                   -             23
   Net repayments under notes receivable from employees                            -             73
   Sale of marketable securities                                               6,791              -
                                                                             -------        -------
                    Net cash provided by (used in) investing activities        4,993           (658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Return of collateral from expired letter of credit                            383              -
   Purchases of treasury stock                                                (1,296)             -
   Proceeds from ESPP and stock option exercises                                 181              -
   Repayment of note receivable from former parent                                 -            420
   Net borrowings (repayments) under revolving line of credit                      -             30
   Deferred offering costs                                                         -           (575)
                                                                             -------        -------
                    Net cash used in financing activities                       (732)          (125)
                                                                             -------        -------
Net increase (decrease) in cash and cash equivalents                             809           (424)
Cash and cash equivalents, beginning of period                                 2,473          1,874
                                                                             -------        -------
Cash and cash equivalents, end of period                                     $ 3,282        $ 1,450
                                                                             =======        =======

                See notes to consolidated financial statements.

                        eOn Communications Corporation
            Notes to Consolidated Financial Statements (Unaudited)
      For the Three Months and Six Months Ended January 31, 2001 and 2000
                            (Dollars in thousands)

1.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared by eOn Communications Corporation (the "Company") without audit. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments except for the adjustments described in Note 2, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2001 and for all periods presented.

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

2.  RESTRUCTURING

      To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001. This restructuring plan will streamline the Company's corporate structure with the relocation and concentration of management and certain strategic functions to the Company's headquarters in Atlanta, Georgia. In addition, the restructuring plan calls for the Company to discontinue the sales of certain third-party products in both the domestic and Caribbean/Latin America operations. In connection with the restructuring plan, the Company has implemented work force reductions of approximately 20% during the quarter ended January 31, 2001.

      As a result of the adoption of the restructuring plan, in the quarter ended January 31, 2001, the Company recognized a restructuring charge of $1,449,000 in our operating expenses. This charge does not include the write-down of inventory related to this restructuring plan.

      Of the total restructuring charge, approximately $743,000 relates to employee termination benefits. During the quarter ended January 31, 2001, the Company terminated 60 employees. These reductions have taken place in each segment area and in all major functions. At January 31, 2001, the remaining amount of employee termination benefits recorded as a current liability was approximately $498,000.

      The restructuring charge includes $706,000 for the expected costs associated with excess space at the Company's Memphis location. The excess space resulted from the Company's relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. At January 31, 2001, the remaining amount of expected costs related to the unused portion of the Memphis facilities was approximately $636,000.

3.    EARNINGS PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                   Three Months Ended                Six Months Ended
                                                                       January 31,                     January 31,
                                                           ---------------------------------     -------------------------
                                                               2001                 2000             2001           2000
                                                           -----------        --------------     -----------      --------
                                                                 (In thousands, except           (In thousands, except
                                                                    per share data)                 per share data)
Basic and diluted earnings (loss) per share:
    Net income (loss)                                       $(6,293)              $  (373)          $(7,450)       $   (38)
    Weighted average shares outstanding - basic              11,952                 7,640            12,083          7,640
                                                            -------               -------           -------        -------
    Basic earnings (loss) per share                         $ (0.53)               $(0.05)          $ (0.62)       $  0.00
                                                            =======               =======           =======        =======

4.  INVENTORIES

    Inventories consist of the following:

                                                                                      January 31,                  July 31,
                                                                                         2001                        2000
                                                                                       -------                     -------
                                                                                                 (In thousands)
Raw materials and purchased components                                                 $ 4,242                     $ 4,126
Finished goods                                                                           5,884                       7,375
LIFO reserve                                                                               (48)                        (48)
                                                                                       -------                     -------
         Total inventories                                                             $10,078                     $11,453
                                                                                       =======                     =======

5.  SEGMENT INFORMATION

                                                      Communications
                                                        Systems -        Caribbean/                              Consolidated
                                                      North America    Latin America    Other    Reconciliations    Total
                                                     ---------------   --------------  -------   --------------- ------------
(In thousands)
Three months ended January 31, 2001:
    Revenues                                             $    4,010       $    5,124   $    33      $        (33)  $ 9,134
    Income from continuing operations                        (5,110)          (1,167)      (29)               13    (6,293)
    Total assets                                             39,017           11,548       873              (873)   50,565

Three months ended January 31, 2000:
    Revenues                                                  8,167            5,197        58               (58)  $13,364
    Income from continuing operations                          (412)              39        (5)                5      (373)
    Total assets                                             31,169           12,255     1,071            (1,071)   43,424

                                                      Communications
                                                          Systems -      Caribbean/                              Consolidated
                                                      North America    Latin America    Other    Reconciliations    Total
                                                     --------------    -------------   -------   --------------- ------------
(In thousands)
Six months ended January 31, 2001:
    Revenues                                             $   10,322       $   11,150   $   212      $       (212)  $21,472
    Income from continuing operations                        (6,209)          (1,228)      (21)                8    (7,450)
Six months ended January 31, 2000:
    Revenues                                                 18,079            9,628       130              (130)  $27,707
    Income from continuing operations                          (314)             276       (17)               17       (38)

     There have been no differences from the last annual financial statements in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual financial statements.

6.   CHANGES IN STOCKHOLDERS' EQUITY

     The following represents the changes in stockholders' equity for the six months ended January 31, 2001:

                                                           (In thousands, except share data)
                                   ------------------------------------------------------------------------------------
                                         Common Stock         Additional                    Note            Total
                                   ---------------------        Paid-in    Accumulated    Receivable      Stockholders'
                                     Shares       Amount        Capital      Deficit     from Affiliate     Equity
                                     ------       ------        -------    -----------   --------------   -------------
Balance at
  July 31, 2000                    12,264,446      $12          $57,585      $ (7,379)          $(264)        $49,954

Net income (loss) and
  comprehensive income (loss)               -        -                -        (7,450)              -          (7,450)

Repurchases of common stock          (431,500)       -           (1,296)            -               -          (1,296)

Issuance of common stock
Under employee stock plan              59,431        -              174             -               -             174

Exercise of stock options               3,567        -                7             -               -               7

                                   ----------      ---          -------      --------           -----         -------
Balance at
  January 31, 2001                 11,895,944      $12          $56,470      $(14,829)          $(264)        $41,389
                                   ==========      ===          =======      ========           =====         =======

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

Restructuring Plan

     During the quarter ended January 31, 2001, we adopted and began to implement a plan to focus our efforts on the most profitable lines of our business and structure our workforce accordingly. The plan has several components as follows:

                  Corporate structure and management changes.

Troy Lynch, our executive vice-president and chief technology officer, assumed the role of chief operating officer. In addition to his oversight of our engineering efforts and OEM sales development, Mr. Lynch will now oversee our sales, product development, and customer support operations. David S. Lee will continue to function as chairman and chief executive officer of eOn.

Lanny Lambert, our chief accounting officer, has assumed the role of chief financial officer. Mr. Lambert joined eOn in October 2000. His previous experience in the communications industry includes service as vice president of finance and administration and chief financial officer of CMC Industries, Inc.; vice president of finance and administration and chief financial officer of Corinth Telecommunications Corporation subsidiary of Alcatel, N.V.; and various financial and administrative positions with ITT. Mr. Lambert succeeded Stephen
N. Samp, who resigned to pursue other interests.

Robert R. Cash, vice president and chief marketing officer, resigned during the current quarter. Subsequent to quarter end, we hired Kelly Bevan to fill this role. During his 20-year career in marketing and product management, Mr. Bevan has held executive positions in the call center, networking and telecommunications industries. Most recently, he served as Vice President of Marketing at Cellit Technologies, where he successfully established a leadership position for the company in the customer interaction management market. He has also served as Vice President of Marketing at Melita International, now known as eShare, and helped establish the company as a leading vendor in the outbound call center market following its successful IPO. Other industry positions he has held:
Senior Vice President of Marketing for the Americas at Newbridge Networks; Product Line Manager for the Meridian 1 at Nortel Networks; and, senior product management positions at Mitel Networks.

Focus operating resources on our Linux-based communications systems and software business.

Part of our current operations include the sale of various third-party systems and software, both within our Communications Systems - North America segment and through our Caribbean/Latin America operations. We have made the decision to discontinue the sale of certain of these third-party products, and focus our efforts on eOn branded systems. Specifically, we will be dedicating the majority of our resources to the development and marketing of our Linux-based products.

As our traditional PBX Millennium product continues to progress though the stages of its product cycle, we have taken steps to improve the profitability of this line. We have outsourced the warehousing, assembly, and repair activities associated with this product, and we will be closely monitoring the level of resources provided to this product family. We believe the Millennium product will remain a viable communications solution for many years, and we are focused on maximizing the returns from this product line.

In connection with this change in product strategy, the company recognized $1.1 million of inventory write-downs and other charges as a cost of revenues to reflect the net realizable value of inventory in the impacted product lines. We anticipate that there may be further charges in the following quarters as we continue to analyze our businesses and refine our product strategy. In addition, we increased our provision for doubtful accounts by approximately $0.5 million to reflect the impact of these product strategy initiatives upon our outstanding customer accounts.

       Relocation of personnel and concentration of strategic functions.

The company established our corporate headquarters in the Atlanta metropolitan area in June 2000. We have decided to concentrate our marketing and OEM efforts at the corporate headquarters, as well as other strategic functions and support personnel. In connection with this decision, we have relocated personnel to the corporate headquarters, and will continue to do so over the next two quarters. We expect to incur additional expense of approximately $0.2 million to complete these efforts.

Because of the consolidation of functions at our corporate headquarters, the company has excess space at our Memphis location. We hope to locate a tenant to assume this space in the near future. Included in the restructuring charge in the current quarter is $0.7 million which relates to the costs of finding a suitable tenant and executing a sublease agreement.

                             Workforce reductions.

As a direct result of the above initiatives, we were able to reduce our workforce by over 20% in the current quarter. The company recognized $0.7 million in employee severance expenses, which were recorded as a component of the restructuring charge in operating expense. As we continue to analyze our core businesses and refine our strategy, there may be the opportunity for further work force reductions. Any further work force reductions would result in additional termination expenses.

Three Months Ended January 31, 2001 and 2000

     Net Revenues. Total revenues decreased 31.7% to $9.1 million in the quarter ended January 31, 2001 from $13.4 million in the quarter ended January 31, 2000. Sales of communications systems in the U.S. declined $4.2 million, while revenues in our Caribbean and Latin America operations were relatively unchanged. The volume decline in the U.S. from Q2 2000 to Q2 2001 resulted primarily from purchases by customers in Q2 2000 related to Year 2000 upgrades and demand weakness in the current quarter. Sales in Caribbean and Latin America reflected increased revenues from the sale of wireless phones and decreased sales of communication systems.

     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 64.8% to $1.9 million in the quarter ended January 31, 2001 from $5.3 million in the quarter ended January 31, 2000. The decrease resulted primarily from decreased communications systems gross profit of $2.5 million and decreased Caribbean/Latin America gross profit of $1.0 million. Our gross margin was 20.4% in the quarter ended January 31, 2001 and 39.7% in the quarter ended January 31, 2000. The lower gross margin in the current quarter was due primarily to the increase in the sale of lower margin wireless products in the Caribbean and Latin America and a write-down of specific inventory items to net realizable value in connection with the restructuring plan and outsourcing initiatives.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased 19.4% to $5.6 million in the quarter ended January 31, 2001 from $4.7 million in the quarter ended January 31, 2000. The increase was primarily due to increased marketing expenses and the hiring of additional sales and customer service personnel to support anticipated growth of the business. Also included in SG&A for the second quarter was $0.6 million in charges made in connection with the restructuring charge primarily to increase the allowance for doubtful accounts. These expenses as a percentage of revenues increased to 60.9% in the quarter ended January 31, 2001 from 34.9% in the quarter ended January 31, 2000. Although selling, general and administrative expenses increased in comparison to the prior periods, we believe these expenses will decrease as the results of our restructuring plan are realized. However, as described further in "Additional Risk Factors That May Affect Future Results of Operations," there is no certainty that the restructuring plan will prove to be successful.

     Research and Development. Research and development expenses consist primarily of personnel and related expenses for our engineering staff and depreciation of related equipment. Research and development expenses increased 36.4% to $1.2 million in the quarter ended January 31, 2001 from $0.9 million in the quarter ended January 31, 2000. The increased expenses were primarily due to the hiring of additional engineers to support the development efforts of our communication server products and related software applications. These expenses as a percentage of revenues increased to 13.0% in the quarter ended January 31, 2001 from 6.5% in the quarter ended January 31, 2000.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and are amortizing the amount over a 20-year period.

     Restructuring Charge. We recorded a restructuring charge of $1.4 million in the quarter ended January 31, 2001 to reflect the expenses associated with concentrating functions at our Atlanta headquarters and exiting certain product lines. See "Footnote 2 - Restructuring" in the Notes to Consolidated Financial Statements and the discussion under "Restructuring Plan" in the preceding section.

     Interest income and expense. We had no interest expense in the current quarter. Interest expense was $0.1 million in the quarter ended January 31, 2000. Interest expense declined due to the retirement of all outstanding debt in connection with our initial public offering in February 2000. Interest income was $0.2 million in the current quarter. We had no interest income in the quarter ended January 31, 2000. The increase was due to the investment of funds from our initial public offering in interest-bearing available for sale securities.

     Other income and expense. Other (income) expense was $0.1 million and ($0.1) million in the quarters ended January 31, 2001 and 2000, respectively. Other expense in the current quarter included the recognition of a loss on marketable securities from an investment in equity securities of a publicly traded company.

     Income tax expense and benefit. We recognized no income tax expense or benefit in the current quarter. An income tax benefit of $0.1 million was recognized in the quarter ended January 31, 2000. No benefit was recorded in the current quarter due to the lack of taxable income available in prior years to apply current operating losses.

Six Months Ended January 31, 2001 and 2000

     Net Revenues. Total revenues decreased 22.5% to $21.5 million in the six months ended January 31, 2001 from $27.7 million in the six months ended January 31, 2000. Sales of communications systems in the U.S. declined $7.7 million, while revenues in our Caribbean and Latin America operations increased $1.5 million. The volume decline in the U.S. from 2000 to 2001 resulted primarily from purchases by customers in the prior period related to Year 2000 upgrades and demand weakness in the current six months. Sales in Caribbean and Latin America reflected increased revenues from the sale of wireless phones and decreased sales of communication systems.

     Cost of Revenues and Gross Profit. Gross profit decreased 42.3% to $6.8 million in the six months ended January 31, 2001 from $11.7 million in the six months ended January 31, 2000. The decrease resulted primarily from decreased communications systems gross profit of $4.2 million and decreased Caribbean/Latin America gross profit of $0.7 million. Our gross margin was 31.5% in the six months ended January 31, 2001 and 42.3% in the six months ended January 31, 2000. The lower gross margin in the current six months was due primarily to the increase in the sale of lower margin wireless products in the Caribbean and Latin America and a write-down of specific inventory items to net realizable value in connection with the restructuring plan and outsourcing initiatives.

     Selling, General and Administrative. Selling, general and administrative expenses increased 15.4% to $10.8 million in the six months ended January 31, 2001 from $9.3 million in the six months ended January 31, 2000. The increase was primarily due to increased marketing expenses and the hiring of additional sales and customer service personnel to support anticipated growth of the business. Also included in SG&A in the current period was $0.6 million in charges made in connection with the restructuring charge primarily to increase the allowance for bad debts. These expenses as a percentage of revenues increased to 50.1% in the six months ended January 31, 2001 from 33.6% in the six months ended January 31, 2000. Although selling, general and administrative expenses increased in comparison to the prior periods, we believe these expenses will decrease as the results of our restructuring plan are realized. However, as described further in "Additional Risk Factors That May Affect Future Results of Operations," there is no certainty that the restructuring plan will prove to be successful.

     Research and Development. Research and development expenses increased 36.8% to $2.4 million in the six months ended January 31, 2001 from $1.8 million in the six months ended January 31, 2000. The increased expenses were primarily due to the hiring of additional engineers to support the development efforts of our communication server products and related software applications. These expenses as a percentage of revenues increased to 11.3% in the six months ended January 31, 2001 from 6.4% in the six months ended January 31, 2000.

     Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and are amortizing the amount over a 20-year period.

     Restructuring Charge. We recorded a restructuring charge of $1.4 million in the six months ended January 31, 2001 to reflect the expenses associated with concentrating functions at our Atlanta headquarters and exiting certain product lines. See "Footnote 2 - Restructuring" in the Notes to Consolidated Financial Statements and the discussion under "Restructuring Plan".

     Interest income and expense. We had no interest expense in the current six months. Interest expense was $0.3 million in the six months ended January 31, 2000. Interest expense declined due to the retirement of all outstanding debt in connection with our initial public offering in February 2000. Interest income was $0.5 million in the current six months. We had no interest income in the six months ended January 31, 2000. The increase was due to the investment of funds from our initial public offering in interest-bearing available for sale securities.

     Other income and expense. Other (income) expense was $0.1 million and ($0.1) million in the six months ended January 31, 2001 and 2000, respectively. Other expense in the current six months included the recognition of a loss on marketable securities from an investment in equity securities of a publicly traded company.

     Income tax expense and benefit. We recognized an income tax benefit of $0.4 million in the six months ended January 31, 2001, versus income tax expenses of $0.2 million in the six months ended January 31, 2000. The benefit in the current period resulted primarily from the carryback of operating losses to prior periods to realize a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was ($3.5) million and $0.4 million for the six months ended January 31, 2001 and 2000, respectively. The decrease from the prior year was due primarily to lower net income in the current fiscal year of ($7.4) million, offset by collections of accounts receivable and a decrease in inventories.

     Net cash provided by (used in) investing activities was $5.0 million and ($0.7) million for the six months ended January 31, 2001 and 2000, respectively. Cash provided by investing activities in the current period consisted primarily of $6.8 million from sales of short-term available-for-sale debt securities, offset by purchases of property and equipment of ($1.8) million. The majority of the property and equipment purchases were non-recurring expenditures for leasehold improvements and related equipment at our facility in Memphis, Tennessee.

     Net cash used in financing activities was ($0.7) million and ($0.1) million for the six months ended January 31, 2001 and 2000, respectively. Cash used in financing activities in the current period consisted primarily of purchases of common stock under the Company's stock repurchase program.

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

OUR RESTRUCTURING PLAN MAY NOT BE SUCCESSFUL.

     In the second quarter of fiscal year 2001, the Company adopted a restructuring plan which involves both a reduction in the Company's workforce and the relocation and concentration of management and certain strategic functions. The majority of the restructuring actions will be completed by July 31, 2001. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

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

     We intend to increase our operating expenses, particularly expenses related to sales and marketing and development of new distribution channels. We will need to generate significant additional revenue to attain profitability. If we incur losses, our stock price could decline.

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

     Our current and potential competitors can be grouped into the following five categories:

 .    data communications equipment suppliers, such as Cisco Systems, 3Com and
     Sun Microsystems;
 .    web center software and services suppliers, such as eGain, Kana
     Communications, Quintus, E.piphany, and WebLine Communications (acquired by Cisco);
 .    contact center software and services suppliers, such as Aspect
     Communications, Clarify (acquired by Nortel Networks), Genesys Telecommunications Laboratories (acquired by Alcatel), Interactive Intelligence, Kana Communications, and Vantive (acquired by PeopleSoft);
 .    emerging private communications exchange (PCX) suppliers, such as AltiGen
     Communications, Artisoft, Cisco Systems, NBX Corporation (acquired by
     3Com); and
 .    voice communications equipment suppliers, such as Alcatel, Aspect
     Communications, Avaya, Mitel, NEC, Nortel Networks, Rockwell Electronic Commerce and Siemens.

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

     In addition, a significant portion of Millennium revenues are derived from dealers and value added resellers who have no obligation to sell our products. Therefore, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors' products or for any other reason. A reduction or loss of orders from our dealers and value added resellers could harm our business, operating results and financial condition.

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

     As of January 31, 2001, our executive officers, directors and principal stockholders and their affiliates owned 4,688,575 shares, or 39% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCOSURE ABOUT MARKET RISK.

  Substantially all of our cash equivalents and marketable securities are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     We held the 2000 Annual Meeting of Stockholders on December 20 at our corporate headquarters. At that meeting, a majority of stockholders voted to elect Stephen R. Bowling (8,568,418 votes for, 51,322 votes withheld) and Jenny Hsui Theleen (8,267,887 votes for, 251,843 votes withheld) to serve as directors for a term of three years. Robert Dilworth, Frank King, and David Lee are continuing directors who were not up for election at the meeting.

     In addition, stockholders ratified the appointment of Deloitte & Touche LLP (8,391,589 votes for, 26,538 votes against, 201,603 abstentions) as our independent auditors for the fiscal year ending July 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

     (A) Exhibits.

            Exhibit 27 - Financial Data Schedule

     (B) Reports On Form 8-K.

            We did not file any reports on Form 8-K during the quarter ended January 31, 2001.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                         EON COMMUNICATIONS CORPORATION


Date: March 14, 2001                \s\ Lanny Lambert
      --------------                ----------------------------------------
                                    Lanny Lambert
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)