Form 10-Q
period 2001-04-30
EON COMMUNICATIONS CORP
filed 2001-06-14
CIK 1084752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 12,033,012 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of May 31, 2001.
------------------------------------------

                        EON COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED April 30, 2001

                                     INDEX

                                                                                            Page
                                                                                            ----
Part I:   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of April 30, 2001 and
                        July 31, 2000...................................................       3
                      Consolidated Statements of Operations for the Three Months
                        and Nine Months Ended April 30, 2001 and 2000...................       4
                      Consolidated Statements of Cash Flows for the Nine Months
                        Ended April 30, 2001 and 2000...................................       5
                      Notes to Consolidated Financial Statements........................       6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................       9

             Item 3.  Qualitative and Quantitative Disclosure about Market Risk.........      16


Part II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.....................................      17

Signatures                                                                                    17

                        EON COMMUNICATIONS CORPORATION
                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        eOn Communications Corporation
                    Consolidated Balance Sheets (Unaudited)
                       April 30, 2001 and July 31, 2000
                            (Dollars in thousands)



                                                   April 30,   July 31,
                                                      2001       2000
                                                    --------    -------
                       ASSETS
Current assets:
 Cash and cash equivalents                          $  4,072    $ 2,473
 Marketable securities                                 9,800     16,337
 Trade accounts receivable, net                        7,750     12,381
 Inventories                                           9,843     11,453
 Income tax receivable                                   135      1,200
 Other current assets                                  1,266      1,933
                                                    --------    -------
  Total current assets                                32,866     45,777

Property and equipment, net                            3,690      2,416

Other assets:
 Goodwill, net                                        10,522     10,961
 Intangible assets, net                                  168        239
 Other                                                   253        499
                                                    --------    -------
  Total other assets                                  10,943     11,699
                                                    --------    -------
  Total                                             $ 47,499    $59,892
                                                    ========    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                                4,452      6,119
 Accrued expenses and other                            2,728      3,730
 Payable to affiliate                                    142         89
                                                    --------    -------
  Total current liabilities                            7,322      9,938

Commitments and contingencies                              -          -

Stockholders' equity:
 Common stock                                             12         12
 Additional paid-in capital                           56,618     57,585
 Accumulated deficit                                 (16,189)    (7,379)
 Note receivable from affiliate (former parent)         (264)      (264)
                                                    --------    -------
  Total stockholders' equity                          40,177     49,954
                                                    --------    -------
  Total                                             $ 47,499    $59,892
                                                    ========    =======

                See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
      For the Three Months and Nine Months Ended April 30, 2001 and 2000
                 (Dollars in thousands, except per share data)


                                                                Three Months Ended    Nine Months Ended
                                                                    April 30,             April 30,
                                                               --------------------  --------------------
                                                                   2001       2000       2001       2000
                                                                -------    -------    -------    -------
Net revenues                                                    $ 8,112    $11,959    $29,584    $39,666
Cost of revenues                                                  4,361      6,648     19,079     22,641
                                                                -------    -------    -------    -------
          Gross profit                                            3,751      5,311     10,505     17,025
Operating expenses:
     Selling, general, and administrative                         4,095      5,617     14,855     14,939
     Research and development                                     1,020      1,086      3,446      2,859
     Amortization of goodwill                                       147        144        440        440
     Restructuring charge                                             -          -      1,449          -
                                                                -------    -------    -------    -------
          Total operating expenses                                5,262      6,847     20,190     18,238
                                                                -------    -------    -------    -------
Income (loss) from operations                                    (1,511)    (1,536)    (9,685)    (1,213)
Interest expense                                                      -         28          -        281
Interest income                                                    (173)      (283)      (658)      (446)
Other expense (income), net                                          22         14        153        109
                                                                -------    -------    -------    -------
          Income (loss) before income tax expense (benefit)      (1,360)    (1,295)    (9,180)    (1,157)
Income tax expense (benefit)                                          -         (8)      (370)       168
                                                                -------    -------    -------    -------
          Net income (loss) before extraordinary item            (1,360)    (1,287)    (8,810)    (1,325)
                                                                -------    -------    -------    -------
Extraordinary loss from early extinguishment of debt,
   net of income taxes                                                -        284          -        284
                                                                -------    -------    -------    -------
          Net income (loss)                                     $(1,360)   $(1,571)   $(8,810)   $(1,609)
                                                                =======    =======    =======    =======


Net income (loss) per common share
     Basic and Diluted:
        Net income (loss) before extraordinary item             $ (0.11)   $ (0.11)   $ (0.73)   $ (0.15)
        Extraordinary loss                                         0.00      (0.02)      0.00      (0.03)
                                                                -------    -------    -------    -------
          Net income (loss)                                     $ (0.11)   $ (0.13)   $ (0.73)   $ (0.18)




                See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended April 30, 2001 and 2000
                            (Dollars in thousands)


                                                                            Nine Months Ended
                                                                                 April 30,
                                                                           --------------------
                                                                              2001        2000
                                                                           -------    --------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net income (loss)                                                     $(8,810)   $ (1,609)
     Adjustments  to  reconcile  net  income  (loss)  to net
       cash  used in operating activities:
          Depreciation                                                         787         419
          Amortization of intangibles                                           71         134
          Amortization of goodwill                                             440         440
          Amortization of deferred financing costs                               -          46
          Provision for the allowance for doubtful accounts                    689         552
          Extraordinary loss on extinguishment of debt                           -         146
          Loss on sales of property and equipment                                2           -
          Loss on marketable securities                                         46           -
          Equity in earnings of joint venture                                   13           -
          Changes in net assets and liabilities:
               Trade accounts receivable                                     3,938      (1,268)
               Inventories                                                   1,655      (4,270)
               Other current assets                                            667        (405)
               Other non-current assets                                       (151)       (412)
               Trade accounts payable                                       (1,667)      3,040
               Payable to affiliate                                              8      (2,601)
               Accrued expenses and other                                   (1,000)        159
               Income taxes receivable/payable                               1,065      (1,680)
                                                                           -------    --------
                    Net cash used in operating activities                   (2,247)     (7,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (2,061)     (1,018)
     Proceeds from sales of property and equipment                               -          23
     Purchases of available-for-sale securities                                  -     (21,609)
     Net repayments under notes receivable from employees                        -          73
     Sale of available-for-sale marketable securities                        6,491           -
     Purchases of patents, trademarks, and software technology                   -         (54)
                                                                           -------    --------
                    Net cash provided by (used in) investing activities      4,430     (22,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Return of collateral from expired letter of credit                        383           -
     Purchases of treasury stock                                            (1,296)          -
     Proceeds from ESPP and stock option exercises                             329           -
     Repayment of note receivable from former parent                             -         420
     Net borrowings (repayments) under revolving line of credit                  -      (3,137)
     Proceeds from offering                                                      -      33,937
     Net borrowings (repayments) of long-term debt                               -      (2,314)
                                                                           -------    --------
                    Net cash provided by (used in) financing activities       (584)     28,906
                                                                           -------    --------
Net increase (decrease) in cash and cash equivalents                         1,599        (988)
Cash and cash equivalents, beginning of period                               2,473       1,874
                                                                           -------    --------
Cash and cash equivalents, end of period                                   $ 4,072    $    886
                                                                           =======    ========





                See notes to consolidated financial statements.

                         eOn Communications Corporation
             Notes to Consolidated Financial Statements (Unaudited)
       For the Three Months and Nine Months Ended April 30, 2001 and 2000
                             (Dollars in thousands)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by eOn Communications Corporation (the "Company") without audit. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments except for the adjustments described in Note 2, necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2001 and for all periods presented.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 2000 and 1999 and for each of the three years in the period ended July 31, 2000, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging," which established standards of accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are effective for fiscal years beginning after June 15, 2000. The adoption of this statement did not have a material impact on the results of operations or financial position of the Company.

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

     As a result of the adoption of the restructuring plan in the quarter ended January 31, 2001, the Company recognized a restructuring charge of $1,449,000 in operating expenses. This charge does not include the write-down of inventory related to this restructuring plan.

     Of the total restructuring charge, approximately $743,000 relates to employee termination benefits. During the quarter ended January 31, 2001, the Company terminated 60 employees. These reductions took place in each segment area and in all major functions. At April 30, 2001, the remaining amount of employee termination benefits recorded as a current liability was approximately $238,000.

     The restructuring charge includes $706,000 for the expected costs associated with excess space at the Company's Memphis location. The excess space resulted from the Company's relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in workforce. At April 30, 2001, the remaining amount of expected costs related to the unused portion of the Memphis facilities was approximately $550,000.

3.   EARNINGS PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                     Three Months Ended           Nine Months Ended
                                                          April 30,                   April 30,
                                                  -------------------------     ---------------------
                                                     2001           2000          2001         2000
                                                  ----------     ----------     --------     --------
                                                    (In thousands, except       (In thousands, except
                                                         per share data)            per share data)
Basic and diluted earnings (loss)
 per share:
  Net income(loss)before
   extraordinary loss                              $(1,360)         $(1,287)    $(8,810)     $(1,325)
  Weighted average shares
   outstanding - basic                              11,961           11,993      12,043        9,075
                                                   -------          -------     --------     --------
  Basic earnings (loss) per share bofore
   extraordinary loss                              $ (0.11)         $ (0.11)    $ (0.73)     $ (0.15)
                                                   =======          =======     ========     ========

4.   INVENTORIES

     Inventories consist of the following:
                                                  April 30,     July 31,
                                                     2001         2000
                                                  ---------     --------
                                                      (In thousands)
Raw materials and purchased components             $ 3,691      $ 4,126
Finished goods                                       6,200        7,375
LIFO reserve                                           (48)         (48)
                                                   -------      -------
   Total inventories                               $ 9,843      $11,453
                                                   =======      =======

5.   SEGMENT INFORMATION

                                        Communications
                                           Systems -          Caribbean/                                    Consolidated
                                         North America      Latin America     Other      Reconciliations        Total
                                       ----------------     -------------   ---------    ---------------    ------------
(In thousands)
Three months ended April 30, 2001:
  Revenues                                   $  4,863            $ 3,249     $    -           $     -         $  8,112
  Income (loss) from continuing
   operations                                  (1,234)              (126)         -                 -           (1,360)
  Total assets                                 38,191              9,308        873              (873)          47,499

Three months ended April 30, 2000:
  Revenues                                      7,369              4,590         58               (58)        $ 11,959
  Income (loss) from continuing
   operations                                  (1,554)               (17)        (5)                5           (1,571)
  Total assets                                 51,075             12,974      1,071            (1,071)          64,049

                                        Communications
                                           Systems -          Caribbean/                                    Consolidated
                                         North America      Latin America     Other      Reconciliations        Total
                                       ----------------     -------------   ---------    ---------------    ------------
(In thousands)
Nine months ended April 30, 2001:
  Revenues                                   $ 15,185            $14,399     $  212           $  (212)        $ 29,584
  Income (loss) from continuing
   operations                                  (7,723)            (1,074)       (21)                8           (8,810)

Nine months ended April 30, 2000:
  Revenues                                     25,448             14,218        130              (130)        $ 39,666
  Income (loss) from continuing
   operations                                  (1,868)               259        (17)               17           (1,609)

     There have been no differences from the last annual financial statements in the basis of measuring segment profit or loss. Total assets for the Communications Systems-North America Segment have declined since the previous year-end primarily due to operating losses and reductions in receivables and inventories.

6.   CHANGES IN STOCKHOLDERS' EQUITY

     The following represents the changes in stockholders' equity for the nine months ended April 30, 2001:

                                                            (In thousands, except share data)
                                       ----------------------------------------------------------------------------
                                          Common Stock       Additional                     Note           Total
                                       -----------------      Paid-in    Accumulated     Receivable     Stockholders'
                                         Shares    Amount     Capital      Deficit     from Affiliate      Equity
                                         ------    ------     -------      -------     --------------   -------------
Balance at
  July 31, 2000                        12,264,446     $12     $57,585      $ (7,379)           $(264)        $49,954

Net income (loss) and
 comprehensive income (loss)                    -       -           -        (8,810)               -          (8,810)

Repurchases of common stock              (431,500)      -      (1,296)            -                -          (1,296)

Issuance of common stock
 under employee stock plan                126,027       -         252             -                -             252

Exercise of stock options                  74,039       -          77             -                -              77

                                       ----------     ---     -------      --------            -----         -------
Balance at
 April 30, 2001                        12,033,012     $12     $56,618      $(16,189)           $(264)        $40,177
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

   We recognize revenues from the eOn eQueue(TM) Multi-Media Contact Center products upon completion of installation when they are sold directly to end users, due to the customized nature of each installation. We recognize revenues upon shipment for products shipped to dealers and for our Millennium products sold to end-users. We recognize revenues from the resale of cellular airtime and cellular telephones when these revenues are earned.



Three Months Ended April 30, 2001 and 2000

   Net Revenues. Total revenues decreased 32.2% to $8.1 million in the quarter ended April 30, 2001 from $12.0 million in the quarter ended April 30, 2000. Sales of communications systems in the U.S. declined $2.5 million, while revenues in our Caribbean and Latin America operations declined $1.3 million. The volume decline in the U.S. from Q3 2000 to Q3 2001 resulted primarily from demand weakness in the current quarter. Sales in Caribbean and Latin America reflected decreased revenues from the sale of wireless phones and third-party products.

   Cost of Revenues and Gross Profit. Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 29.4% to $3.8 million in the quarter ended April 30, 2001 from $5.3 million in the quarter ended April 30, 2000. The decrease resulted primarily from decreased communications systems gross profit of $1.3 million and decreased Caribbean/Latin America gross profit of $0.2 million. Our gross margin was 46.2% in the quarter ended April 30, 2001 and 44.4% in the quarter ended April 30, 2000. The higher gross margin in the current quarter was due primarily to a stronger mix of higher margin eQueue products.


   Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 27.1% to $4.1 million in the quarter ended April 30, 2001 from $5.6 million in the quarter ended April 30, 2000. The decrease was primarily due to cost reductions resulting from our restructuring plan. These expenses as a percentage of revenues increased to 50.5% in the quarter ended April 30, 2001 from 47.0% in the quarter ended April 30, 2000 due to the decrease in revenues.

   Research and Development. Research and development expenses consist primarily of personnel and related expenses for our engineering staff and depreciation of related equipment. Research and development expenses decreased slightly to $1.0 million in the quarter ended April 30, 2001 from $1.1 million in the quarter ended April 01, 2000. These expenses as a percentage of revenues increased to 12.6% in the quarter ended April 30, 2001 from 9.1% in the quarter ended April 30, 2000 due to lower sales.

   Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and are amortizing the amount over a 20-year period.

   Interest and other income and expense. We had no interest expense in the current quarter. Interest expense was $0.03 million in the quarter ended April 30, 2000. Interest expense declined due to the retirement of all outstanding debt in connection with our initial public offering in February 2000. Interest income was $0.2 million in the current quarter, a decline of 39% from $0.3 million in the quarter ended April 30, 2000. The decrease was due to lower interest rates and a lower level of investment in available for sale securities.

   Income tax expense and benefit. We recognized no income tax expense or benefit in the current quarter. No benefit was recorded in the current quarter due to the lack of taxable income available in prior years to apply current operating losses.

Nine Months Ended April 30, 2001 and 2000

   Net Revenues. Total revenues decreased 25.4% to $29.6 million in the nine months ended April 30, 2001 from $39.7 million in the nine months ended April 30, 2000. Sales of communications systems in the U.S. declined $10.3 million, while revenues in our Caribbean and Latin America operations increased $0.2 million. The volume decline in the U.S. from 2000 to 2001 resulted primarily from purchases by customers in the prior period related to Year 2000 upgrades and demand weakness in the current nine months. Sales in Caribbean and Latin America reflected increased revenues from the sale of wireless phones and decreased sales of communication systems.

   Cost of Revenues and Gross Profit. Gross profit decreased 38.3% to $10.5 million in the nine months ended April 30, 2001 from $17.0 million in the nine months ended April 30, 2000. The decrease resulted primarily from decreased communications systems gross profit of $5.6 million and decreased Caribbean/Latin America gross profit of $0.9 million. Our gross margin was 35.5% in the nine months ended April 30, 2001 and 42.9% in the nine months ended April 30, 2000. The lower gross margin in the current nine months was due primarily to the increase in the sale of lower margin wireless products in the Caribbean and Latin America and a write-down of specific inventory items to net realizable value in connection with the restructuring plan and outsourcing initiatives.


   Selling, General and Administrative. Selling, general and administrative expenses of $14.9 million were substantially the same in the nine months ended April 30, 2001, and in the nine months ended April 30, 2000. Included in SG&A in the current period was $0.6 million in charges made in connection with the restructuring charge primarily to increase the allowance for bad debts. These expenses as a percentage of revenues increased to 50.2% in the nine months ended April 30, 2001 from 37.7% in the nine months ended April 30, 2000. We believe these expenses will decrease as the results of our restructuring plan are realized. However, as described further in "Additional Risk Factors That May Affect Future Results of Operations," there is no certainty that the restructuring plan will prove to be successful.

   Research and Development. Research and development expenses increased 20.5% to $3.4 million in the nine months ended April 30, 2001 from $2.9 million in the nine months ended April 30, 2000. The increased expenses were primarily due to the hiring of additional engineers to support the development efforts of our communication server products and related software applications. These expenses as a percentage of revenues increased to 11.6% in the nine months ended April 30, 2001 from 7.2% in the nine months ended April 30, 2000.

   Amortization of Goodwill. We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and are amortizing the amount over a 20-year period.

   Restructuring Charge. We recorded a restructuring charge of $1.4 million in the nine months ended April 30, 2001 to reflect the expenses associated with concentrating functions at our Atlanta headquarters and exiting certain product lines. See "Footnote 2 - Restructuring" in the Notes to Consolidated Financial Statements.

   Interest and other income and expense. We had no interest expense in the nine months ended April 30, 2001. Interest expense was $0.3 million in the nine months ended April 30, 2000. Interest expense declined due to the retirement of all outstanding debt in connection with our initial public offering in February 2000. Interest income was $0.7 million in the nine months ended April 20, 2001, compared to $0.4 million in the nine months ended April 30, 2000. The increase was due to the investment of funds from our initial public offering in interest-bearing available for sale securities. Other (income) expense was $0.2 million in the nine months ended April 30, 2001, compared to $0.1 million in the same period in fiscal 2000. Other expense in the current nine months included the recognition of a loss on marketable securities from an investment in equity securities of a publicly traded company.

   Income tax expense and benefit. We recognized an income tax benefit of $0.4 million in the nine months ended April 30, 2001, versus income tax expenses of $0.2 million in the nine months ended April 30, 2000. The benefit in the current period resulted primarily from the carryback of operating losses to prior periods to realize a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was ($2.2) million and ($7.3) million for the nine months ended April 30, 2001 and 2000, respectively. The improvement from the prior year was due primarily to increased collections of receivables, the receipt of an income tax refund and reduced inventory balances, offset by lower net income in the current fiscal year.

   Net cash provided by (used in) investing activities was $4.4 million and ($22.6) million for the nine months ended April 30, 2001 and 2000, respectively. Cash provided by investing activities in the current period consisted primarily of $6.5 million from sales of short-term available-for-sale debt securities, offset by purchases of property and equipment of ($2.1) million. The majority of the property and equipment purchases were non-recurring expenditures for leasehold improvements and related equipment at our facility in Memphis, Tennessee. Cash used in investing activities for the period ended April 30, 2000 consisted primarily of the purchase of ($21.6) million in available-for-sale securities subsequent to our initial public offering.

   Net cash provided by (used in) financing activities was ($0.6) million and $28.9 million for the nine months ended April 30, 2001 and 2000, respectively. Cash used in financing activities in the current period consisted primarily of purchases of common stock under the Company's stock repurchase program. The primarily source of cash during the period ended April 30, 2000 was 33.9 million from our initial public offering offset by the retirement of all outstanding debt.

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

If we cannot expand our indirect sales channel to sell our eQueue products, our ability to generate revenue would be harmed.

    We sell our eQueue communications servers both directly and indirectly through dealers and value added resellers that have experience in data as well as voice communications. We may not be able to expand this new indirect sales channel. In addition, new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors' products and could discontinue selling our products at any time in favor of our competitors' products or for any other reason.

The lengthy sales cycles of some of our products and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

    The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our eQueue products and from one to six months for our Millennium voice switching platform. The purchase of our products may involve a significant commitment of our customers' time, personnel, financial, and other resources. We generally recognize revenues on the date of shipment for Millennium and eQueue systems shipped to dealers and upon completion of installation for our eQueue systems sold directly to end users. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

  As of April 30, 2001, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,751,730 shares, or 39% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133, as amended by SFAS No. 138, for the year ending July 31, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. The adoption of this statement did not have a material impact on the results of operations or financial position of the Company.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's various views in applying generally accepted accounting principles to revenue recognition in financial statements. We have evaluated our revenue recognition policies and concluded that they comply with this SAB.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (A)  Exhibits.

         None

    (B)  Reports On Form 8-K.

          We did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                        EON COMMUNICATIONS CORPORATION


Date:   June 14, 2001                         /s/ Lanny Lambert
        -------------                         ----------------------------------
                                              Lanny Lambert
                                              Vice President, Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)