Form 10-K405
period 2001-07-31
EON COMMUNICATIONS CORP
filed 2001-10-29
CIK 1084752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _________________________________
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from        to

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

                    Common Stock, $0.001 par value per share
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $5,053,000 based upon the closing sale price as reported by the Nasdaq Stock Market on September 28, 2001. The number of outstanding shares of the registrant's $0.001 par value common stock was 11,980,297 shares as of that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I

     Item 1.    Business ...............................................................     2
                Executive Officers .....................................................    12
     Item 2.    Properties .............................................................    13
     Item 3.    Legal Proceedings ......................................................    13
     Item 4.    Submission of Matters to a Vote of Security Holders ....................    13

PART II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    14
     Item 6.    Selected Financial Data ................................................    14
     Item 7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...........................................    16
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk .............    25
     Item 8.    Financial Statements and Supplementary Data ............................    25
     Item 9.    Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure ............................................    44

PART III

     Item 10.   Directors and Executive Officers of the Registrant .....................    44
     Item 11.   Executive Compensation .................................................    44
     Item 12.   Security Ownership of Certain Beneficial Owners and Management .........    44
     Item 13.   Certain Relationships and Related Transactions .........................    44

PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......    45

SIGNATURES .............................................................................    46

==================================================================================================

                                     PART 1

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

ITEM 1.  BUSINESS.

INTRODUCTION

     eOn Communications Corporation(TM) ("eOn" or the "Company") designs, develops and markets unified voice, email and Web-based communications systems for customer contact centers and general business applications. Our primary business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, fax and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership. For small and medium-sized general business applications we also offer integrated communication systems such as private branch exchanges (PBX's), voice mail and unified messaging solutions.

     In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux(TM) operating system. In 2000, eOn became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of our customers. With more than 7,000 customers worldwide, eOn has a proven line of products that enable businesses to improve communications, convert inquiries into sales, and increase customer satisfaction and loyalty.

     The Company's principal executive offices are located at 4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144. The telephone number at that address is
(770) 423-2200. The Company was incorporated in Delaware in July 1991, and in 1993 we became a subsidiary of Cortelco Systems Holding Corporation ("CSHC"). In March 1997, our subsidiary in the automatic call distribution products business was spun off to the CSHC stockholders, merged with Business Communications Systems, Inc., and renamed BCS Technologies, Inc. ("BCS"). In April 1999, CSHC distributed its shares of eOn in a spin-off transaction, we merged with Cortelco Systems Puerto Rico, Inc. ("CSPR"), another subsidiary of CSHC, and we acquired BCS. BCS and CSPR have been wholly-owned subsidiaries of eOn since April 1999.

DISCONTINUED OPERATIONS

     Through Cortelco Systems Puerto Rico, Inc. ("CSPR"), our wholly-owned subsidiary based in San Juan, Puerto Rico, we sell and service communications systems and cellular phones and resell cellular airtime. In August 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. To accomplish the spin-off , the Company intends to declare a special dividend of the shares of CSPR to its stockholders. A spin-off would not take place until the stock of CSPR is registered with the Securities and

Exchange Commission, and all other applicable legal requirements are met. It is currently anticipated that this will occur during the latter half of fiscal year 2002.

     The remainder of the discussion in Item I will focus on our continuing operations.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

     Now more than ever, customers have more ways of contacting and interacting with companies. Customers insist on conducting business on their terms, at anytime, from anywhere. Because of this newfound freedom, we believe that customer satisfaction and loyalty are determined, in large part, by customers' ability to access and receive the level of customer service that they demand. This demand for a consistent and personalized experience across all forms of interactions - voice, email, and the Web - puts customers in the driver's seat and at the forefront of a new era in customer interaction management, what we at eOn refer to as The Customer Era.

     We understand the relationship between customer satisfaction and contact center success. With the eQueue(TM) Multi-Media Contact Center Solution, eOn embraces the customer-driven environment by providing contact centers the capability to deliver a seamless customer experience across all media types.

     The eQueue(TM) offers a comprehensive and unified solution for customer interaction management. The universal or single queue approach enables contact centers to more efficiently interact with their customers regardless of the media. The eQueue applications include multi-media routing of all interaction types with robust Automatic Contact Distribution (ACD) functionality, PBX capability, email, Web chat, integrated voice response, voice mail with unified messaging, quality assurance recording and a range of desktop devices and applications.

     eOn Millennium(R) Digital Communications Platform is a proven solution for small and medium-sized installations requiring general business communication. Blending voice, data, wireless and CTI technology into one diverse telephony server platform, the Millennium's adaptability and flexibility make it ideal for multi-site networks such as school systems, multi-tenant services, professional offices, distribution facilities, and retail stores. The Millennium provides integrated voice mail, unified messaging, fax messaging and an array of capabilities to help employees work more efficiently, access information more easily, and serve customers better.

eOn's  eQueue Solution

     The eOn eQueue solution offers a distinct advantage in the complex and competitive customer interaction management marketplace. Our company and our solution are differentiated by several key factors imperative to the success of any multi-media contact center.

 .        Universal Queue

         The eQueue's universal queue for all multi-media contact types serves the customer in the way the customer chooses. The single routing engine, or unified queue, capabilities not only provide customers with consistent interaction management across all media, but also include extensive skills-based routing for all contacts that match the most appropriate resource to every customer need.

 .        Comprehensive

         The eQueue offers comprehensive applications including multi-media routing of all interaction types, robust ACD and PBX capabilities, complete web services including email, Web chat, and Web collaboration, integrated voice response, voice mail with unified messaging, quality assurance recording and a range of desktop devices and applications.

 .        Open

         The eQueue is an open standards-based solution based on the Linux(TM) operating system. Using an open solution not only provides for ease of integration, but also allows the contact center to evolve to meet future needs.

 .        Modular

         The eQueue provides the flexibility to add, combine and customize important features and functions to meet the individual needs of a contact center today and well into the future. The eQueue is compatible with most third party systems, allowing companies the ability to integrate other applications.

 .        Scalable

         For contact centers with as few as 10 agents to those with over 1000 agents, the eQueue provides the functionality required.

 .        Proven

         With a quarter century of contact center expertise, eOn serves over 7,000 customers in a variety of markets including Multi-Media Contact Centers, Traditional Call Centers, General Business Applications, Service Providers and Emergency 911 Centers. The eQueue is a fully-redundant, integrated contact solution designed to perform in any mission-critical environment.

    The benefits of using an eQueue include improved customer satisfaction, retention and loyalty, increased agent productivity and lower total cost of ownership.

 .        Improved Customer Satisfaction, Retention & Loyalty

    Outstanding customer service is the primary goal of most companies. Attaining this goal is often the direct result of how effectively voice calls, emails and web-based communications are routed and managed within the contact center. The eQueue provides a single routing engine, or universal queue, together with a common management interface for all types of customer contacts. This, combined with powerful skills-based routing capabilities, ensures that contact centers can always match the best possible resource to meet every customer need consistently across all media types. Additionally, the eQueue's open platform provides ease of integration with customer relationship management ("CRM") and other enterprise applications ensuring the highest level of business-driven management of all customer interactions. This ensures improved customer satisfaction and retention with consistent service delivery across all contact channels.

 .        Increased Productivity

    Multi-media contact blending is one way to significantly improve productivity. In traditional call centers, individual agents can only handle one contact type, such as voice calls. Therefore, different pools of agents must be created to manage different forms of media. To cover peak demand times, each unique agent pool must be staffed to maximum capacity. With the eQueue, however, all agents can effectively handle all types of contacts, coverage is more flexible, fewer agents can handle the same demand, and idle agents are minimized at any time. Agent productivity is also increased through the use of outstanding features such as skilled based routing, remote agent support, unified reporting for all media types, quality monitoring and dynamic supervisory control.

 .        Lower Total Cost of Ownership

    The eQueue solution offers an overall total lower cost of ownership - lower capital costs and lower operating costs, which equates to a higher return on investment. Integration costs are kept to a minimum with eQueue's comprehensive applications and open platform. And because the eQueue architecture is open and modular, the contact center is also prepared for future growth.

STRATEGY

     Our mission is to be the recognized global leader in providing comprehensive contact center solutions. Key elements of our strategy are the following:

 .      Grow Our eQueue Business

     We believe eOn's best opportunities lie with our eQueue Multi-Media Contact Center Solution. We believe we have an architectural advantage over other companies that will enable eOn to respond quickly to opportunities with our eQueue solution. We intend to take action to gain awareness and will initially focus on servicing this market via our direct sales force. We plan to establish alliance partnerships with other companies. In creating our own alliance program, we will focus on leveraging third-party products and services to broaden our product offering and provide our customers an even more comprehensive solution. We also intend to join the alliance programs of some targeted vendors, including CRM vendors, and focus on leveraging their distribution organization to create revenue opportunities for our direct sales organization.

 .      Maintain Our Millennium Business

     While we promote and grow our eQueue business we will also strive to modestly grow our Millennium revenues while achieving and maintaining profitability for our Millennium business. We will continue to support our existing dealer channel though our indirect sales support personnel and will look for creative marketing programs to make the channel more effective and productive.

 .      Develop A Channel Of Distribution For Our Contact Center Solutions

     We intend to develop a new indirect sales channel to sell and service our eQueue Multi-Media Contact Center Solution. We will seek major distributors; target local, state and federal government agencies; and develop a channel of value added resellers (VAR's) that are geared towards selling contact center solutions. We will also recruit sales agents or brokers as sources of referrals for the eQueue product. In addition we will pursue original equipment manufacturer ("OEM") relationships with companies that have complementary distribution.

 .      Expand Internationally

     To date, with the exception of our operations in Puerto Rico which we are spinning off, eOn has not focused on penetrating international markets; however, in the future we intend to enter some targeted international markets. We have already established OEM partnerships with several companies within the US and Canada that will assist us in expanding sales efforts to other countries. The other way we will enter the international arena is through reseller channels, and we will focus on opportunities with the Latin American market since we have certification in some countries and established partnerships through the operations in Puerto Rico. We will also pursue specific international opportunities as they arise.

 .      Enhance Our Reputation For Product Innovation And Customer Responsiveness

     We have already established a reputation for product innovation. In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux(TM) operating system, and in 2000, we became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of prestigious and demanding customers. We will continue to enhance this reputation as we believe that we have a unique opportunity to gain new customers among companies that wish to acquire a comprehensive and proven contact center solution. We believe our extensive experience in voice communications and call center systems provides us with a strategic advantage for offering an integrated voice and Internet communications product line.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     Our products and products under development include a broad line of next-generation communications servers and software.

eQueue Multi-Media Contact Center Solution

     The eQueue Multi-Media Contact Center Solution is designed for mission-critical contact center environments and has won numerous industry awards during previous years. The eQueue incorporates a comprehensive range of applications including:

 .        eQueue Routing

     The eQueue has a single robust routing engine for all contact types, and is designed with comprehensive and flexible routing capabilities. The eQueue gives contact centers several key routing differentiators, including a single multi-media queue for all contact types, powerful skills based routing across all media types, real-time supervision, dynamic resource management, host directed routing, and virtual agent groups. Effective customer service is a direct result of contact centers routing customers to the right agents quickly and efficiently. Enhancements to eQueue Routing are incorporated into our development initiatives.

 .        eQueue ACD and eQueue PBX

     We built the eQueue from the platform up with an understanding of the critical nature of call center operations; therefore, eQueue ACD and eQueue PBX are an integral part of the eQueue solution. Our redundant, reliable, fault-tolerant system platform is used to deploy mission-critical business communications. The eQueue comes complete with a rich set of telephony features, telephony grade reliability, comprehensive ACD and PBX capabilities, multi-featured phones, PC phones, and networking interfaces. Enhancements to eQueue PBX features are incorporated into our development initiatives.

 .        eQueue Email

     eQueue Email is a powerful option that allows agents to interact with online customers quickly and easily. Emails are received in queue with voice calls and chat sessions and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts individually, or by using automatic responses to FAQ's from the shared knowledge base. eQueue Email integrates seamlessly with other eQueue applications offering extensive real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more. Additionally, the knowledge base is integrated with all eQueue web services, and can be used to answer email, chat and voice contacts. Significant enhancements to eQueue Email are incorporated into our development initiatives.

 .        eQueue Chat & eQueue Collaboration

    eQueue Chat enables customers to receive real-time answers to questions as they browse a company's website. As with eQueue Email, chat sessions are queued with voice and email, offering multi-media contact management from a single queue. All incoming chat requests are routed to the available agent with the best skills to respond accurately, ensuring a consistent customer experience. Additionally, eQueue Chat offers extensive real-time and historical reporting capabilities in a common format for all media types, archived transactions for future report analysis and tracking, use of standardized responses to FAQ's using the shared knowledge base, secured multi-domain support, dynamic routing, instant messaging, and basic collaboration. Enhancements to eQueue Chat are incorporated into our development initiatives, including the availability of eQueue Collaboration that enables co-browsing, assisted form completion, and text highlighting.

 .        eQueue IVR

     The eQueue Interactive Voice Response (IVR) provides contact centers with a customer self-service option by providing unlimited voice announcements, customized greetings, variable delay messages, and interactive multi level menu selections. With advanced scripting, thousands of customized voice files can be selected and combined so callers hear promotional, call status, and informational updates. Additionally, the eQueue IVR offers features that give contact centers an advantage in servicing their customers, such as real-time statistics, whisper announce, automated paging, callback and Web callback. Significant enhancements to eQueue IVR are incorporated into our development initiatives.

 .        eQueue Voice Mail

     eQueue Voice Mail is an integrated voice communications system that offers a wide range of voice messaging options for all users. Within contact centers, eQueue Voice Mail gives callers the option of leaving a voice message instead of waiting in queue, thereby empowering the caller and enhancing the customer contact experience. Voice messages are deposited into a group mailbox that is accessible by agents in that group who can then select, review and respond to the mailbox messages as they become available.

 .        eQueue Messaging

     In addition to Voice Mail capabilities, the eQueue also brings unified messaging to the contact center. eQueue Messaging unifies messages from all of the various media types into a single queue, giving contact centers freedom of choice in accepting and responding to voice, fax, and email messages directly from the email client. The ability to access all messages is especially important in the contact center environment, where centralized tracking of all customer communications is paramount. Additionally, eQueue Messaging enables a customer service department to handle and access fax correspondence using the same business processes that handle voice and email inquiries. eQueue Messaging offers an array of features that enable users to view voice, fax, and email messages anywhere, anytime, from one intuitive user-friendly interface.

 .        eQueue Recording

     eQueue Recording is an application that allows agent and/or customer interactions to be recorded and stored for later review. eQueue Recording supports two distinct recording types: On-Demand Recording and Quality Assurance Recording. Agents can initiate an On-Demand Recording session at any time during the call by simply pressing a button on their phone or screen. Quality Assurance Recording sessions, on the other hand, are automatically activated based on the agent's group, type of call, number of calls previously recorded for the agent and number of calls previously recorded for the group. A client application provided with this feature allows supervisors to schedule, maintain and administer all recordings from their desktop.

 .        eQueue Reporting

    eQueue Reporting provides flexible standard and custom reports and displays, available in both real-time and historical formats, giving contact centers the information needed in any form to manage contact center efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that fits the unique needs of a contact center. Significant enhancements to real time reporting and the user interface in general are scheduled with the availability of eOn Supervisor WorkSpace(TM). eOn Supervisor WorkSpace is Java(TM)-based and provides real-time management displays and alerts and can be fully customized for quick and easy identification of customer contact patterns and trends. With this insight, managers can make more timely and informed decisions about how to enhance service delivery and to improve operational efficiencies.

 .        eQueue Interfaces

     eQueue Interfaces, including industry-standard CTI, gives companies the extensibility and integration tools necessary to customize the eQueue solution to meet the specific needs of the enterprise. The eQueue can be tightly integrated with other enterprise applications - including CRM, knowledge bases, self-service applications and e-commerce systems.

Millennium Voice Switching Platform

     The Millennium voice-switching platform is a fully featured private branch exchange with basic customer contact center and computer telephony integration features. It can be expanded in a modular manner from 32 to 1,024 communications ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-in cards and software.

     The Millennium supports the voice switching needs of enterprises with small to medium-sized installations and includes such features as voice mail, interactive voice response and caller identification. The Millennium also offers an advanced voice processing system with unified messaging that integrates email, voice mail and fax on a personal computer connected to a Millennium port; Auto Attendant, which is an automated answering and routing service; and PC Attendant Console, which provides customized computer telephony integration features that support the needs of various vertical markets.

     The Millennium can be used for multi-site networking by connecting Millennium platforms in multiple locations, thereby creating a private communications network that operates as if all sites were on a single system. The Millennium may also be networked with our eQueue communications server for a range of virtual private network applications.

SALES AND MARKETING

     Our major marketing objective will be to build awareness and brand identity for eOn and the eQueue through promotional strategies, including public relations, trade shows, advertising, direct mail, seminars, Web based initiatives, and other marketing programs. Our goal is to position eOn as the leader in offering multi-media contact center solutions, but our target customer base continues to be customers that are looking to replace their ACD systems with the next generation multi-media contact center solutions. Our strategy will be to continue to promote solutions within our industry, but we will also promote our solution to selected vertical and horizontal markets. The markets that we will pursue include:

 .    Banking, financial services and insurance companies
 .    Retail, including catalog companies
 .    Service bureaus
 .    Communications, including telephone, cable and news print companies
 .    Transportation and hospitality segments where reservation systems are prevalent
 .    Government, including critical service applications such as 911 centers
 .    Linux community

     We sell, install, maintain and support our eQueue Multi-Media Contact Center in the United States through our direct sales force and through selected value added resellers. We use our indirect sales force for sales of our Millennium voice switching platforms to national accounts and the federal government. We also sell the Millennium domestically and internationally through our network of dealers and value added resellers.

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

     We continue to invest significantly in research and development. We expect to increase the number of our research and development employees and to apply these additional resources to our new product development initiatives. In particular, we intend to add more software engineers and programmers to facilitate rapid development of our eQueue Multi-Media Contact Center Solution. We intend to use independent contractors from time to time to assist with certain product development and testing activities.

     Our success depends, in part, on our ability to enhance our existing products and to develop functionality, technology and new products that address the increasingly sophisticated and varied needs of our current and prospective customers.

     Research and development expense was $4.3 million, $3.9 million, and $2.3 million in fiscal years 2001, 2000, and 1999, respectively.

MANUFACTURING

     We currently use two contract manufacturers to produce the Millennium - ACT Manufacturing, Inc. and Innovative Circuits, Inc. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that ACT and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. Under our contract with ACT, we negotiate pricing annually for the next fiscal year. We make purchases from Innovative Circuits through purchase orders.

     We currently use Clover Manufacturing, Inc. to perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging of boards for our eQueue product line. We plan to outsource the configuration, final assembly, testing, and shipment of eQueue products to Avnet Electronics during the second quarter of fiscal 2002 . We believe that Avnet & Clover have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology.

     We depend on sole source suppliers for certain components, digital signal processors and chip sets, and voice processor boards. Interruptions in the availability of components from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components could cause delays and expenses.

COMPETITION

     The competitive arena for our products is changing very rapidly. Well-established companies and many emerging companies are developing products to address the PBX, ACD and Multi Media Contact Center markets. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies' desires to expand product offerings and established companies' attempts to acquire new technology and reach new market segments. A number of emerging companies have completed initial public offerings, while many more remain private. Most established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do.

     We compete on the basis of providing reliable integrated voice and data communications systems that can be customized and configured rapidly and at a low cost. Although we believe that we compete favorably with respect to these factors, we may not be successful in this rapidly changing and highly competitive market.

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

     Our current and potential competitors can be grouped into the following categories:

 .        Contact Center Vendors

     Our major competitors for the eQueue are the traditional ACD or call center vendors who have large reference-able customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya , Nortel Networks, Aspect Communications, and Rockwell. There is also emerging new contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence, Cellit Technologies, and Apropos Technologies.

 .        Data Communications Equipment Suppliers

     Many data communications equipment suppliers have a strategic objective of penetrating the voice communications and customer interaction management market, thereby substantially expanding their total served market. Among data-centric companies pursuing this strategy are Cisco Systems, 3Com and Sun Microsystems. Although data communications companies generally do not have substantial experience with voice communications systems, they could develop these capabilities internally or through acquisitions. We believe these companies face a substantial challenge in integrating their acquisitions and product development plans due to their limited experience in voice communications. Nevertheless, these companies can be expected to compete intensely in this market.

 .        Email Management and Web Center Software Suppliers

     There are many competitors that supply software for managing the rapidly increasing volumes of Web and email communications for e-commerce. These competitors' products and services manage inbound and outbound email and Web-based communications, while facilitating the delivery of specific and personalized information to each customer. They strive to enable e-businesses to enhance customer relationships, generate additional revenue opportunities, and reduce the cost of online communications. Email and Web center software competitors include eGain, Kana Communications, Live Person, and eShare. We intend to compete in the Web center software and services market by providing integrated voice and data communications in a contact center environment or providing a direct upgrade path from a Web center to an integrated contact center.

 .        Voice Communications Equipment Suppliers

     Our major competitors for the Millennium are the companies that provide products for the traditional voice communications market. These products include PBXs, voicemail systems and related products that have generally been based on proprietary hardware and software. These companies are expanding beyond traditional voice based communications into IP based voice & data communications. These companies include Nortel Networks, Avaya (formally Lucent Technologies), Mitel, NEC, Toshiba, Panasonic and Siemens. There are also emerging a number of companies who provide all-in-one communications platforms that reduce costs by using PC-based standards and data networks for voice communications. A characteristic of Private Communication Exchanges (PCX's) is their PC based system architecture, which, compared to the closed architecture of proprietary systems, provides greater ease of use, more applications and expanded programmability. Companies in this category include AltiGen Communications, Artisoft, NBX Corporation (acquired by 3Com), and Cisco Systems.

INTELLECTUAL PROPERTY

     We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have 17 patents issued in the United States and 2 additional patents pending. There can be no assurance that any of our patent applications pending will result in patents being issued.

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

     "eOn," "eQueue," "Millennium" & "WorkSpace" are trademarks of eOn.

EMPLOYEES

     As of July 31, 2001, we employed 84 people. We had 28 employees in sales and marketing, 43 in research, development, and technical support, and 13 in finance and administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers:

   Name             Age                 Position
----------------  -----   -----------------------------------------------------
Troy E. Lynch       36    President and Chief Executive Officer
Lanny N. Lambert    52    Vice President, Chief Financial Officer, Secretary
Thomas G. Bevan     52    Vice President, Marketing Officer

   TROY E. LYNCH, President and Chief Executive Office, leads eOn's executive team, defines corporate strategies, and sets the standards and vision for the corporate culture. He is responsible for all corporate, strategic, and operational decisions. Mr. Lynch joined eOn in February 1999 as Vice President of Engineering and Chief Technology Officer, and most recently he held the position of Executive Vice President and Chief Operating Officer, providing operational direction and leadership for the Company. Prior to joining eOn, he served as Vice President of Research and Development of Hayes Corporation, a manufacturer of cable, DSL, analog modems and remote access equipment. He joined Hayes Corporation via a merger with Access Beyond Inc., where he served as Vice President of Engineering and was instrumental in the development of internet and enterprise access solutions. He also served in the role of Director of Development at Penril Communications Inc., a telecommunications company. Mr. Lynch holds a bachelor's degree in electrical engineering from the University of Maryland and a master's degree in computer science and telecommunications from Johns Hopkins University.

   LANNY N. LAMBERT was appointed Chief Financial Officer in February 2001. Mr. Lambert joined the Company in October 2000 as Vice President and Chief Accounting Officer. His previous experience in the communications industry includes service as Vice President of Finance and Administration and CFO of CMC Industries, Inc.; Vice President of Finance and Administration and CFO of the Corinth Telecommunications Corporation subsidiary of Alcatel N.V.; and various financial and administrative positions with ITT.

   THOMAS G. "KELLY" BEVAN, Vice President and Chief Marketing Officer, leads the Company's marketing and product management, directing growth initiatives for product and brand awareness, direct and indirect sales channels, and strategic alliances. Prior to joining eOn in February of 2001, Mr. Bevan was Vice President of Marketing at Cellit, a market leader in the customer interaction management industry. With more than twenty years experience in the call center, networking and telecommunications industries, he has served in executive and senior product management positions for such companies as: Altitude Software, formerly Easyphone; Melita International, now known as eShare; Newbridge Networks; Nortel Networks; and, Mitel Networks. Mr. Bevan holds a bachelor's degree in Engineering from the University of Wales.

ITEM 2.  PROPERTIES.

     The Company leases property as detailed in the following table.

                                                LEASE
                            APPROXIMATE       EXPIRATION
     LOCATION                  SIZE              DATE            INTENDED USE
-----------------------  ----------------  ----------------  -------------------
Kennesaw, Georgia         40,000 sq. ft.    March 2005         Office
Memphis, Tennessee        50,000 sq. ft.    July 2010
Englewood, Colorado       10,000 sq. ft.    July 2002          Office
Guelph, Ontario, Canada    5,000 sq. ft.    September 2001

     During fiscal 2001, the Company relocated its headquarters to the Atlanta, Georgia metropolitan area. In connection with this, the Company ceased operations at its Memphis facility as of July 31, 2001. In addition, the Company plans to end operations at its Guelph facility by September 30, 2001. The Company plans to find a suitable tenant to assume the lease at the Memphis facility.

     Aggregate monthly rental payments for the Company's facilities are approximately $90,000. Of this amount, $28,000 is for facilities currently in active use, while the remainder represents payments associated with vacant/unused facilities. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

                 -----------------   --------------     -------------
                   QUARTER ENDED          HIGH                LOW
                 -----------------   --------------     -------------
                  July 31, 2001           $1.40              $0.71
                  April 30, 2001          $2.75              $1.09
                  January 31, 2001        $3.38              $0.91
                  October 31, 2000        $4.47              $2.73

                  July 31, 2000          $11.00              $3.00
                  April 30, 2000         $31.13              $6.69



     As of September 28, 2001, there were 217 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,500 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

     During fiscal 2001, we did not declare any dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data represent the results from continuing operations of eOn and its subsidiaries, which includes the operating results of BCS Technologies, Inc. ("BCS") beginning April 12, 1999, the date on which BCS was acquired, and excludes the results of Cortelco Systems Puerto Rico, Inc., as the results of this subsidiary's operations are presented separately on a retroactive basis as a discontinued operation (see Footnote 3 to the consolidated financial statements). The statement of operations data set forth below for each of the fiscal years ended July 31, 2001, 2000, and 1999, and the selected balance sheet data at July 31, 2001 and 2000, are derived from consolidated financial statements included in Item 8, which have been audited by Deloitte & Touche LLP, independent auditors, whose report also appears in Item
8. The consolidated statement of operations data for the years ended July 31, 1998 and 1997, and the consolidated balance sheet data at July 31, 1999, 1998, and 1997, are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in
Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                         Year Ended July 31,
                                                      ----------------------------------------------------
                                                        2001       2000       1999       1998       1997
                                                      --------   --------   -------    --------   --------
                                                                 (in thousands, except per share data)
Consolidated Statement of
  Operations Data:
Net revenues .......................................  $ 20,184   $ 29,705   $27,188     $17,825    $20,871
Cost of revenues ...................................     9,111     14,001    13,708      10,072     14,174
Special charges (1) ................................     1,985          -         -           -          -
                                                      ---------  ---------  ---------  ---------  --------
     Gross profit ..................................     9,088     15,704    13,480       7,753      6,697

Operating expenses:
  Selling, general and
    administrative .................................    14,380     15,283     9,545       5,339      5,091
  Research and development .........................     4,340      3,914     2,334       1,407      1,310
  Goodwill amortization ............................       586        586       177           -          -
  Special charges (1) ..............................     4,714          -         -           -          -
                                                      ---------  ---------  ---------  ---------  --------
     Total operating expenses ......................    24,020     19,783    12,056       6,746      6,401

Income (loss) from operations ......................   (14,932)    (4,079)    1,424       1,007        296
Interest income ....................................      (783)      (759)        -           -          -
Interest expense ...................................         -        211       429         478        554
Other (income) expense, net ........................       214        971        15         162        678
                                                      --------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before
   income taxes ....................................   (14,363)    (4,502)      980         367       (936)
Income tax expense (benefit) .......................       (45)    (1,193)       (9)          -          -
                                                      ---------  ---------  ---------  ---------  --------
Income (loss) from continuing
  operations .......................................  $(14,318)  $ (3,309)  $   989    $    367   $   (936)
                                                      =========  =========  =========  =========  ========
Income (loss) from continuing operations per share:
     Basic .........................................  $  (1.19)   $ (0.33)  $  0.20    $   0.09   $  (0.24)
     Diluted .......................................  $  (1.19)   $ (0.33)  $  0.15    $   0.07   $  (0.24)
Weighted average shares outstanding:
     Basic .........................................    12,040      9,885     5,036       3,918      3,825
     Diluted .......................................    12,040      9,885     6,651       5,353      3,825

Consolidated Balance Sheet Data:
Cash and cash equivalents ..........................  $  3,590    $ 1,829   $ 1,803    $      3     $  254
Marketable securities ..............................     8,850     16,337         -           -          -
Working capital ....................................    20,543     35,834     1,726        (225)     2,896
Goodwill, net ......................................    10,375     10,961    11,547           -          -
Total assets .......................................    39,645     55,141    33,543      10,338     10,522
Long-term debt .....................................         -          -     2,314       3,000      3,000
Total stockholders' equity (deficit) ...............    34,029     49,954    17,152      (1,280)       952

(1) In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space (see Footnote 4 to the consolidated financial statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

OVERVIEW

     We design, develop and market next-generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations.

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

RESULTS OF OPERATIONS

     The following table presents our operating ratios for fiscal years 2001, 2000, and 1999:

                                                                Year Ended July 31,
                                                           -------------------------------
                                                              2001       2000      1999
                                                           ---------- ---------- ---------
Net revenues.............................................     100.0%     100.0%     100.0%
Cost of revenues.........................................      45.1%      47.1%      50.4%
Special charges..........................................       9.8%       0.0%       0.0%
                                                           ---------- ---------- ---------
Gross margin.............................................      45.1%      52.9%      49.6%
Operating expenses:
  Selling, general, and administrative...................      71.2%      51.4%      35.1%
  Research and development...............................      21.5%      13.2%       8.6%
  Amortization of goodwill...............................       2.9%       2.0%       0.7%
  Special charges........................................      23.4%       0.0%       0.0%
                                                           ---------- ---------- ---------
Total operating expenses.................................     119.0%      66.6%      44.4%
                                                           ---------- ---------- ---------
Income (loss) from operations............................     (73.9%)    (13.7%)      5.2%
Interest (income) expense, net...........................      (3.9%)     (1.8%)      1.6%
Other (income) expense, net..............................       1.1%       3.3%       0.0%
                                                           ---------- ---------- ---------
Income (loss) from continuing operations before
     income taxes........................................     (71.1%)    (15.2%)      3.6%
Income tax expense (benefit).............................      (0.2%)     (4.0%)      0.0%
                                                           ---------- ---------- ---------
Income (loss) before discontinued operations and
     extraordinary item..................................     (70.9%)    (11.2%)      3.6%

Income (loss) from discontinued operations, net of tax...      (3.2%)      1.7%       4.3%
Extraordinary loss from early extinguishment of debt,
     net of tax..........................................       0.0%      (0.6%)      0.0%
                                                           ---------- ---------- ---------
Net income (loss)........................................     (74.1%)    (10.1%)      7.9%
                                                           ========== ========== =========

The following discussion provides information about the Company's continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 - Discontinued Operations / Subsequent Events in the notes to the consolidated financial statements).

NET REVENUES

     Our overall net revenues decreased 32.1% to $20.2 million in fiscal 2001 from $29.7 million in fiscal 2000. The decrease was primarily due to the large amount of sales in fiscal 2000 that were driven by Year 2000 upgrades and demand weakness in fiscal 2001. Fiscal 2000 net revenues represented a 9.3% increase from $27.2 million in fiscal 1999. The increase in 2000 was primarily due to the addition of the eQueue Multimedia Contact Center product line and additional Millennium sales volume driven by Year 2000 upgrades.

COST OF REVENUES AND GROSS PROFIT

     Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 42.1% to $9.1 million for the year ended July 31, 2001 from $15.7 million in fiscal 2000. The decrease was due primarily to special charges related to our restructuring initiatives (see Special Charges section below) as well as decreased revenues for both our eQueue and Millennium products. Fiscal 2000 represented an increase in gross profit of 16.5% from $13.5 million in fiscal 1999. The increase in gross profit in 2000 was primarily due to the addition of the higher margin eQueue product line.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses were $14.4 million in fiscal 2001, a decrease of 5.9% from $15.3 million in fiscal 2000. Fiscal 2000 represented a 60.1% increase from $9.5 million in fiscal 1999. The decrease in fiscal 2001 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan (see the Special Charges section below). The increase in fiscal 2000 was primarily due to the addition of the eQueue product line, increased marketing expenses, and the hiring of additional sales and customer service personnel.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses consist primarily of personnel and related expenses for our engineering staff. The majority of our research and development efforts are currently concentrated on enhancements for our eQueue product line . Research and development expenses increased 10.9% to $4.3 million in the year ended July 31, 2001 from $3.9 million in fiscal 2000. Fiscal 2000 represented a 67.7% increase from $2.3 million in fiscal 1999. The increases in both years were primarily due to the hiring of additional engineers and expansion of facilities dedicated to our R&D efforts.

AMORTIZATION OF GOODWILL

     We recorded $11.7 million of goodwill related to the acquisition of BCS in April 1999, and are amortizing this amount over a 20-year period. It is anticipated that goodwill amortization will cease with the adoption of Statement of Financial Accounting Standard No. 142 - Goodwill and Other Intangible Assets in fiscal 2002.

SPECIAL CHARGES

     To reduce costs and improve productivity, the Company adopted a restructuring plan in fiscal 2001. Major components of the plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company's headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. See Footnote 4 - Special Charges in the notes to the consolidated financial statements.

    The following table provides detail about the special charges recorded during fiscal year 2001and the associated liabilities at July 31, 2001:

                                                                                 July 31, 2001
                                  Charges   Expenditures   Other Adjustments   Liability Balance
                                ---------- -------------- ------------------- -------------------
Inventory charges                $  1,985    $      -        $  (1,985) (1)       $         -
Termination benefits             $  1,222    $   (597)       $       -            $       625
Excess facilities cost              1,968        (363)               -                  1,605
Asset impairments                   1,248           -           (1,248) (2)                 -
Relocation costs                      276        (234)               -                     42
                                ---------- -------------- ------------------- -------------------
     Total                       $  6,699    $ (1,194)       $  (3,233)           $     2,272
                                ========== ============== =================== ===================

(1) Represents write-down of inventory to net realizable value.
(2) Represents write-off of assets.

    Net workforce reductions under the plan will reduce our employee expense. The reduction in employee expense began in the second quarter and continued through the fourth quarter of fiscal 2001. The annual depreciation expense associated with the impaired assets will not have a significant impact on future results. The reduction in rent and facility costs from the consolidation of sites is expected to reduce our expenses by over $0.5 million annually. The decrease in costs as a result of the restructuring activities outlined above will primarily impact selling, general and administrative expense, and to a lesser extent research and development expense. The remaining cash outlays of $2,272 related to the above restructuring activities are expected to be completed by the end of fiscal 2002 and will be funded from current cash and marketable securities.

INTEREST INCOME AND EXPENSE

    We had no interest expense in fiscal 2001. Interest expense decreased 50.8% to $0.2 million in fiscal 2000 from $0.4 million in fiscal 1999. The decrease in both years was primarily due to the retirement of all outstanding debt in February 2000 in connection with our initial public offering.

    Interest income in fiscal 2001 of $0.78 million was relatively unchanged from $0.76 million in fiscal 2000. We had no interest income in fiscal 1999. The slight increase in fiscal 2001 was due to the investment of surplus funds for a full year versus 6 months in the previous year, offset by lower marketable securities balances and interest rates. The increase in fiscal 2000 was primarily due to the investment of funds from our initial public offering in interest-bearing securities.

OTHER INCOME AND EXPENSE, NET

    Other expense was $0.2 million in fiscal 2001, compared to $1.0 million in fiscal 2000 and $0.02 million in fiscal 1999. Other expense in fiscal 2000 resulted primarily from the recognition of a loss on marketable securities of $0.8 million from an investment in equity securities of a publicly traded company.

INCOME TAX EXPENSE (BENEFIT)

    Income tax expense (benefit) was $(0.05) million, $(1.2) million, and $(0.01) million in fiscal 2001, 2000, and 1999, respectively. The income tax benefit for fiscal 2001 and 2000 was affected by the carryback of operating losses to previous periods. Fiscal 1999 income tax benefit was affected by the utilization of consolidated operating loss carryforwards from previous periods. See Footnote 13 - Income Taxes of the notes to the consolidated financial statements.

EXTRAORDINARY LOSS

    We used a portion of the net proceeds from our initial public offering to repay $6.4 million of outstanding debt in February 2000. In connection with the repayment of debt, the Company paid pre-payment penalties and wrote off deferred financing costs totaling $0.3 million. In fiscal 2000, the Company recognized an extraordinary loss from the early extinguishment of debt of $0.2 million, net of an income tax benefit of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we funded our operations primarily through cash generated from operations, periodic borrowings under former revolving credit facilities, a $3.0 million subordinated convertible note financing and acquisition financing provided by Alcatel in connection with the purchase of our business from Alcatel in 1990. In February 2000, we received $32.8 million, net of underwriting fees, commissions, and offering costs, upon the issuance of 3,180,000 shares of common stock in our initial public offering. The net proceeds from the offering were used to retire $2.8 million of outstanding principal and interest on 8% subordinated notes due in 2002 and $3.6 million of outstanding indebtedness under a revolving credit facility and for working capital and general corporate purposes. See Footnote 5 - The Offering of the notes to consolidated financial statements.

     Net cash provided by (used in) operating activities was ($2.5) million, ($8.0) million, and $2.9 million for fiscal 2001, 2000, and 1999, respectively. The improvement in fiscal 2001 from fiscal 2000 was due primarily to increased collections of receivables and reductions in inventory levels, offset by higher net loss. The decrease in fiscal 2000 from fiscal 1999 was due primarily to lower net income, an increase in inventories, and the reduction in income taxes payable and increase in income taxes receivable.

     Net cash provided by (used in) investing activities was $5.7 million, ($17.9) million, and $2.4 million for fiscal 2001, 2000, and 1999, respectively. Cash provided by investing activities in the current year consisted primarily of sales of short-term available-for-sale securities. Cash used in investing activities in fiscal 2000 was due primarily to the investment of funds from our initial public offering in available for sale debt securities, while cash provided by investing activities in fiscal 1999 resulted primarily from cash acquired in the acquisition of BCS.

     Net cash provided by (used in) financing activities was ($1.0) million, $29.0 million, and ($3.5) million for fiscal 2001, 2000, and 1999, respectively. Cash used in financing activities in fiscal 2001 was primarily due to repurchases of our common stock. Cash provided by financing activities in fiscal 2000 consisted primarily of the proceeds from our initial public offering, offset by the early retirement of our outstanding long-term debt and amounts borrowed under our former revolving credit facilities. Cash used in financing activities in fiscal 1999 was primarily due to expenditures associated with our initial public offering and the issuance of a note receivable from our former parent.

     We believe that our available funds and anticipated cash flows from operations will satisfy our projected working capital and capital expenditure requirements at least through fiscal 2002. To the extent that we grow more rapidly than expected in the future, we may need additional cash to finance our operating and investing activities.

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

     In the second quarter of fiscal year 2001, the Company adopted a restructuring plan which involved both a reduction in the Company's workforce and the relocation and concentration of management and certain strategic functions. The majority of the restructuring actions were completed by July 31, 2001. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

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

     Our quarterly operating results are also likely to fluctuate due to seasonal factors. Some of our vertical markets, such as the U.S. government, educational and retail buyers, follow seasonal buying patterns and do not make substantial purchases during the quarters ending January 31. Thus, revenues in the quarters ending January 31 are often lower than in the previous quarters. Because of these and other factors, our operating results may not meet expectations in some future quarters, which could cause our stock price to decline.

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

     Our current and potential competitors can be grouped into the following categories:

 .     contact center vendors, such as Avaya, Nortel Networks, Aspect
      Communications, and Rockwell;
 .     data communication equipment suppliers, such as Cisco Systems, 3COM, and
      Sun Microsystems;
 .     email management and web center software suppliers, such as eGain, Kana
      Communications, Live Person, eShare and WebLine Communications (acquired by Cisco);
 .     and

 .     voice communications equipment suppliers, such as Nortel Networks, Avaya,
      Mitel, NEC, Toshiba, Panasonic, and Siemens.

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

     We depend on sole source suppliers for certain components, digital signal processors and chip sets, and voice processor boards. Interruptions in the availability of components from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components may cause delays and expenses. Further, a significant increase in the price of one or more third-party components or subassemblies could reduce our gross profit.

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

     As of July 31, 2001, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,878,097 shares, or 40% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management has determined that the adoption of SFAS No. 141 will not have a material impact on our results of operations. Management plans to adopt SFAS No. 142 effective August 1, 2001, and is currently evaluating the impact that adoption will have on our results of operations. Goodwill amortization for fiscal year 2001 approximated $586,000.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirment of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

     In June 1998, the FASB issued SFAS No .133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on the Company's results of operations or financial position.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended July 31, 2001 and 2000 is summarized as follows:

2001                                                       First        Second       Third       Fourth
                                                          Quarter       Quarter     Quarter      Quarter(3)
                                                        ------------ ------------ ------------ ------------
                                                                           (In thousands)
Net revenues (1) .....................................     $  6,312     $  4,010      $ 4,863     $  4,999
Gross profit (1) .....................................        3,420        1,151        2,787        1,730
Income (loss) before discontinued operations
 and extraordinary item (1) ..........................         (984)      (5,127)      (1,625)      (6,582)
Net income (loss) ....................................       (1,157)      (6,293)      (1,360)      (6,153)

Income (loss) before discontinued operations
 and extraordinary item per common
 share (1):
   Basic (2) .........................................     $  (0.08)    $  (0.43)     $ (0.14)    $  (0.55)
   Diluted (2) .......................................     $  (0.08)    $  (0.43)     $ (0.14)    $  (0.55)
Net income loss per common share:
   Basic .............................................        (0.09)       (0.53)       (0.11)       (0.51)
   Diluted ...........................................        (0.09)       (0.53)       (0.11)       (0.51)

2000                                                First        Second       Third       Fourth
                                                   Quarter       Quarter     Quarter      Quarter
                                                 ------------ ------------ ------------ ------------
                                                                     (In thousands)
Net revenues (1)...............................   $  9,891     $  7,275      $ 7,032     $  5,507
Gross profit (1)...............................      5,113        3,692        4,133        2,766
Income (loss) before discontinued operations
 and extraordinary item (1)....................        269         (583)      (1,291)      (1,704)
Net income (loss)..............................        335         (373)      (1,571)      (1,390)

Income (loss) before discontinued operations and extraordinary item per common share (1):

   Basic (2)...................................   $   0.04     $  (0.08)     $ (0.11)    $  (0.14)
   Diluted (2).................................   $   0.03     $  (0.08)     $ (0.11)    $  (0.14)
Net income loss per common share:

   Basic (2)...................................       0.04        (0.05)       (0.13)       (0.11)
      Diluted (2)..............................       0.04        (0.05)       (0.13)       (0.11)


(1) Represents results from continuing operations; excludes disposition of Cortelco Systems Puerto Rico, Inc. (see Footnote 3
         of the notes to the consolidated financial statements).

(2) Due to rounding and changes in outstanding shares, the sum of the four quarters does not equal the earnings per common share amounts calculated for the year.

(3) The fourth quarter results of operations include special charges of $4,500,000 related to a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space (see Footnote 4 of the notes to the consolidated financial statements.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The majority of our cash equivalents and available-for-sale securities are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of the Company's sales are made in U.S. dollars, and consequently, we believe that our foreign exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----

Independent Auditors' Report .............................................................    26

Consolidated Balance Sheets as of July 31, 2001 and 2000 .................................    27

Consolidated Statements of Operations for the Years ended July 31, 2001, 2000, and 1999...    28

Consolidated Statements of Cash Flows for the Years ended July 31, 2001, 2000, and 1999...    29

Consolidated Statements of Stockholders Equity (Deficit) for the
         Years Ended July 31, 2001, 2000, and 1999 .......................................    31

Notes to Consolidated Financial Statements ...............................................    32

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries (the "Company") as of July 31, 2001 and 2000 and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years ended July 31, 2001, 2000, and 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended July 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, on August 28, 2001, the Company approved a plan to spin-off CSPR, its wholly-owned Caribbean / Latin America service and distribution subsidiary, as an independent entity headquartered in San Juan, Puerto Rico. The operations of this business are included in income from discontinued operations in the accompanying financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 22, 2001

(August 28, 2001 as to Note 3)
                  eOn Communications Corporation and Subsidiaries
                              Consolidated Balance Sheets
                                 July 31, 2001 and 2000
                                 (Dollars in thousands)

ASSETS

                                                               July 31,
                                                     ------------------------
                                                           2001       2000
                                                     ------------  ----------
Current assets:
   Cash and cash equivalents ........................   $  3,590    $  1,829
   Marketable securities ............................      8,850      16,337
   Trade accounts receivable, net of allowance for
    doubtful accounts of  $1,265 and $458 ...........      3,713       6,193
   Inventories ......................................      3,994       7,542
   Income tax refund receivable .....................        271       1,240
   Receivable from affiliate ........................         --           3
   Assets held for disposition ......................      5,568       6,265
   Other current assets .............................        173       1,612
                                                        --------    --------
Total current assets ................................     26,159      41,021

Property and equipment, net .........................      2,041       1,933

Other assets:
   Goodwill, net of accumulated
    amortization of $1,349 and $763 .................     10,375      10,961
   Intangible assets, net of accumulated
    amortization of $5 and $172 .....................         42         239
   Assets held for disposition ......................      1,028         516
   Other ............................................         --         471
                                                        --------    --------
Total other assets ..................................     11,445      12,187

                                                        --------    --------
Total ...............................................   $ 39,645    $ 55,141
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ...........................   $  1,343    $  2,408
   Payable to affiliate .............................         60          --
   Accrued expenses and other .......................      4,213       2,779
                                                        --------    --------
Total current liabilities ...........................      5,616       5,187

Commitments and contingencies .......................         --          --

Stockholders' equity:
 Common Stock, $.001 par value (50,000,000 shares
  authorized, 12,041,945 and 12,264,446 shares issued
  and outstanding) ..................................         12          12
 Additional paid-in capital .........................     56,623      57,585
 Accumulated deficit ................................    (22,342)     (7,379)
 Note receivable from affiliate (former parent) .....       (264)       (264)
                                                        --------    --------
Total stockholders' equity ..........................     34,029      49,954

                                                        --------    --------
Total ...............................................   $ 39,645    $ 55,141
                                                        ========    ========

See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                      Consolidated Statements of Operations
                For the Years Ended July 31, 2001, 2000, and 1999
                  (Dollars in thousands, except per share data)

                                                                 Year Ended July 31,
                                                           -------------------------------
                                                             2001       2000       1999
                                                           ---------  ---------  ---------
         Net revenues....................................  $ 20,184   $29,705    $27,188
         Cost of revenues................................     9,111    14,001     13,708
         Special charges.................................     1,985         -          -
                                                           ---------  ---------  ---------
              Gross profit...............................     9,088    15,704     13,480

         Operating expenses:
           Selling, general and administrative...........    14,380    15,283      9,545
           Research and development......................     4,340     3,914      2,334
           Amortization of goodwill......................       586       586        177
           Special charges...............................     4,714         -          -
                                                           ---------  ---------  ---------
              Total operating expenses...................    24,020    19,783     12,056

         Income (loss) from operations...................   (14,932)   (4,079)     1,424

         Interest expense................................         -       211        429
         Interest income.................................      (783)     (759)         -
         Other (income) expense, net.....................       214       971         15
                                                           ---------  ---------  ---------
         Income (loss) from continuing operations
          before income tax benefit......................   (14,363)   (4,502)       980

         Income tax benefit..............................       (45)   (1,193)        (9)
                                                           ---------  ---------  ---------
         Income (loss) before discontinued operations
          and extraordinary item.........................   (14,318)   (3,309)       989

         Income (loss) from discontinued operations,
          Net of income tax effect.......................      (645)      497      1,166

         Extraordinary loss from early extinguishment
          of debt, net of income tax benefit.............         -      (187)         -
                                                           ---------  ---------  ---------
         Net income (loss) and comprehensive
          income (loss)..................................  $(14,963)  $(2,999)    $2,155
                                                           =========  =========  =========

         Net income (loss) per common share:
          Basic:
           Income (loss) before discontinued
            operations and extraordinary item............  $  (1.19)  $ (0.33)    $ 0.20
           Income (loss) from discontinued operations....     (0.05)     0.05       0.23
           Extraordinary loss............................         -     (0.02)         -
                                                           ---------  ---------  ---------
             Net income (loss) per common share..........  $  (1.24)  $ (0.30)   $  0.43
                                                           =========  =========  =========
         Net income (loss) per common share Diluted:
           Income (loss) before discontinued
            operations and extraordinary item............  $  (1.19)  $ (0.33)    $ 0.15
           Income (loss) from discontinued operations....     (0.05)     0.05       0.18
           Extraordinary loss............................         -     (0.02)         -
                                                           ---------  ---------  ---------
             Net income (loss) per common share..........  $  (1.24)  $ (0.30)     $0.33
                                                           =========  =========  =========

         See notes to consolidated financial statements.

                eOn Communications Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Years Ended July 31, 2001, 2000, and 1999
                             (Dollars in thousands)

                                                                                 Year Ended July 31,
                                                                           -----------------------------
                                                                              2001      2000     1999
                                                                           ---------  -------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................   $(14,963)  $(2,999)   $2,155
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  (Income) loss from discontinued operations...........................        645      (497)   (1,166)
  Depreciation and amortization........................................      1,691     1,328       510
  Extraordinary loss on early extinguishment of debt...................          -       187         -
  Provision for the allowance for doubtful accounts....................        986       193       415
  Loss on sales/write-off of property and equipment....................      1,075         6         9
  Loss on investments..................................................         87       752        67
  Changes in net assets and liabilities (net of effects
   of acquisition and discontinued operations):
     Trade accounts receivable.........................................      1,494     1,310    (1,879)
     Accounts receivable from/payable to affiliates....................         63      (129)       11
     Inventories.......................................................      3,548    (3,204)    1,281
     Other assets......................................................      1,527      (538)     (273)
     Trade accounts payable............................................     (1,065)   (2,024)    1,027
     Accrued expenses and other........................................      1,434       756       228
     Income taxes payable (refund receivable)..........................        969    (3,169)      518
                                                                           ---------  ---------  ---------
   Net cash provided by (used in) operating activities.................     (2,509)   (8,028)    2,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business acquisition..............................          -         -     3,l26
  Purchases of property and equipment..................................     (2,086)   (1,357)     (720)
  Purchases of intangible assets.......................................         (5)       (3)      (77)
  Repayments of notes receivable from employees........................          -        73        65
  Sales of available for sale securities...............................     17,633    31,235         -
  Purchases of available for sale securities...........................     (9,850)  (47,868)        -
                                                                           ---------  ---------  ---------
   Net cash provided by (used in) investing activities.................      5,692   (17,920)    2,394

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving line of credit...........          -    (2,825)      472
  Increase (decrease) in checks outstanding............................          -      (156)      100
  Repayments of long-term debt.........................................          -    (2,314)        -
  Repayment of note payable to related party...........................          -         -      (250)
  Repayment of note payable to parent company..........................          -         -      (100)
  Collection (issuance) of note receivable
   from affiliate/former parent........................................          -       420    (2,600)
  Proceeds from offering...............................................          -    32,774         -
  Repurchase of common stock...........................................     (1,296)        -         -
  Issuances of common stock from company plans.........................        334         7         -
  Deferred offering costs..............................................          -     1,119    (1,119)
                                                                           ---------  ---------  ---------
   Net cash provided by (used in) financing activities.................       (962)   29,025    (3,497)

Cash from discontinued operations......................................       (460)   (3,051)        -

                 eOn Communications Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                For the Years Ended July 31, 2001, 2000, and 1999

                                                         Year Ended July 31,
                                                      ------------------------
                                                       2001     2000     1999
                                                      ------   ------   ------
Net increase in cash and cash equivalents .........    1,761       26    1,800
Cash and cash equivalents, beginning of year ......    1,829    1,803        3
                                                      ------   ------   ------
Cash and cash equivalents, end of year ............   $3,590   $1,829   $1,803
                                                      ======   ======   ======
Supplemental cash flow information:
 Interest paid ....................................   $    -   $  818   $  476
 Income taxes paid ................................        -    1,672      110

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

  On February 24, 1999, the Company's Board of Directors declared a dividend of $2,216,514 payable to the stockholders of record on February 26, 1999. Approximately $1,957,000 of the dividend was payable upon certain events occurring in the future. The remaining amount of the dividend declaration relates to the distribution of a non -interest bearing note receivable from an officer/director to Cortelco Systems Holding Corporation ("CSHC"). On April 8, 1999, prior to the merger discussed in Note 1, Cortelco Systems Puerto Rico ("CSPR") declared a dividend of $700,000 payable to the stockholder (CSHC) of record on April 8, 1999. The dividends have been reflected in the financial statements as if declared on July 31, 1998.

  On April 5, 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note receivable balance.


See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                For the Years Ended July 31, 2001, 2000, and 1999
                             (Dollars in thousands)

                                                                                                           Note
                                                                                                       Receivable
                                                                                                          From           Total
                                    Preferred Stock         Common Stock      Additional               Affiliate/   Stockholders'
                                   ------------------   -------------------     Paid-In   Accumulated    Former         Equity
                                     Shares    Amount     Shares     Amount     Capital     Deficit      Parent        (Deficit)
                                   ----------  ------   ----------  -------   ----------  -----------  ----------   -------------
Balance at July 31, 1998                    -       -    3,920,252        4       8,324       (6,535)      (3,184)        (1,391)

Issuance of common stock
 to acquire business                        -       -    3,969,680        4      16,796            -            -         16,800
Capital contribution from
 parent                                     -       -            -        -       1,528            -            -          1,528
Conversion of debt to
 preferred stock                    1,463,206     660            -        -           -            -            -            660
Shares exchanged for
 note retirement                            -       -     (250,000)       -      (2,500)           -        2,500              -
Loan to affiliate (former
 parent)                                    -       -            -        -           -            -       (2,600)        (2,600)
Net income and
 comprehensive income                       -       -            -        -           -        2,155            -          2,155
                                   ----------   -----   ----------  -------    --------   ----------   ----------   ------------
Balance at July 31, 1999            1,463,206     660    7,639,932        8      24,148       (4,380)      (3,284)        17,152

Collection of note from
 former parent                              -       -            -        -           -            -          420            420
Conversion of preferred
 stock to common stock             (1,463,206)   (660)   1,434,894        1         659            -            -              -
Issuance of common stock
 in the offering                            -       -    3,180,000        3      32,771            -            -         32,774
Note receivable distributed
 in payment of dividend
 payable                                    -       -            -        -           -            -        2,600          2,600
Exercise of stock options                   -       -        9,620        -           7            -            -              7
Net income (loss) and
 comprehensive income (loss)                -       -            -        -           -       (2,999)           -         (2,999)
                                   ----------   -----   ----------  -------    --------   ----------   ----------   ------------
Balance at July 31, 2000                    -       -   12,264,446       12      57,585       (7,379)        (264)        49,954

Repurchase of common stock                  -       -     (431,500)       -      (1,296)           -            -         (1,296)
Exercise of stock options                   -       -       82,972        -          82            -            -             82
Issuances from employee
 stock purchase plan                        -       -      126,027        -         252            -            -            252
Net income (loss) and
 comprehensive income (loss)                -       -            -        -           -      (14,963)           -        (14,963)
                                   ----------   -----   ----------  -------    --------   ----------   ----------   ------------
Balance at July 31, 2001                    -   $   -   12,041,945      $12    $ 56,623   $  (22,342)    $   (264)    $   34,029
                                   ==========   =====   ==========  =======    ========   ==========   ==========   ============

See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Years Ended July 31, 2001, 2000, and 1999

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Description of Business - eOn Communications Corporation (the "Company" or "eOn") designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations. These activities constitute one segment.

    Basis of Presentation - The consolidated financial statements of eOn include the accounts of its wholly-owned subsidiary, eOn Communications Corporation of Colorado (formerly BCS Technologies, Inc.) which was acquired April 12, 1999, for the period April 12, 1999 through July 31, 2001. All significant intercompany balances and transactions have been eliminated.

The Company also has a wholly-owned subsidiary, Cortelco Systems Puerto Rico, Inc. ("CSPR"), based in San Juan Puerto Rico. On August 28, 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. Therefore, the assets, liabilities, results of operations and cash flows of this entity have been segregated and are reflected in the financial statements of eOn as a discontinued operation for all periods and the Company's financial statements have been restated to conform to the discontinued operations presentation. See Footnote 3 for additional information.

The Company is also affiliated with the following entities through common stockholder ownership:

    Cortelco Systems Holding Corporation ("CSHC")
    Cortelco International, Inc. ("CII", subsidiary of CSHC)
    Cortelco Puerto Rico, Inc. ("CPR", subsidiary of CSHC)
    Cortelco Canada ("CC", subsidiary of CSHC)

In April 1999, a series of transactions occurred whereby CSHC distributed the common stock of the Company to the CSHC stockholders and CPR formed a new wholly-owned subsidiary in the Commonwealth of Puerto Rico, CSPR, in contemplation of a merger between the Company and the newly formed subsidiary. Previous to the merger, CPR contributed substantially all of the operations and certain assets and liabilities to the newly formed CSPR. CPR retained certain real estate assets and the related mortgage note payable resulting in a capital contribution to the Company of $1,528,000. In April 1999, CPR transferred all issued and outstanding stock of CSPR to CSHC, the Company issued 553,880 shares of common stock to CSHC in exchange for the 100% interest in CSPR, and CSPR assumed the CPR Credit Facility. The business combination was between entities under common control as CSHC owned 100% of CSPR and 97% of the Company; therefore, the merger was accounted for in a manner similar to a pooling of interests and accordingly, all periods presented in the accompanying financial statements reflect the results of operations on an "as if pooled" basis. The common stock issued to effect the business combination has been reflected as outstanding for all periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents - All highly liquid investments with a maturity
    -------------------------
of three months or less when purchased are considered to be cash equivalents.

    Marketable Securities - Marketable securities are classified as available
    ---------------------
for sale and are reported at fair value. Unrealized holding gains and losses, if any, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method. During 2001 and 2000, the Company determined that other-than temporary impairment had occurred relating to an equity investment. The cost basis of the security was written down, and losses of $87,000 and $752,000, respectively, were recognized.

     Inventories - Inventories are valued at the lower of cost or market. Cost
     -----------
is determined by the last-in, first out ("LIFO") method for approximately 55% and 60% of the inventories at July 31, 2001 and 2000, respectively. The first-in, first-out ("FIFO") method is principally used for the remainder.

     Property and Equipment - Property and equipment are stated at cost.
     ----------------------
Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally five to thirty years.

     Goodwill - Goodwill represents the cost in excess of the fair value of net
     --------
assets acquired. These costs are being amortized on a straight line basis over twenty years. The Company reviews the carrying value for impairment based on undiscounted cash flows whenever events or changes in circumstances occur which might indicate that the amount might not be recoverable.

     Intangible Assets - Intangible assets primarily represent costs incurred to
     -----------------
acquire and/or establish patents, trademarks, and software technology. These costs are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. The amortization period begins with the initial introduction of the underlying product to the market in order to properly match revenue and expense. The Company reviews the carrying value of intangible assets for impairment by comparing the net book value of such assets to the future undiscounted cash flows attributable to such assets whenever events or changes in circumstances occur which might indicate that the carrying amount might not be recoverable. If impairment is indicated, the carrying amount of the asset is written down to fair value.

     Deferred Financing Costs - Deferred financing costs represent costs
     ------------------------
associated with the issuance of debt. These costs are amortized using the effective interest method over the life of the related debt issue.

     Product Warranties - The Company provides the customer with a warranty from
     ------------------
the date of purchase. Estimated warranty obligations are recorded based on actual claims experience.

     Income Taxes - Deferred income taxes reflect the net tax effects of
     ------------
temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to the distribution of the Company's common stock to the CSHC stockholders, the Company's results were included in the consolidated U.S. income tax return of CSHC. The consolidated provision or benefit was allocated proportionately between the subsidiaries of CSHC based on the contribution of each company in the consolidated federal tax return as if each company calculated its tax on a separate return basis. Income taxes are not provided on the unremitted earnings of the Company's foreign subsidiaries and foreign joint ventures since it is the Company's intention to continue to reinvest these earnings.

     Revenue Recognition - Revenues from our eQueue communications server
     -------------------
products are recognized upon completion of installation when they are sold directly to end users due to the customized nature of each installation. Revenues are recognized upon shipment for products shipped to dealers and for our Millennium products sold to end-users. Net revenues are comprised of sales reduced by related sales allowances.

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarized the staffs' various views in applying generally accepted accounting principles to revenue recognition in financial statements. Management has evaluated the Company's revenue recognition policies and concluded that they comply with this SAB, as revenues are only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.

     Medical Care and Disability Benefit Plans - The Company is self-insured
     -----------------------------------------
with respect to the medical and disability benefits offered to substantially all employees. These costs are charged against earnings in the period in which claims are incurred. The Company does not provide benefits to retired employees.

     Earnings Per Share - The Company follows Statement of Financial Accounting
     ------------------
Standard ("SFAS") No. 128, "Earnings Per Share"," which requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued.

     Reverse Stock Split - On February 24, 1999, the Company's board of
     -------------------
directors authorized a 1-for-10 reverse stock split of its common and preferred stock effective for stockholders of record on March 1, 1999. The Company's board of directors also approved an amendment to the Company's certificate of incorporation to decrease the authorized common and preferred shares to 50,000,000 and 10,000,000, respectively, and to increase the par value per common share from $.0001 to $.001. Shares outstanding and all per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

     Fair Value of Financial Instruments - The carrying amounts of financial
     -----------------------------------
instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to the short term nature of the instruments.

     Estimates - The preparation of financial statements in conformity with
     ---------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income - In June 1997, the Financial Accounting Standards
     --------------------
Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the years ended July 31, 2001, 2000, and 1999, net income (loss) equaled comprehensive income (loss).

     New Accounting Standards - In July 2001, the FASB issued SFAS No. 141,
     ------------------------
Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management plans to adopt SFAS 142 effective August 1, 2001, and is currently evaluating the impact that adoption will have on our results of operations. Goodwill amortization for fiscal year 2001 approximated $586,000.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

   In June 1998, the FASB issued SFAS No .133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on the Company's results of operations or financial position.

3. DISCONTINUED OPERATIONS / SUBSEQUENT EVENTS

On August 28, 2001, the Board of Directors of the Company approved a plan to spin-off CSPR, its wholly-owned Caribbean/Latin America service and distribution subsidiary, as an independent entity headquartered in San Juan, Puerto Rico. To accomplish the spin-off , the Company intends to declare a special dividend of the shares of CSPR to its stockholders. A spin-off would not take place until the stock of CSPR is registered with the Securities and Exchange Commission, and all other applicable legal requirements are met. It is currently anticipated that this will occur during the latter half of fiscal year 2002.

The Company's financial statements have been restated to reflect the Caribbean / Latin America subsidiary as a discontinued operation for all periods presented. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. The assets held for disposition are primarily comprised of accounts receivable, inventory, and fixed assets, net of liabilities.

Operating results of the discontinued operations are as follows:

                                                 Year ended July 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -------------   ----------
                                                    (In thousands)

Net sales                              $19,906         $20,733         $15,186
                                      =========       =========      ==========
Earnings (loss) before income
    taxes and extraordinary loss          (645)            527           1,258
Income tax expense                           -              30              92
                                      ---------       ---------      ----------
Net earnings (loss) from
    discontinued operations            $  (645)        $   497         $ 1,166
                                      =========       =========      ==========
Net earnings (loss) per share:

       Basic                           $ (0.05)        $  0.05         $  0.23
       Diluted                         $ (0.05)        $  0.05         $  0.18


4. SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter, the Company made the decision to consolidate the majority of our functions to our Atlanta headquarters, which resulted in additional charges of $4,500,000. Major components of this plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company's headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2001. The remaining components of the plan, which relate to the outsourcing of our manufacturing operations and obtaining tenants for leased space, are expected to be completed by July 31, 2002.

As a result of the adoption of the restructuring plan, the Company recognized special charges of $4,714,000 in our operating expenses. Approximately $1,222,000 of this charge related to employee termination benefits for 78 employees. During fiscal year 2001, the Company terminated 73 of the 78 employees and paid $597,000 in termination benefits. These reductions took place in all major functions and at all locations. At July 31, 2001, the remaining amount of employee termination benefits recorded as a current liability was approximately $625,000.

The special charge in operating expenses also included $1,968,000 for the expected costs associated with excess space at the Company's locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario and $1,248,000 in asset impairments, primarily related to the write-off of previously capitalized leasehold improvements. The excess space and asset impairments resulted from the Company's relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. During fiscal year 2001, the Company paid $363,000 for excess space costs. At July 31, 2001, the remaining amount of expected costs for vacant and excess facilities was approximately $1,605,000. The remaining $276,000 in special charges recorded in operating expenses primarily related to costs incurred to relocate employees and equipment to our Atlanta headquarters, of which $42,000 was recorded as a liability as of July 31, 2001.

In connection with restructuring plan, the Company also recognized special charges of $1,985,000 in cost of revenues during the year. These charges were made to write-down inventory to net realizable value, determined based upon estimated proceeds from disposal, in connection with the discontinuance of the sales of certain third-party products, as well as the Company's manufacturing outsourcing initiatives.

5.  THE OFFERING

On February 4, 2000, the Company completed the initial public offering of 2,790,000 shares of common stock at a price of $12.00 per share resulting in proceeds to the Company, net of underwriting commissions and discounts and offering costs, of $28,400,000. On February 17, 2000, the underwriters exercised their over-allotment right resulting in the issuance of an additional 390,000 shares of common stock and additional proceeds to the Company totaling $4,400,000. Simultaneous with the offering, all of the shares of the Company's Series A convertible preferred stock were converted into shares of the Company's common stock on a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock. The Company used the net proceeds from the offering to repay $2,800,000 of outstanding principal and interest on 8% subordinated notes due in 2002 and $3,600,000 of outstanding indebtedness under a revolving credit facility and for working capital and general corporate purposes. In connection with the repayment of debt, the Company recognized an extraordinary loss of $187,000, net of income tax benefit of $97,000 related to the early extinguishment of debt.

6.  ACQUISITION OF BCS TECHNOLOGIES, INC.

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

7.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

8.  MARKETABLE SECURITIES

Marketable securities consists of the following:

                                     July 31, 2001              July 31, 2000
                              -------------------------  --------------------------
                                 Cost      Market value     Cost       Market Value
                              -----------  ------------  ------------  ------------
(In thousands) ..............
Municipal bonds ............. $    7,700   $     7,700   $    16,250   $    16,250
Certificates of deposit......      1,150         1,150             -             -
Equity securities ...........          -             -            87            87
                              -----------  -----------   -----------   -----------
 Total                        $    8,850   $     8,850   $    16,337   $    16,337
                              ===========  ===========   ===========   ===========

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 25-35 years. Due to the fact that these investemnts have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2001 or 2000. The Company has classified the municipal bonds as available for sale investments, while the certificates of deposits are classified as held to maturity.

The Company has pledged a $750,000 certificate of deposit to secure a standby letter of credit associated with the Memphis facility. The Company anticipates that it will find a party to assume the lease on the Memphis facility within the next year and that the letter of credit will be terminated. Accordingly, the Company has classified the certificate of deposit as a current asset.

9.  INVENTORIES

Inventories consist of the following:
                                                          2001        2000
                                                       ----------  ----------
                                                            (In thousands)

Raw materials and purchased components ..............  $     304   $   1,460
Finished goods ......................................      3,738       6,130
LIFO reserve ........................................        (48)        (48)
                                                       ----------  ----------
 Total inventories                                     $   3,994   $   7,542
                                                       ==========  ==========

In 1999, the liquidation of LIFO inventories decreased cost of revenues and therefore increased the net income from continuing operations before taxes by $40,000.

10. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                2001            2000
                                           --------------  --------------
                                                  (In thousands)

Leasehold improvements .................   $      287      $      314
Equipment ..............................        3,596           2,817
Furniture and fixtures .................          784             525
                                           --------------  --------------
 Total .................................        4,667           3,656
Less accumulated depreciation ..........       (2,626)         (1,723)
                                           --------------  --------------
 Property and equipment, net ...........   $    2,041       $   1,933
                                           ==============  ==============

Depreciation expense was $903,000, $534,000 and $196,000 for 2001, 2000, and
1999, respectively.

11. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

                                                           2001            2000
                                                      --------------  --------------
                                                              (In thousands)
Employee compensation ............................    $         435   $       418
Commissions ......................................              128           230
Vacation .........................................              251           361
Deferred income ..................................              257           939
Employee withholdings ............................               39           221
Special charges ..................................            2,230             -
Other ............................................              873           610
                                                       -------------  --------------
 Total ...........................................    $       4,213   $     2,779
                                                      ==============  ==============

12. LEASE COMMITMENTS

The Company leases its primary warehouse and office facilities, as well as certain office equipment under operating leases.

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2001:

Year Ending                                                           (In thousands)
                                                                      ----------------
2002 .............................................................    $           854
2003 .............................................................                865
2004 .............................................................                862
2005 .............................................................                856
2006 .............................................................                923
Thereafter .......................................................              2,640
                                                                      ----------------
 Total ...........................................................    $         7,000
                                                                      ================

Rent expense for the years ended July 31, 2001, 2000, and 1999 totaled $754,000, $767,000, and $347,000, respectively, which included $146,000 in 2000 and $137,000 in 1999 charged by CII for the sharing of warehouse space.

13. INCOME TAXES

The income tax provision is summarized as follows:

                                           2001            2000            1999
                                      --------------  --------------  --------------
                                                      (In thousands)
 Continuing operations .............  $        (45)   $      (1,193)  $           (9)
 Discontinued operations ...........             -               30               92
 Extraordinary item ................             -              (97)               -
                                      --------------  --------------  --------------
       Total                                   (45)          (1,260)              83
                                      ==============  ==============  ==============

The components of income tax expense (benefit) for 2001, 2000, and 1999 attributable to continuing operations are as follows:

                                               2001            2000            1999
                                           --------------  --------------  --------------
                                                           (In thousands)
Current:
 Federal ...............................   $         (476) $       (1,402) $          415
 State .................................                -             (70)             22
                                           --------------  --------------  --------------
       Total current ...................             (476)         (1,472)            437

Deferred:
 Federal ...............................              386             250            (424)
 State .................................               45              29             (22)
                                           --------------  --------------  --------------
       Total deferred ..................              431             279            (446)

                                           --------------  --------------  --------------
Total income tax expense (benefit) . ...   $          (45) $       (1,193) $           (9)
                                           ==============  ==============  ==============

A reconciliation between the income tax expense (benefit) from continuing operations recognized in the Company's consolidated statement of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                     2001            2000           1999
                                                --------------  --------------  -------------
                                                                (In thousands)
Income tax at Federal statutory rate (35%) ..   $       (5,027) $       (1,530) $         333
State income taxes, net of federal benefit ..             (448)           (162)            22
Change in valuation allowance ...............            5,689             256           (471)
Amortization of goodwill ....................              205             205             62
Tax refunds recovered .......................             (476)              -              -
Other, net ..................................               12              38             45
                                                --------------  --------------  -------------
     Total income tax expense (benefit) .....   $          (45) $       (1,193) $          (9)
                                                ==============  ==============  =============

The deferred tax effects of the Company's principal temporary differences at July 31, 2001 and 2000 are as follows:

2001                                              Assets     Liabilities      Total
                                               ------------  ------------  ------------
                                                            (In thousands)
Allowance for doubtful receivables ..........  $        607  $          -  $        607
Inventories .................................           811             -           811
Basis difference in property and equipment ..           777             -           777
Accrued warranty costs ......................            87             -            87
Accrued expenses and other ..................            36             -            36
Accrued restructuring .......................           692             -           692
Net operating loss carryforwards ............         2,770             -         2,770
Capital loss carryforward ...................           298             -           298
Valuation allowance .........................        (6,078)            -        (6,078)
                                               ------------  ------------  ------------
     Total deferred asset (liability) .......  $          -  $          -  $          -
                                               ============  ============  ============

2000                                               Assets     Liabilities      Total
                                                ------------  ------------  ------------
                                                             (In thousands)
Allowance for doubtful receivables ..........   $       174   $         -   $       174
Inventories .................................            79             -            79
Basis difference in property and equipment ..             -           (91)          (91)
Accrued warranty costs ......................            49             -            49
Accrued expenses and other ..................           219             -           219
Net operating loss carryforwards ............           103             -           103
Capital loss carryforward ...................           285             -           285
Valuation allowance .........................          (389)            -          (389)
                                                ------------  ------------  ------------
 Total deferred asset (liability) ...........   $       520   $       (91)  $       429
                                                ============  ============  ============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets at July 31, 2001 and 2000.

At July 31, 2001, net operating loss carryforwards of approximately $7.6 million, which expire at various dates through July 2021, are available to reduce future taxable income.

14.  EQUITY INCENTIVE PLANS

The Company's Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

No grants were made under the 1997 Equity Incentive Plan during 2001 or 2000. The board of directors has declared that no future grants will be made under this plan. During 1999, 288,402 options were granted under this plan with exercise prices ranging from $.70 to $6.50 per share.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company's common stock for issuance under the 1999 Equity Incentive Plan. During 2001, 2000, and 1999, 754,383, 652,531 and 989,314 options, respectively, were issued under this plan with exercise prices ranging from $1.00 to $24.25 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company's common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. During 2001, 78,000 options were issued under this plan with exercise prices ranging from $0.84 - $1.00.

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company's common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a noncompensatory plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." During 2001, 126,027 shares of the Company's common stock were purchased by employees under this plan. No shares were purchased under this plan in fiscal year 2000 or 1999.

The status of the Company's stock option plans is summarized below:

                                             2001                  2000                   1999
                                     --------------------   --------------------    -------------------
                                                 Weighted               Weighted               Weighted
                                                 Average                Average                Average
                                      Number of Exercise    Number of   Exercise    Number of  Exercise
                                       Shares     Price       Shares     Price       Shares     Price
                                     ----------  --------   ----------  --------   ----------  --------
Outstanding, beginning of year        1,780,344  $  7.13     1,408,093  $ 8.30        139,311  $  0.89

     Granted ......................     832,383     1.51       652,531    5.25      1,277,716     9.11
     Exercised ....................     (82,800)    1.00        (9,620)   0.72              -     0.00
     Cancelled ....................    (527,090)    8.43      (270,660)   8.89         (8,934)    8.17
                                     ----------  --------   ----------  --------   ----------  -------
Outstanding, end of year ..........   2,002,837  $  4.71     1,780,344  $ 7.13      1,408,093  $  8.30
                                     ==========  ========   ==========  ========   ==========  =======
Exercisable, end of year ..........     744,368  $  6.89       530,404  $ 6.55         85,368  $  2.62
                                     ==========  ========   ==========  ========   ==========  =======
Exercise price range ..............       $0.24-$24.25          $0.24-$24.25           $0.24 - $ 10.38

Options available for
 grant, end of year ...............     701,286                627,466              1,041,907

Weighted average grant date
 fair value of options
 granted during the year ..........  $     1.24             $     5.34             $     7.61


The following table summarizes information about the options outstanding as of July 31, 2001:

                          Options Outstanding           Options Exercisable
                 ----------------------------------  ------------------------
                              Weighted
                 Outstanding  Average      Weighted  Exercisable     Weighted
   Range of          at       Remaining    Average        at         Average
   Exercise        July 31,   Contractual  Exercise     July 31,     Exercise
    Prices          2001         Life       Price        2001         Price
---------------  -----------  -----------  --------  -------------  ---------
$0.00 -$5.00      1,347,499     8.4 years   $ 2.33       303,430      $ 3.10
$5.01 - $10.00      534,160     6.6 years   $ 9.02       366,270      $ 9.04
$10.01 - $15.00     108,823     7.8 years   $10.78        70,317      $10.95
$15.01 - $25.00      12,355     8.3 years   $24.25         4,351      $24.25
---------------  -----------  -----------  --------  -------------  ---------
                  2,002,837     7.9 years   $ 4.71       744,368      $ 6.89
                 ===========  ===========  ========  =============  =========

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for options granted at or above the fair market value of the underlying common stock. No compensation expense related to stock options was recorded during 2001, 2000, or 1999 as the option exercise prices were equal to or greater than the fair market value of the underlying common stock on the date of the grant. In addition, no compensation expense was recognized on any purchases of common stock under the Employee Stock Purchase Plan during the year. Had compensation expense been determined based upon fair values of the options at the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings per share would have been as follows:

                                               2001          2000          1999
                                           ------------  ------------  ------------
                                            (In thousands, except per share data)
Net income (loss):
     As reported ........................    $(14,963)     $(2,999)       2,155
     Pro forma ..........................     (16,478)      (5,234)       1,724
Earnings per share:
         As reported - basic ............    $  (1.24)     $ (0.30)      $ 0.43
         Pro forma - basic ..............    $  (1.37)     $ (0.53)      $ 0.34
         As reported - diluted ..........    $  (1.24)     $ (0.30)      $ 0.33
         Pro forma - diluted ............    $  (1.37)     $ (0.53)      $ 0.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2001          2000          1999
                                             ------------  ------------  ------------
Risk-free interest rate ..................       5.00%        6.00%         6.25%
Dividend yield ...........................          -            -             -
Expected volatility ......................         75%          75%           75%
Expected option life in years ............         10           10            10

15.  RELATED PARTIES

The following represent related party transactions:

                                                          Year Ended July 31,
                                                2001             2000             1999
                                           ---------------  ---------------  ---------------
                                                            (In thousands)
Purchases from ACT Manufacturing,
 affiliate through common ownership ...... $            -   $        13,571  $        8,835
Sales to ACT Manufacturing ...............              -               101             161
Sales to BCS prior to acquisition ........              -                 -             985
Purchases from CSHC and subsidiaries .....            985               444             283
Sales to CSHC and subsidiaries ...........              -               187             131

During fiscal 2001, management determined that ACT Manufacturing ("ACT") was not a related party due to the resignation of David Lee, eOn's Chairman, from the board of directors of ACT. Accordingly, purchases from and sales to ACT in fiscal 2001 are excluded from the disclosure above.

The following represent related party balances:

                                                                  July 31,
                                                          2001               2000
                                                    -----------------  ------------------
                                                               (In thousands)
Receivable from CSHC ..........................    $               -   $               66
Payable to CII ................................                    60                  63

In addition, at July 31, 1998 the Company had a $3,184,000 note receivable from CSHC that was reflected as a reduction of stockholder's equity in the accompanying financial statements. The note matures on or before December 31, 2002. During 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note balance. Additionally, the Company loaned the former parent $2,600,000. The loan is due and payable on demand and provides for interest at a rate equal to prime plus 1.5% (8.25% at July 31, 2001). During 2000, the Company received $420,000 in principal payments against the note receivable and distributed the $2,600,000 note to CSHC in payment of a dividend payable.

The accompanying financial statements for the year ended July 31, 1999, include revenues and expenses specifically identifiable with the Company as well as certain administrative costs incurred on behalf of CSHC and the consolidated group. The costs have been allocated using formulas including estimates of effort expended and sales, and management believes the allocation method to be reasonable. The financial statements may not necessarily reflect the results of operations of the Company had it been operated as a stand-alone entity. In fiscal 1999, eOn recognized management fee income of $53,000 from CSHC and subsidiaries.

16.  EMPLOYEE SAVINGS PLAN

Substantially all employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under
Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee's compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee's annual compensation and/or an amount determined by management. During 2001, 2000, and 1999, contributions allocated by the Company totaled $138,000, $85,000 and $21,000 respectively.

17.  COMMITMENTS AND CONTINGENCIES

At July 31, 2001, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,767,000.

During fiscal 2001, the Company issued a $750,000 letter of credit to the lessor of the Memphis, Tennessee facility under the terms of the lease agreement. The letter of credit permits the landlord to draw against it in the event the Company defaults on the lease agreement.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

18.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

                                                                       2001         2000         1999
                                                                     --------     --------     --------
                                                                   (In thousands, except per share data)
Basic earnings (loss) per share:
 Income (loss) before discontinued operations and
  extraordinary item ............................................    $(14,318)    $ (3,309)    $    989
 Weighted average shares outstanding - basic ....................      12,040        9,885        5,036
                                                                     --------     --------     --------
    Basic earnings (loss) per share before
      discontinued operations and extraordinary item.............    $  (1.19)    $  (0.33)    $   0.20
                                                                     ========     ========     ========

Diluted earnings (loss) per share:
Income:
 Income (loss) before discontinued operations and
  extraordinary item ............................................    $(14,318)    $ (3,309)    $    989
 Interest on 8% convertible subordinated debt ...................           -            -           38
                                                                     --------     --------     --------
 Income (loss) before discontinued operations and
  extraordinary item available to common
  shareholders ..................................................     (14,318)      (3,309)       1,027
Weighted average shares:
 Outstanding ....................................................      12,040        9,885        5,036
 Assumed conversion of convertible debt/
       preferred stock ..........................................           -            -        1,435
 Dilutive effect of stock options ...............................           -            -          180
                                                                     --------     --------     --------
 Weighted average shares outstanding - diluted ..................      12,040        9,885        6,651
                                                                     --------     --------     --------
    Diluted earnings (loss) per share before
      discontinued operations and extraordinary item ............    $  (1.19)    $  (0.33)    $   0.15
                                                                     ========     ========     ========

Potential common shares related to options outstanding at July 31, 2001 to purchase 2,002,837 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the year ended July 31, 2001 because their inclusion would have had an antidilutive effect.

Potential common shares related to the assumed conversion of 1,463,206 shares of preferred stock prior to the offering and options outstanding at July 31, 2000 to purchase 1,780,344 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the year ended July 31, 2000 because their inclusion would have had an antidilutive effect on earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on December 19, 2001 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001, are incorporated herein by reference in response to this item.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A)     (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

     - Independent Auditors' Report
     - Consolidated Balance Sheets as of July 31, 2001 and 2000
     - Consolidated Statements of Operations for the Years Ended July 31, 2001, 2000, and 1999
     - Consolidated Statements of Cash Flows for the Years Ended July 31, 2001, 2000, and 1999
     - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended July 31, 2001, 2000, and 1999
     - Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules

The following financial statement schedule is included in this report:

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)  Reports on Form 8-K

None

(C)  Exhibits

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

EON COMMUNICATIONS CORPORATION

Date: October 29, 2001                      By /s/ Lanny N. Lambert
                                            -----------------------
                                            Lanny N. Lambert, Vice President,
                                            Chief Financial Officer, Secretary
                                            (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                    Title                                   Date
-------------------------------------     -----------------------------------    -----------------------------------
/s/ Troy E. Lynch                         President, Chief Executive                      October 29, 2001
-----------------
Troy E. Lynch                             Officer (Principal Executive
                                          Officer)
/s/ Lanny N. Lambert                      Vice President, Chief Financial                 October 29, 2001
--------------------
Lanny N. Lambert                          Officer, Secretary (Principal
                                          Financial Officer)

/s/ Thomas G. Bevan                       Vice President, Chief Marketing                 October 29, 2001
-------------------
Thomas G. Bevan                           Officer

/s/ David S. Lee                          Chairman                                        October 29, 2001
----------------
David S. Lee

/s/ Stephen R. Bowling                    Director                                        October 29, 2001
----------------------
Stephen R. Bowling

/s/ Robert P. Dilworth                    Director                                        October 29, 2001
----------------------
Robert P. Dilworth

/s/ W. Frank King                         Director                                        October 29, 2001
-----------------
W. Frank King

/s/ Jenny Hsui Theleen                    Director                                        October 29, 2001
----------------------
Jenny Hsui Theleen

                 eOn Communications Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

Column A                 Column B            Column C        Column D   Column E
--------------------------------------------------------------------------------------
                                            Additions
                                      --------------------
                         Balance at   Charged to  Charged                   Balance
                         Beginning    Costs and   to Other                   at End
                         of Period    Expenses    Accounts   Deductions    of Period

                        ------------  ----------  --------  ------------  ------------
1999:

Allowance for doubtful
 accounts and sales
 allowance              $   494,908   $ 262,931   $     -   $   155,091   $   602,748
Warranty reserve            181,214      80,903         -       122,993       139,124

2000:

Allowance for doubtful
 accounts and sales
 allowance                  602,748     192,619         -       337,695       457,672
Warranty reserve            139,124      91,578         -        99,794       130,908

2001:

Allowance for doubtful
 accounts and sales
 allowance                  457,672     986,057         -       178,594     1,265,135
Warranty reserve            130,908     428,370         -       338,726       220,552

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

10.8*#   eOn's 1999 Equity Incentive Plan and related documents.

10.9# Separation Agreement, dated as of February 19, 2001, by and between eOn and Robert R. Cash

21*      Subsidiaries of Registrant.

23       Consent of Deloitte & Touche LLP.

------------------
(*) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.

(#)  Executive compensation plan or arrangement filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.