Form 10-K405/A
period 2001-07-31
EON COMMUNICATIONS CORP
filed 2001-12-14
CIK 1084752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ______________________________________

                                   FORM 10-K/A

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     This form 10-K/A amends the Company's Form 10-K filed on October 29, 2001 to correct the quarterly financial data table for fiscal year 2001. Specifically, the `loss before discontinued operations and extraordinary item" was incorrect for the first, second, and third quarters of fiscal 2001.

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

RESULTS OF OPERATIONS

     The following table presents our operating ratios for fiscal years 2001, 2000, and 1999:

                                                                                Year Ended July 31,
                                                                       -------------------------------------
                                                                         2001          2000          1999
                                                                       ---------     ---------     ---------
Net revenues......................................................        100.0%        100.0%        100.0%
Cost of revenues .................................................         45.1%         47.1%         50.4%
Special charges ..................................................          9.8%          0.0%          0.0%
                                                                       --------      --------      --------
Gross margin .....................................................         45.1%         52.9%         49.6%
Operating expenses:
  Selling, general, and administrative ...........................         71.2%         51.4%         35.1%
  Research and development .......................................         21.5%         13.2%          8.6%
  Amortization of goodwill .......................................          2.9%          2.0%          0.7%
  Special charges ................................................         23.4%          0.0%          0.0%
                                                                       --------      --------      --------
Total operating expenses .........................................        119.0%         66.6%         44.4%
                                                                       --------      --------      --------
Income (loss) from operations ....................................        (73.9%)       (13.7%)         5.2%
Interest (income) expense, net ...................................         (3.9%)        (1.8%)         1.6%
Other (income) expense, net ......................................          1.1%          3.3%          0.0%
                                                                       --------      --------      --------
Income (loss) from continuing operations before
     income taxes ................................................        (71.1%)       (15.2%)         3.6%
Income tax expense (benefit) .....................................         (0.2%)        (4.0%)         0.0%
                                                                       --------      --------      --------
Income (loss) before discontinued operations and
     extraordinary item ..........................................        (70.9%)       (11.2%)         3.6%

Income (loss) from discontinued operations, net of tax ...........         (3.2%)         1.7%          4.3%
Extraordinary loss from early extinguishment of debt,
     net of tax ..................................................          0.0%         (0.6%)         0.0%
                                                                       --------      --------      --------
Net income (loss) ................................................        (74.1%)       (10.1%)         7.9%
                                                                       ========      ========      ========

The following discussion provides information about the Company's continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 - Discontinued Operations/Subsequent Events in the notes to the consolidated financial statements).

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

     The following table provides detail about the special charges recorded during fiscal year 2001and the associated liabilities at July 31, 2001:

                                                                                 July 31, 2001
                              Charges     Expenditures    Other Adjustments    Liability Balance
                            -----------   -------------   ------------------  -------------------
Inventory charges             $  1,985       $      -         $  (1,985) (1)          $         -
Termination benefits          $  1,222       $   (597)        $       -               $       625
Excess facilities cost           1,968           (363)                -                     1,605
Asset impairments                1,248              -            (1,248) (2)                    -
Relocation costs                   276           (234)                -                        42
                             ---------    -----------     ------------------        -------------
     Total                    $  6,699       $ (1,194)        $  (3,233)              $     2,272
                            ==========    ===========     ==================        =============

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management has determined that the adoption of SFAS No. 141 will not have a material impact on our results of operations. Management plans to adopt SFAS No. 142 effective August 1, 2001, and is currently evaluating the impact that adoption will have on our results of operations. Goodwill amortization for fiscal year 2001 approximated $586,000.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended July 31, 2001 and 2000 is summarized as follows:

2001                                                  First        Second         Third        Fourth
                                                     Quarter       Quarter       Quarter      Quarter(3)
                                                     -------       -------       -------      ---------
                                                                        (In thousands)
Net revenues (1).............................        $ 6,312       $ 4,010       $ 4,863      $ 4,999
Gross profit (1).............................          3,420         1,151         2,787        1,730
Income (loss) before discontinued operations
 and extraordinary item (1)..................         (1,198)       (5,308)       (1,230)      (6,582)
Net income (loss)............................         (1,157)       (6,293)       (1,360)      (6,153)

Income (loss) before discontinued operations
 and extraordinary item per common share (1):
   Basic.....................................        $ (0.10)      $ (0.44)      $ (0.10)     $ (0.55)
   Diluted...................................        $ (0.10)      $ (0.44)      $ (0.10)     $ (0.55)
Net income loss per common share:
   Basic.....................................          (0.09)        (0.53)        (0.11)       (0.51)
   Diluted...................................          (0.09)        (0.53)        (0.11)       (0.51)

2000                                                       First         Second       Third        Fourth
                                                          Quarter        Quarter     Quarter      Quarter
                                                          -------        -------     -------      -------
                                                                           (In thousands)
Net revenues (1)...................................       $   9,891      $   7,275   $   7,032    $   5,507
Gross profit (1)...................................           5,113          3,692       4,133        2,766
Income (loss) before discontinued operations
 and extraordinary item (1)........................             269           (583)     (1,291)      (1,704)
Net income (loss)..................................             335           (373)     (1,571)      (1,390)

Income (loss) before discontinued operations
 and extraordinary item per common share (1):
   Basic (2).......................................       $    0.04      $   (0.08)  $   (0.11)   $   (0.14)
   Diluted (2).....................................       $    0.03      $   (0.08)  $   (0.11)   $   (0.14)
Net income loss per common share:
   Basic (2).......................................            0.04          (0.05)      (0.13)       (0.11)
   Diluted (2).....................................            0.04          (0.05)      (0.13)       (0.11)

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

EON COMMUNICATIONS CORPORATION

Date: December 14, 2001                    By /s/ Lanny N. Lambert
                                           ====================================
                                           Lanny N. Lambert, Vice President,
                                           Chief Financial Officer, Secretary
                                           (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                       Title                                     Date
----------------------------------       -----------------------------------      ------------------------
/s/ Troy E. Lynch                         President, Chief Executive                     December 14, 2001
=================                         Officer (Principal Executive
Troy E. Lynch                             Officer)
/s/ Lanny N. Lambert                      Vice President, Chief Financial                December 14, 2001
====================                      Officer, Secretary (Principal
Lanny N. Lambert                          Financial Officer)


/s/ Thomas G. Bevan                       Vice President, Chief Marketing                December 14, 2001
===================
Thomas G. Bevan                           Officer

/s/ David S. Lee                          Chairman                                       December 14, 2001
================
David S. Lee

/s/ Stephen R. Bowling                    Director                                       December 14, 2001
======================
Stephen R. Bowling

/s/ Robert P. Dilworth                    Director                                       December 14, 2001
======================
Robert P. Dilworth

/s/ W. Frank King                         Director                                       December 14, 2001
=================
W. Frank King

/s/ Jenny Hsui Theleen                    Director                                       December 14, 2001
======================
Jenny Hsui Theleen