Form 10-Q
period 2001-10-31
EON COMMUNICATIONS CORP
filed 2001-12-14
CIK 1084752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2001.

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

            4105 Royal Drive NW, Suite 100, Kennesaw, Georgia, 30144
                     (Address of principal executive office)

                                 (770) 423-2200

                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 11,981,866 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of October 31, 2001.
----------------------------------------------

                         EON COMMUNICATIONS CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 2001

                                      INDEX


                                                                                          Page
                                                                                          ----
Part I:  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of October 31, 2001 and
                         July 31, 2001 .................................................    3
                      Consolidated Statements of Operations for the Three Months
                         ended October 31, 2001 and 2000 ...............................    4
                      Consolidated Statements of Cash Flows for the Three Months
                         ended October 31, 2001 and 2000 ...............................    5
                      Notes to Consolidated Financial Statements .......................    6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ....................   10

             Item 3.  Qualitative and Quantitative Disclosure about Market Risk ........   15


Part II:  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K .................................   16

Signatures .............................................................................   16

                         EON COMMUNICATIONS CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         eOn Communications Corporation
                     Consolidated Balance Sheets (Unaudited)
                       October 31, 2001 and July 31, 2001
                             (Dollars in thousands)

                                                                   October 31,            July 31,
                                                                      2001                  2001
                                                                   -----------            --------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                     $     2,485            $  3,590
     Marketable securities                                               9,650               8,850
     Trade accounts receivable, net                                      3,404               3,713
     Inventories                                                         3,420               3,994
     Income tax refund receivable                                          271                 271
     Receivable from affiliate                                              32                  --
     Assets held for disposition                                         5,506               5,568
     Other current assets                                                  272                 173
                                                                   -----------            --------
          Total current assets                                          25,040              26,159
Property and equipment, net                                              1,908               2,041

Other assets:
     Goodwill, net                                                          --              10,375
     Intangible assets, net                                                 40                  42
     Assets held for disposition                                         1,025               1,028
                                                                   -----------            --------
          Total other assets                                             1,065              11,445
                                                                   -----------            --------
          Total                                                    $    28,013            $ 39,645
                                                                   ===========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                        $     1,598            $  1,343
     Accrued special charges                                             1,605               2,272
     Accrued expenses and other                                          1,607               1,941
     Payable to affiliate                                                   10                  60
                                                                   -----------            --------
          Total current liabilities                                      4,820               5,616
Commitments and contingencies                                               --                  --

Stockholders' equity:
     Common stock, $0.001 par value, (50,000,000 shares
      authorized, 11,981,866 and 12,041,945 shares
      issued and outstanding)                                               12                  12
     Additional paid-in capital                                         56,517              56,623
     Accumulated deficit                                               (33,072)            (22,342)
     Note receivable from affiliate (former parent)                       (264)               (264)
                                                                   -----------            --------
          Total stockholders' equity                                    23,193              34,029
                                                                   -----------            --------
          Total                                                    $    28,013            $ 39,645
                                                                   ===========            ========



                 See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended October 31, 2001 and 2000
                  (Dollars in thousands, except per share data)


                                                                      Three Months Ended
                                                                          October 31,
                                                                   ------------------------
                                                                      2001           2000
                                                                   ---------       --------
Net revenues                                                        $ 5,022        $ 6,312
Cost of revenues                                                      2,198          2,892
                                                                   ---------       --------
Gross profit                                                          2,824          3,420

Operating expenses:
     Selling, general, and administrative                             2,439          3,764
     Research and development                                           775          1,235
     Amortization of goodwill                                             -            147
                                                                   ---------       --------
Total operating expenses                                              3,214          5,146
                                                                   ---------       --------
Loss from operations                                                   (390)        (1,726)
Interest income                                                        (108)          (242)
Other expense (income), net                                               8             84
                                                                   ---------       --------
Loss from continuing operations before income tax benefit              (290)        (1,568)

Income tax benefit                                                        -           (370)
                                                                   ---------       --------
Loss before discontinued operations and cumulative effect of
  change in accounting principle                                       (290)        (1,198)

Income (loss) from discontinued operations, net of tax                  (65)            41
                                                                   ---------       --------
Loss before cumulative effect of change in accounting principle        (355)        (1,157)

Cumulative effect of change in accounting principle, net of tax     (10,375)             -
                                                                   ---------       --------
Net loss and comprehensive loss                                    $(10,730)       $(1,157)
                                                                   =========       ========

Net loss per common share
     Basic and Diluted:
        Net loss from continuing operations                          $(0.02)       $ (0.10)
        Discontinued operations, net of tax                           (0.01)          0.00
        Cumulative effect of change in accounting principle,
         net of tax                                                   (0.86)          0.00

                                                                     -------       --------
          Net loss per common share                                  $(0.89)       $ (0.09)
                                                                     =======       ========



                 See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended October 31, 2001 and 2000
                             (Dollars in thousands)


                                                                               Three Months Ended
                                                                                   October 31,
                                                                             ---------------------
                                                                               2001          2000
                                                                             ---------    --------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                                $(10,730)    $(1,157)
     Adjustments  to  reconcile net loss to net
       cash used in operating activities:
          (Income) loss from discontinued operations                               65         (41)
          Cumulative effect of change in accounting principle                  10,375           -
          Depreciation and amortization                                           188         369
          Provision for the allowance for doubtful accounts                         -         235
          Changes in net assets and liabilities (net of effects of
          discontinued operations):
               Trade accounts receivable                                          309      (1,348)
               Inventories                                                        574       1,474
               Other current assets                                               (99)       (284)
               Other non-current assets                                             -          67
               Trade accounts payable                                             255        (664)
               Receivable/payable to affiliate                                    (82)         49
               Accrued expenses and other                                        (281)       (249)
               Income taxes receivable/payable                                      -        (420)
               Accrued special charges                                           (667)          -
                                                                             ---------    --------
                    Net cash used in operating activities                         (93)     (1,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (53)     (1,325)
     Purchases of marketable securities                                          (800)          -
     Sales of marketable securities                                                 -       5,910
                                                                             ---------    --------
                    Net cash provided by (used in) investing activities          (853)      4,585

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                                 (203)     (1,083)
     Proceeds from ESPP and stock option exercises                                 44         181
                                                                             ---------    --------
                    Net cash used in financing activities                        (159)       (902)

Cash from discontinued operations                                                   -      (2,366)
                                                                             ---------    --------
Net decrease in cash and cash equivalents                                      (1,105)       (652)
Cash and cash equivalents, beginning of period                                  3,590       1,829
                                                                             ---------    --------
Cash and cash equivalents, end of period                                     $  2,485     $ 1,177
                                                                             =========    ========


                 See notes to consolidated financial statements.

                         eOn Communications Corporation
             Notes to Consolidated Financial Statements (Unaudited)
              For the Three Months Ended October 31, 2001 and 2000
                             (Dollars in thousands)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by eOn Communications Corporation ("eOn" or the "Company"). It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2001 and for all periods presented.

     The Company has a wholly-owned subsidiary, Cortelco Systems Puerto Rico, Inc. ("CSPR"), based in San Juan Puerto Rico. On August 28, 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. Therefore, the assets, liabilities, results of operations and cash flows of this entity have been segregated and are reflected in the financial statements of eOn as a discontinued operation for all periods and the Company's financial statements have been restated to conform to the discontinued operations presentation.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 2001 and 2000 and for each of the three years in the period ended July 31, 2001, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Note 4 provides additional discussion regarding the impact to the Company's financial statements as a result of adopting this statement.

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

2. DISCONTINUED OPERATIONS

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

     The Company's financial statements have been restated to reflect the Caribbean/Latin America subsidiary as a discontinued operation for all periods presented. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. The assets held for disposition are primarily comprised of accounts receivable, inventory, fixed assets, and goodwill, net of liabilities.

Operating results of the discontinued operations are as follows:

                                        Quarter ended October 31,
                                      ------------------------------
                                           2001           2000
                                      --------------  --------------
                                             (In thousands)
Net sales                               $ 3,752         $6,026
                                       =========       =========

Earnings (loss) before income taxes         (65)             41
Income tax expense                            -               -
                                       ---------       ---------
Net earnings (loss) from
  discontinued operations               $   (65)         $   41
                                       =========       =========
Net earnings (loss) per share:

     Basic and diluted                  $ (0.01)        $  0.00


3. SPECIAL CHARGES

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

The following table summarizes the activity relating to the special charges during the first quarter of fiscal 2002 and the associated liabilities at October 31, 2001:

                              July 31, 2001                                       October 31, 2001
                            Liability Balance Expenditures   Other Adjustments    Liability Balance
                            ----------------- ------------  -------------------  -------------------
Termination benefits          $    625          $   (404)        $       -           $       221
Excess facilities cost           1,605              (221)                -                 1,384
Relocation costs                    42               (42)                -                     -
                            ----------------- ------------  -------------------  -------------------
     Total                    $  2,272          $   (667)        $       -           $     1,605
                            ================= ============  ===================  ===================

4.  ACCOUNTING FOR GOODWILL

     In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No.142 on August 1, 2001, and ceased amortizing goodwill as of this date. The following table presents the pro-forma financial results for the three months ended October 31, 2000 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

          Reported net loss                                    $(1,157)
          Add back amortization of goodwill                        147
                                                               -------
          Adjusted net loss                                    $(1,010)
                                                               =======
          Reported basic and diluted net loss per share        $ (0.09)
          Add back goodwill amortization per share                0.01
                                                               -------
          Adjusted basic and diluted net loss per share        $ (0.08)
                                                               =======


     Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company's previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company's quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2001. The income tax effect of this change in accounting principle was $0.

5. LOSS PER SHARE

     The computations of basic and diluted loss per share were as follows:

                                                                 Three Months Ended
                                                                      October 31,
                                                           ------------------------------
                                                              2001               2000
                                                           --------------    ------------
                                                                (In thousands, except
                                                                   per share data)
Basic and diluted loss per share:

     Loss from continuing operations                         $ (290)             $(1,198)
     Weighted average shares outstanding - basic             12,017               12,213
                                                             ------               ------
     Basic loss from continuing operation                    $(0.02)              $(0.10)
                                                             ======               ======

     Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,818,426 and 1,930,242 options outstanding at October 31, 2001 and 2000, respectively.

6. INVENTORIES

     Inventories consist of the following:

                                                          October 31,            July 31,
                                                             2001                  2001
                                                          -----------            --------
                                                                    (In thousands)
Raw materials and purchased components                      $  359               $    304

Finished goods                                               3,109                  3,738

LIFO reserve                                                   (48)                   (48)
                                                          -----------            --------
          Total inventories                                $ 3,420               $  3,994
                                                          ===========            ========

7. CHANGES IN STOCKHOLDERS' EQUITY

     The following represents the changes in stockholders' equity for the three months ended October 31, 2001:

                                                          (In thousands, except share data)
                               ------------------------------------------------------------------------------------
                                     Common Stock      Additional                     Note              Total
                               ----------------------   Paid-in    Accumulated     Receivable        Stockholders'
                                 Shares      Amount     Capital      Deficit     from Affiliate        Equity
                               ----------  ----------   -------      -------     --------------    ----------------
Balance at July 31, 2001       12,041,945      $12      $56,623     $(22,342)            $(264)           $34,029

Net income (loss)
 andcomprehensive income
 (loss)                                 -        -            -      (10,730)                -            (10,730)

Repurchases of common stock      (234,500)       -         (203)           -                 -               (203)

Issuance of common stock
under employee stock plan          61,229        -           41            -                 -                 41

Issuance of common stock
under equity incentive plans      113,192        -           56            -                 -                 56

                               ----------      ---      -------     ---------           ------            -------
Balance at October 31, 2001    11,981,866      $12      $56,517     $(33,072)            $(264)           $23,193
                               ==========      ===      =======     =========           ======            =======

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

Overview

     We design, develop and market next-generation communications servers which integrate and manage voice, email and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations.

     We generally recognize revenues from our products upon shipment or completion of each element of a contract, as the products delivered are not functionally dependent on the Company providing services and there is adequate evidence of the fair value of the individual elements.

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

The following discussion provides information about the Company's continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 2 - Discontinued Operations in the notes to the consolidated financial statements).

Three Months Ended October 31, 2001 and 2000

     Net Revenues. Total revenues decreased 20.4% to $5.0 million in the quarter
     ------------
ended October 31, 2001 from $6.3 million in the quarter ended October 31, 2000. The decline from Q1 2001 to Q1 2002 resulted primarily from a decline in Millennium sales of $1.8 million due to a weaker economic environment.

     Cost of Revenues and Gross Profit. Cost of revenues consist primarily of
     ---------------------------------
purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 17.4% to $2.8 million in the quarter ended October 31, 2001 from $3.4 million in the quarter ended October 31, 2000. The decrease resulted primarily from decreased Millennium systems gross profit related to the corresponding decrease in sales. Our gross margin was 56.2% in the quarter ended October 31, 2001 and 54.2% in the quarter ended October 31, 2000. The higher gross margin in the current quarter was due primarily to a greater mix of higher margin eQueue products.

     Selling, General and Administrative. Selling, general and administrative
     -----------------------------------
expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 35.2% to $2.4 million in the quarter ended October 31, 2001 from $3.8 million in the quarter ended October 31, 2000. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

     Research and Development. Research and development expenses consist
     ------------------------
primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased 37.3% to $0.8 million in the quarter ended October 31, 2001 from $1.2 million in the quarter ended October 31, 2000. The decline in the current quarter is primarily due to the reduction in personnel and facility costs that resulted from the restructuring plan implemented in the latter half of fiscal 2001.

     Amortization of Goodwill and Cumulative Effect of Change in Accounting
     ----------------------------------------------------------------------
Principle. We recorded $11.7 million of goodwill related to the acquisition of
---------
BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current quarter.

     The adoption of SFAS No. 142 caused the Company to record goodwill impairment in the amount of $10,375,000 during the quarter, which is reflected as a cumulative effect of change in accounting principle in the financial statements for the three months ended October 31, 2001. The income tax effect of this change in accounting principle was $0.

     Interest and other income and expense. Interest income was $0.1 million in
     -------------------------------------
the current quarter, as compared to $0.2 million in the quarter ended October 31, 2000. The decrease was due to lower interest rates and a lower level of investments in available for sale securities.

     Income tax benefit. We recognized no income tax benefit in the current
     ------------------
quarter due to uncertainties surrounding the Company's ability to use its deferred tax assets. Income tax benefit was 0.4 million in the quarter ended October 31, 2000, reflecting the carryback of operating losses to prior periods to realize a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was ($0.1) million and ($2.0) million for the three months ended October 31, 2001 and 2000, respectively. The improvement from the prior year was due primarily to increased collections of receivables and a smaller net loss from continuing operations in the current fiscal year.

     Net cash provided by (used in) investing activities was ($0.9) million and $4.6 million for the three months ended October 31, 2001 and 2000, respectively. Cash used in investing activities in the current period consisted primarily of $0.8 million in purchases of marketable securities. Cash provided by investing activities for the period ended October 31, 2000 consisted primarily of the sale of $5.9 million in marketable securities, offset by purchases of property and equipment of $1.3 million.

     Net cash used in financing activities was ($0.2) million and ($0.9) million for the three months ended October 31, 2001 and 2000, respectively. Cash used in financing activities in both periods consisted primarily of purchases of common stock under the Company's stock repurchase program.

     We believe that our available funds will satisfy our projected working capital and capital expenditure requirements at least through fiscal year 2002. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

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

Our restructuring plan may not be successful.
---------------------------------------------

     In fiscal year 2001, the Company adopted a restructuring plan which involved both a reduction in the Company's workforce and the relocation and concentration of management and certain strategic functions. The majority of the restructuring actions were completed by July 31, 2001. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

Fluctuations in our quarterly operating results could cause our stock price to
------------------------------------------------------------------------------
decline.
--------

     Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

o    delays or difficulties in introducing new products;
o    increasing expenses without commensurate revenue increases;
o    variations in the mix of products sold;
o    variations in the timing or size of orders from our customers;
o    declining market for traditional private branch exchange (PBX) equipment;
o    delayed deliveries from suppliers; and
o    price decreases and other actions by our competitors.

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

We may not successfully introduce new products that are planned for the near
----------------------------------------------------------------------------
future which could harm our business and financial condition.
-------------------------------------------------------------

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

Our communications servers face intense competition from many companies that
----------------------------------------------------------------------------
have targeted our markets.
--------------------------

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

We expect competition to intensify as competitors develop new products,
-----------------------------------------------------------------------
competitors gain additional financial resources from public offerings, new
--------------------------------------------------------------------------
competitors enter the market, and companies with complementary products enter
-----------------------------------------------------------------------------
into strategic alliances.
-------------------------

     Our current and potential competitors can be grouped into the following categories:

o contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;
o data communication equipment suppliers, such as Cisco Systems, 3COM, and Sun Microsystems;
o email management and web center software suppliers, such as eGain, Kana Communications, Live Person, eShare and WebLine Communications (acquired by Cisco);
o and voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, Panasonic, and Siemens.

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

If we cannot expand our indirect sales channel to sell our eQueue products, our
-------------------------------------------------------------------------------
ability to generate revenue would be harmed.
--------------------------------------------

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

The lengthy sales cycles of some of our products and the difficulty in
----------------------------------------------------------------------
predicting the timing of our sales may cause fluctuations in our quarterly
--------------------------------------------------------------------------
operating results.
------------------

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

Our products must respond to rapidly changing market needs and integrate with
-----------------------------------------------------------------------------
changing protocols to remain competitive.
-----------------------------------------

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

If we are not able to grow or sustain our Millennium voice switching platform
-----------------------------------------------------------------------------
revenues, our business, operating results and financial condition could be
--------------------------------------------------------------------------
harmed.
-------

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

Delayed deliveries of components from our single source suppliers or third-party
--------------------------------------------------------------------------------
manufacturers could reduce our revenues or increase our costs.
--------------------------------------------------------------

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

We may be unable to hire and retain engineering and sales and marketing
-----------------------------------------------------------------------
personnel necessary to execute our business strategy.
-----------------------------------------------------

     Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and we may not be able to attract, assimilate or retain such personnel. If we cannot attract, hire and retain sufficient qualified personnel, we may not be able to successfully develop, market and sell new products.

Our business could be harmed if we lose principal members of our management
---------------------------------------------------------------------------
team.
-----

     We are highly dependent on the continued service of our management team. The loss of any key member of our management team may substantially disrupt our business and could harm our business, results of operations and financial condition. In addition, replacing management personnel could be costly and time consuming.

We are effectively controlled by our principal stockholders and management,
---------------------------------------------------------------------------
which may limit your ability to influence stockholder matters.
--------------------------------------------------------------

     As of October 31, 2001, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,050,071 shares, or 41% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

We may not be able to protect our intellectual property, and any intellectual
-----------------------------------------------------------------------------
property litigation could be expensive and time consuming.
----------------------------------------------------------

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

Our products may have undetected faults leading to liability claims, which could
--------------------------------------------------------------------------------
harm our business.
------------------

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

Our charter contains certain anti-takeover provisions that may discourage
-------------------------------------------------------------------------
take-over attempts and may reduce our stock price.
--------------------------------------------------

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

Future sales of shares may decrease our stock price.
----------------------------------------------------

     Sales of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, or the perception that such sales could occur, could reduce the market price of our common stock. These sales also might make it more difficult for us to raise funds through future offerings of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Footnote 4 of the consolidated financial statements provides additional discussion regarding the impact to the Company's financial statements as a result of adopting this statement.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (A) Exhibits.

     None

  (B) Reports On Form 8-K.

     On September 5, 2001, the Company filed with the Securities and Exchange Commission a report on Form 8-K disclosing the receipt of a notice from the Nasdaq National Market that the Company's common stock had failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days as required for continued listing. According to the notice, the Company had 90 calendar days until November 14, 2001 to regain compliance.

     Subsequent to the filing of the Form 8-K, the Company received notice from the Nasdaq National Market that the minimum bid price requirement for continued listing has been waived until January 2, 2002, and that the notice referenced in the Form 8-K was withdrawn.



                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                         EON COMMUNICATIONS CORPORATION


Date:   December 14, 2001           /s/ Lanny N. Lambert
        -----------------           --------------------------------------------
                                    Lanny N. Lambert
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)