Form 10-Q
period 2002-01-31
EON COMMUNICATIONS CORP
filed 2002-03-15
CIK 1084752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended January 31, 2002.

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

                                 (770) 423-2200
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 11,981,294 shares of Common
                                                 ---------------------------
Stock, $.001 par value, as of February 28, 2002.
-----------------------------------------------

                         EON COMMUNICATIONS CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2002

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I:  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of January 31, 2002 and
                         July 31, 2001...................................................    3
                      Consolidated Statements of Operations for the Three Months and
                         Six Months ended January 31, 2002 and 2001......................    4
                      Consolidated Statements of Cash Flows for the Six Months
                         ended January 31, 2002 and 2001.................................    5
                      Notes to Consolidated Financial Statements.........................    6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...........................................    9

             Item 3.  Qualitative and Quantitative Disclosure about Market Risk..........   16


Part II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K......................................   17

Signatures                                                                                  17

                         EON COMMUNICATIONS CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         eOn Communications Corporation
                    Consolidated Balance Sheets (Unaudited)
                       January 31, 2002 and July 31, 2001
                             (Dollars in thousands)

                                                                                         January 31,     July 31,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                          $     1,903     $     3,590
     Marketable securities                                                                    9,252           8,850
     Trade accounts receivable, net of allowance for doubtful accounts
       of $1,228 and $1,265                                                                   2,746           3,713
     Inventories                                                                              3,642           3,994
     Income tax refund receivable                                                               271             271
     Net assets held for disposition                                                          5,107           5,568
     Other current assets                                                                       373             173
                                                                                        -----------     -----------
         Total current assets                                                                23,294          26,159

Property and equipment, net                                                                   1,757           2,041

Other assets:
     Goodwill, net                                                                               --          10,375
     Intangible assets, net                                                                      29              42
     Net assets held for disposition                                                            996           1,028
                                                                                        -----------     -----------
         Total other assets                                                                   1,025          11,445
                                                                                        -----------     -----------
         Total                                                                          $    26,076     $    39,645
                                                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                                   1,363           1,343
     Accrued special charges                                                                  1,285           2,272
     Accrued expenses and other                                                               2,111           1,941
     Payable to affiliate                                                                        65              60
                                                                                        -----------     -----------
         Total current liabilities                                                            4,824           5,616

Commitments and contingencies                                                                    --              --

Stockholders' equity:
     Common stock                                                                                12              12
     Additional paid-in capital                                                              56,517          56,623
     Accumulated deficit                                                                    (35,013)        (22,342)
     Note receivable from affiliate (former parent)                                            (264)           (264)
                                                                                        -----------     -----------
         Total stockholders' equity                                                          21,252          34,029
                                                                                        -----------     -----------
         Total                                                                          $    26,076     $    39,645
                                                                                        ===========     ===========

                See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
       For the Three Months and Six Months Ended January 31, 2002 and 2001
                  (Dollars in thousands, except per share data)

                                                              Three Months Ended             Six Months Ended
                                                                  January 31,                   January 31,
                                                          --------------------------    ---------------------------
                                                             2002           2001            2002           2001
                                                          -----------    -----------    -----------     -----------
Net revenue                                               $     3,030    $     4,010    $     8,052     $    10,322
Cost of revenues                                                1,359          1,958          3,557           4,850
Special charges                                                    --            901             --             901
                                                          -----------    -----------    -----------     -----------
Gross profit                                                    1,671          1,151          4,495           4,571

Operating expenses:
     Selling, general, and administrative                       2,366          4,011          4,805           7,775
     Research and development                                     719          1,191          1,494           2,426
     Amortization of goodwill                                      --            146             --             293
     Special charges                                               --          1,298             --           1,298
                                                          -----------    -----------    -----------     -----------
Total operating expenses                                        3,085          6,646          6,299          11,792
                                                          -----------    -----------    -----------     -----------

Loss from operations                                           (1,414)        (5,495)        (1,804)         (7,221)
Interest income                                                   (78)          (234)          (186)           (476)
Other expense (income), net                                        33             47             42             131
                                                          -----------    -----------    -----------     -----------
Loss from continuing operations
 before income tax benefit                                     (1,369)        (5,308)        (1,660)         (6,876)
Income tax benefit                                                 --             --             --            (370)
                                                          -----------    -----------    -----------     -----------
Loss before discontinued operations and
 cumulative effect of change in accounting principle           (1,369)        (5,308)        (1,660)         (6,506)
Loss from discontinued operations, net of tax                    (571)          (985)          (636)           (944)
                                                          -----------    -----------    -----------     -----------
Loss before cumulative effect of change in
 accounting principle                                          (1,940)        (6,293)        (2,296)         (7,450)
Cumulative effect of change in accounting
 principle, net of tax                                             --             --        (10,375)             --
                                                          -----------    -----------    -----------     -----------
Net loss                                                  $    (1,940)   $    (6,293)   $   (12,671)    $    (7,450)
                                                          ===========    ===========    ===========     ===========

Net loss per common share
    Basic and Diluted:
       Net loss from continuing operations                $     (0.11)   $     (0.44)   $     (0.14)    $     (0.54)
       Discontinued operations, net of tax                      (0.05)         (0.08)         (0.05)          (0.08)
       Cumulative effect of change in accounting
       principle, net of tax                                    (0.00)          0.00          (0.86)           0.00
                                                          -----------    -----------    -----------     -----------
            Net loss per common share                     $     (0.16)   $     (0.53)   $     (1.06)    $     (0.62)
                                                          ===========    ===========    ===========     ===========


                 See notes to consolidated financial statements.

                 eOn Communications Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended January 31, 2002 and 2001
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                   January 31,
                                                                             ---------------------
                                                                               2002          2001
                                                                             ---------    --------

CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                                $(12,671)    $(7,450)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Loss from discontinued operations                                       636         944
          Cumulative effect of change in accounting principle                  10,375           -
          Depreciation and amortization                                           385         818
          Provision for the allowance for doubtful accounts                        90         617
          Changes in net assets and liabilities (net of effects of
            discontinued operations):
               Trade accounts receivable                                          877       1,126
               Inventories                                                        352       1,777
               Other current assets                                              (200)        597
               Other non-current assets                                             -         395
               Trade accounts payable                                              20         105
               Receivable/payable to affiliate                                      5         119
               Accrued expenses and other                                         223        (307)
               Income taxes receivable/payable                                      -        (379)
               Accrued special charges                                           (987)        261
                                                                             --------     -------
                    Net cash used in operating activities                        (895)     (1,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (80)     (1,746)
     Purchases of marketable securities                                        (3,310)          -
     Sales of marketable securities                                             2,900       6,791
                                                                             --------     -------
                    Net cash provided by (used in) investing activities          (490)      5,045

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                                 (203)     (1,296)
     Proceeds from ESPP and stock option exercises                                 44         181
                                                                             --------     -------
                    Net cash used in financing activities                        (159)     (1,115)

Cash to discontinued operations                                                  (143)     (1,897)
                                                                             --------     -------
Net decrease in cash and cash equivalents                                      (1,687)        656
Cash and cash equivalents, beginning of period                                  3,590       1,829
                                                                             --------     -------
Cash and cash equivalents, end of period                                     $  1,903     $ 2,485
                                                                             ========     =======




                 See notes to consolidated financial statements.

                         eOn Communications Corporation
             Notes to Consolidated Financial Statements (Unaudited)
              For the Three Months Ended October 31, 2001 and 2000
                             (Dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by eOn Communications Corporation ("eOn" or the "Company"). It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2002 and for all periods presented.

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

2.   REVENUE RECOGNITION

     Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Statement of Position No. 97-2, "Software Revenue Recognition."

3.   DISCONTINUED OPERATIONS

     On August 28, 2001, the Board of Directors of the Company approved a plan to spin-off CSPR, its wholly-owned Caribbean/Latin America service and distribution subsidiary, as an independent entity headquartered in San Juan, Puerto Rico. To accomplish the spin-off , the Company intends to declare a special dividend of the shares of CSPR to its stockholders. The Company has filed a Form 10 with the Securities and Exchange Commission and is currently awaiting comments. It is currently anticipated that the spin-off will occur during the latter half of fiscal year 2002.

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

Operating results of the discontinued operations are as follows:

                                       Three months ended January 31,  Six months ended January 31,
                                      -------------------------------  ----------------------------
                                           2002           2001            2002           2001
                                      --------------  ---------------  ------------  -------------
                                             (In thousands)                  (In thousands)
Net sales                               $ 2,398          $5,124         $ 6,150        $ 11,150
                                       ========        ========        ========        ========
Loss before income taxes                   (571)           (985)           (636)           (944)
Income tax expense                            -               -               -               -
                                       --------        --------        --------        --------
Net loss from
  discontinued operations               $  (571)         $ (985)        $  (636)       $   (944)
                                       ========        ========        ========        ========
Net loss per share:
     Basic and diluted                  $ (0.05)         $(0.08)        $ (0.05)       $  (0.08)

4.   SPECIAL CHARGES

     To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter, the Company made the decision to consolidate the majority of our functions to our Atlanta headquarters, which resulted in additional charges of $4,500,000. Major components of this plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company's headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2001. The remaining components of the plan which relate primarily to obtaining tenants for leased space are expected to be completed by July 31, 2002.

The following table summarizes the activity relating to the special charges during the first two quarters of fiscal 2002 and the associated liabilities at January 31, 2002:

                              July 31, 2001                                       January 31, 2002
                            Liability Balance Expenditures   Other Adjustments    Liability Balance
                            ----------------- ------------  -------------------  -------------------
Termination benefits          $    625          $   (535)        $       -           $        90
Excess facilities cost           1,605              (410)                -                 1,195
Relocation costs                    42               (42)                -                     -
                            ----------------  ------------  -------------------  -------------------
     Total                    $  2,272          $   (987)        $       -           $     1,285
                            ================  ============  ===================  ===================

5.   ACCOUNTING FOR GOODWILL

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

     The following table presents the pro-forma financial results for the three months and six months ended January 31, 2001 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

                                                             Three Months         Six Months
                                                                Ended               Ended
                                                           January 31, 2001    January 31, 2001
                                                           ----------------    ----------------
          Reported net loss                                    $(6,293)            $(7,450)
          Add back amortization of goodwill                        146                 293
                                                               -------             -------
          Adjusted net loss                                    $(6,147)            $(7,157)
                                                               =======             =======

          Reported basic and diluted net loss per share        $ (0.53)            $ (0.62)
          Add back goodwill amortization per share                0.01                0.02
                                                               -------             -------
          Adjusted basic and diluted net loss per share        $ (0.51)            $ (0.59)
                                                               =======             =======

     Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company's previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company's quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the six months ended January 31, 2002. The income tax effect of this change in accounting principle was $0.

6.   LOSS PER SHARE

     The computations of basic and diluted loss per share were as follows:

                                                                 Three Months Ended                  Six Months Ended
                                                                      January 31,                       January 31,
                                                           ------------------------------      ------------------------------
                                                              2002               2001             2002                2001
                                                           --------------    ------------      -----------        -----------
                                                                 (In thousands, except             (In thousands, except
                                                                      per share data)                   per share data)
Basic and diluted loss per share:
     Loss from continuing operations                        $(1,369)             $(5,308)      $(1,660)             $(6,506)
     Weighted average shares outstanding                     11,981               11,952        11,999               12,083
                                                            -------              -------       -------              -------
     Loss from continuing operations per share              $ (0.11)             $ (0.44)      $ (0.14)             $ (0.54)
                                                            =======              =======       =======              =======

     Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,787,463 and 1,782,912 options outstanding at January 31, 2002 and 2001, respectively.

7. INVENTORIES

   Inventories consist of the following:


                                                 January 31,            July 31,
                                                    2002                  2001
                                                   ------                ------
                                                          (In thousands)
Raw materials and purchased components             $  506                $  304
Finished goods                                      3,184                 3,738
LIFO reserve                                          (48)                  (48)
                                                   ------                ------
          Total inventories                       $ 3,642               $ 3,994
                                                  =======               =======

8. CHANGES IN STOCKHOLDERS' EQUITY

     The following represents the changes in stockholders' equity for the six months ended January 31, 2002:

                                                        (In thousands, except share data)
                             ------------------------------------------------------------------------------------
                                   Common Stock      Additional                   Note                Total
                             ----------------------   Paid-in     Accumulated    Receivable        Stockholders'
                               Shares      Amount     Capital       Deficit     from Affiliate        Equity
                               ------      ------     -------      -------      --------------     -------------
Balance at
  July 31, 2001              12,041,945      $12      $56,623      $(22,342)        $(264)           $34,029

Net loss and
 comprehensive loss                   -        -            -       (12,671)            -            (12,671)

Repurchases of common stock    (234,500)       -         (203)            -             -               (203)

Issuance of common stock
under employee stock plan        61,229        -           41             -             -                 41

Issuance of common stock
under equity incentive plans    112,620        -           56             -             -                 56

                             ----------       --      -------      --------         -----            -------
Balance at

  January 31, 2002           11,981,294      $12      $56,517      $(35,013)        $(264)           $21,252
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

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 2, "Summary of Significant Accounting Policies," in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data," of our Annual Report on Form 10-K for the year ended July 31, 2001.

o Product Warranties - We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

o Inventory Obsolescence - We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

o Allowance for Uncollectible Accounts Receivable - We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer's ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Three Months Ended January 31, 2002 and 2001

     The following discussion provides information about the Company's continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 - Discontinued Operations in the notes to the consolidated financial statements).

     Net Revenues. Total revenues decreased 24.4% to $3.0 million in the quarter
     -------------
ended January 31, 2002 from $4.0 million in the quarter ended January 31, 2001. The decline from Q2 2001 to Q2 2002 resulted primarily from a weaker U.S. economic environment in the current quarter, which resulted in capital constraints and delays in purchasing by potential and existing customers.

     Cost of Revenues and Gross Profit. Cost of revenues consist primarily of
     ----------------------------------
purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 45.2% to $1.7 million in the quarter ended January 31, 2002 from $1.2 million in the quarter ended January 31, 2001. Gross profit in the prior quarter included $0.9 million in special charges related to the Company's restructuring plan. Excluding the special charges, gross profit decreased $0.4 million. Our gross margin was 55.2% in the quarter ended January 31, 2002 and 28.7% in the quarter ended January 31, 2001. Excluding special charges in the prior quarter, gross margin would have been 51.2%. The increase in gross margin in the current quarter was due primarily to an increased margin on eQueue revenues in the current quarter.

     Selling, General and Administrative. Selling, general and administrative
     ------------------------------------
expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 41.0% to $2.4 million in the quarter ended January 31, 2002 from $4.0 million in the quarter ended January 31, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

     Research and Development. Research and development expenses consist
     -------------------------
primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased 39.6% to $0.8 million in the quarter ended January

31, 2002 from $1.2 million in the quarter ended January 31, 2001. The decline in the current quarter is primarily due to the reduction in personnel and facility costs that resulted from the restructuring plan implemented in the latter half of fiscal 2001.

     Amortization of Goodwill and Cumulative Effect of Change in Accounting
     ----------------------------------------------------------------------
Principle. We recorded $11.7 million of goodwill related to the acquisition of
----------
BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current quarter.

     Special Charges. In the prior fiscal year, the Company adopted a
     ----------------
restructuring plan effective November 1, 2000. See Footnote 4 - Special Charges in the notes to the consolidated financial statements for additional information.

     Interest and other income and expense. Interest income was $0.1 million in
     --------------------------------------
the current quarter, as compared to $0.2 million in the quarter ended January 31, 2001. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities.

Six Months Ended January 31, 2002 and 2001

     The following discussion provides information about the Company's continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 - Discontinued Operations in the notes to the consolidated financial statements).

     Net Revenues. Total revenues decreased 22.0% to $8.1 million in the six
     -------------
months ended January 31, 2002 from $10.3 million in the six months ended January 31, 2001. The decline from 2001 to 2002 resulted primarily from a weaker U.S economic environment in the current period, which resulted in capital constraints and reduced demand by our potential and existing customers.

     Cost of Revenues and Gross Profit. Gross profit decreased 1.7% to $4.5
     ----------------------------------
million in the six months ended January 31, 2002 from $4.6 million in the six months ended January 31, 2001. The decrease resulted primarily from the decrease in sales, offset by $0.9 million in special charges related to the Company's restructuring plan in the prior year period. Our gross margin was 55.8% in the six months ended January 31, 2002 and 53.0% (excluding special charges) in the six months ended January 31, 2001. The higher gross margin in the current six months was due primarily to a greater mix of higher margin eQueue products.

     Selling, General and Administrative. Selling, general and administrative
     ------------------------------------
expenses decreased 38.2% to $4.8 million in the six months ended January 31, 2002 from $7.8 million in the six months ended January 31, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

     Research and Development. Research and development expenses consist
     -------------------------
primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased 38.4% to $1.5 million in the six months ended January 31, 2002 from $2.4 million in the six months ended January 31, 2001. The decline in the current six months is primarily due to the reduction in personnel and facility costs that resulted from the restructuring plan implemented in the latter half of fiscal 2001.

     Amortization of Goodwill and Cumulative Effect of Change in Accounting
     ----------------------------------------------------------------------
Principle. We recorded $11.7 million of goodwill related to the acquisition of
----------
BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current six months.

     The adoption of SFAS No. 142 on August 1, 2001 caused the Company to record goodwill impairment in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the financial statements for the six months ended January 31, 2002. The income tax effect of this change in accounting principle was $0.

     Special Charges. In the prior fiscal year, the company adopted a
     ---------------
restructuring plan effective November 1, 2000. See Footnote 4 - Special Charges in the notes to the consolidated financial statements for additional information.

     Interest and other income and expense. Interest income was $0.2 million in
     -------------------------------------
the current six months, as compared to $0.5 million in the six months ended January 31, 2001. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities.

     Income tax benefit. We recognized no income tax benefit in the current six
     ------------------
months due to uncertainties surrounding the Company's ability to use its deferred tax assets. Income tax benefit was 0.4 million in the six months ended January 31, 2001, reflecting the carryback of operating losses to prior periods to realize a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was ($0.9) million and ($1.4) million for the six months ended January 31, 2002 and 2001, respectively. The improvement from the prior year period was due primarily to a lower net loss from continuing operations, offset by expenditures for accrued restructuring charges.

     Net cash provided by (used in) investing activities was ($0.5) million and $5.0 million for the six months ended January 31, 2002 and 2001, respectively. Cash used in investing activities in the current period consisted primarily of $0.4 million in net purchases of marketable securities. Cash provided by investing activities for the period ended January 31, 2001 consisted primarily of the sale of $6.8 million in marketable securities, offset by purchases of property and equipment of $1.7 million.

     Net cash used in financing activities was ($0.2) million and ($1.1) million for the six months ended January 31, 2002 and 2001, respectively. Cash used in financing activities in both periods consisted primarily of purchases of common stock under the Company's stock repurchase program.

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

Our restructuring plan may not be successful.
--------------------------------------------

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

If we cannot expand our indirect sales channel to sell our eQueue products, our
-------------------------------------------------------------------------------
ability to generate revenue would be harmed.
-------------------------------------------

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

The lengthy sales cycles of some of our products and the difficulty in
----------------------------------------------------------------------
predicting the timing of our sales may cause fluctuations in our quarterly
--------------------------------------------------------------------------
operating results.
-----------------

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

Our products must respond to rapidly changing market needs and integrate with
-----------------------------------------------------------------------------
changing protocols to remain competitive.
----------------------------------------

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

If we are not able to grow or sustain our Millennium voice switching platform
-----------------------------------------------------------------------------
revenues, our business, operating results and financial condition could be
--------------------------------------------------------------------------
harmed.
------

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

Delayed deliveries of components from our single source suppliers or third-party
--------------------------------------------------------------------------------
manufacturers could reduce our revenues or increase our costs.
-------------------------------------------------------------

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

We may be unable to hire and retain engineering and sales and marketing
-----------------------------------------------------------------------
personnel necessary to execute our business strategy.
----------------------------------------------------

     Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and we may not be able to attract, assimilate or retain such personnel. If we cannot attract, hire and retain sufficient qualified personnel, we may not be able to successfully develop, market and sell new products.

Our business could be harmed if we lose principal members of our management
---------------------------------------------------------------------------
team.
----

     We are highly dependent on the continued service of our management team. The loss of any key member of our management team may substantially disrupt our business and could harm our business, results of operations and financial condition. In addition, replacing management personnel could be costly and time consuming.

We are effectively controlled by our principal stockholders and management,
--------------------------------------------------------------------------
which may limit your ability to influence stockholder matters.
-------------------------------------------------------------

     As of January 31, 2002, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,208,368 shares, or 42% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm's length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

We may not be able to protect our intellectual property, and any intellectual
-----------------------------------------------------------------------------
property litigation could be expensive and time consuming.
---------------------------------------------------------

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

Our products may have undetected faults leading to liability claims, which could
--------------------------------------------------------------------------------
harm our business.
-----------------

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     The majority of our cash equivalents and marketable securities are invested in variable rate instruments with frequent rate resets, while the remainder are invested in fixed income securities with maturities less than one year. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     We held the 2001 Annual Meeting of Stockholders on December 19 at our corporate headquarters. At that meeting, a majority of stockholders voted to elect Robert P. Dilworth (10,121,443 votes for, 163,023 votes withheld) and David S. Lee (10,118,703 votes for, 165,763 votes withheld) to serve as directors for a term of three years. Stephen R. Bowling, W. Frank King, and Jenny Hsui Theleen are continuing directors who were not up for election at the meeting.

     A majority of stockholders also approved an amendment to the 1999 Employee Stock Purchase Plan to increase the authorized shares available under the plan to 500,000 shares from 250,000 shares. 10,102,647 votes were cast for the amendment, 173,051 votes were cast against the amendment, and 8,768 votes abstained.

     In addition, stockholders ratified the appointment of Deloitte & Touche LLP (10,159,343 votes for, 113,480 votes against, 11,643 abstentions) as our independent auditors for the fiscal year ending July 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

    (A)  Exhibits.

           None

(B)      Reports On Form 8-K.

           None.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                         EON COMMUNICATIONS CORPORATION

Date:   March 15, 2002              /s/ Lanny N. Lambert
        --------------              --------------------------------------------
                                    Lanny N. Lambert
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)