Form 10-Q
period 2002-04-30
EON COMMUNICATIONS CORP
filed 2002-06-13
CIK 1084752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ____________.

Commission file number 000-26399

EON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

4105 Royal Drive NW, Suite 100, Kennesaw, Georgia, 30144
(Address of principal executive office)

(770) 423-2200
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,040,634 shares of Common Stock, $.001 par value, as of May 31, 2002.

EON COMMUNICATIONS CORPORATION
FORM 10-Q
QUARTER ENDED APRIL 30, 2002

EON COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

eOn Communications Corporation

Consolidated Balance Sheets (Unaudited)

April 30, 2002 and July 31, 2001
(Dollars in thousands)

	April 30, 2002	July 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,366	$3,590
Marketable securities	7,663	8,850
Trade accounts receivable, net of allowance for doubtful accounts of $734 and $1,265	2,298	3,713
Inventories, net	4,091	3,994
Income tax refund receivable	271	271
Net assets held for disposition	4,402	5,568
Other current assets	354	173

Total current assets	21,445	26,159

Property and equipment, net	1,612	2,041

Other assets:
Goodwill, net	—	10,375
Intangible assets, net	28	42
Net assets held for disposition	951	1,028

Total other assets	979	11,445

Total	$24,036	$39,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,946	$1,343
Accrued special charges	1,974	2,272
Accrued expenses and other	1,825	1,941
Payable to affiliate	39	60

Total current liabilities	5,784	5,616

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	56,557	56,623
Accumulated deficit	(38,053)	(22,342)
Note receivable from affiliate (former parent)	(264)	(264)

Total stockholders’ equity	18,252	34,029

Total	$24,036	$39,645

See notes to consolidated financial statements.

eOn Communications Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
Net revenue	$3,266	$4,863	$11,318	$15,185
Cost of revenues	1,408	2,076	4,965	6,926
Special charges	—	—	—	901

Gross profit	1,858	2,787	6,353	7,358

Operating expenses:
Selling, general, and administrative	2,241	2,999	7,046	10,774
Research and development	713	1,020	2,207	3,446
Amortization of goodwill	—	147	—	440
Special charges	970	—	970	1,298

Total operating expenses	3,924	4,166	10,223	15,958

Loss from operations	(2,066)	(1,379)	(3,870)	(8,600)
Interest income	(56)	(170)	(242)	(646)
Other expense (income), net	130	21	171	152

Loss from continuing operations before income tax benefit	(2,140)	(1,230)	(3,799)	(8,106)
Income tax benefit	—	—	—	(370)

Loss before discontinued operations and cumulative effect of change in accounting principle	(2,140)	(1,230)	(3,799)	(7,736)
Loss from discontinued operations, net of tax	(901)	(130)	(1,537)	(1,074)

Loss before cumulative effect of change in accounting principle	(3,041)	(1,360)	(5,336)	(8,810)
Cumulative effect of change in accounting principle, net of tax	—	—	(10,375)	—

Net loss	$(3,041)	$(1,360)	$(15,711)	$(8,810)

Net loss per common share
Basic and Diluted:
Net loss from continuing operations	$(0.18)	$(0.10)	$(0.32)	$(0.64)
Discontinued operations, net of tax	(0.07)	(0.01)	(0.13)	(0.09)
Cumulative effect of change in accounting principle, net of tax	0.00	0.00	(0.86)	0.00

Net loss per common share	$(0.25)	$(0.11)	$(1.31)	$(0.73)

See notes to consolidated financial statements.

eOn Communications Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands)

	Nine Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,711)	$(8,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,537	1,074
Cumulative effect of change in accounting principle	10,375	—
Depreciation and amortization	568	1,227
Provision for the allowance for doubtful accounts	124	617
Changes in net assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	1,291	1,306
Inventories	(97)	1,949
Other current assets	(87)	611
Other non-current assets	—	396
Trade accounts payable	603	(269)
Receivable/payable to affiliate	(21)	44
Accrued expenses and other	(63)	(137)
Income taxes receivable/payable	—	1,134
Accrued special charges	(298)	86

Net cash used in operating activities	(1,779)	(772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(110)	(1,923)
Purchases of marketable securities	(5,310)	—
Sales of marketable securities	6,388	6,491

Net cash provided by investing activities	968	4,568

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(203)	(1,296)
Proceeds from ESPP and stock option exercises	84	329

Net cash used in financing activities	(119)	(967)

Cash to discontinued operations	(294)	(1,216)

Net decrease in cash and cash equivalents	(1,224)	1,613
Cash and cash equivalents, beginning of period	3,590	1,829

Cash and cash equivalents, end of period	$2,366	$3,442

See notes to consolidated financial statements.

eOn Communications Corporation

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2002 and for all periods presented.

The Company has a wholly-owned subsidiary, Cortelco Systems Puerto Rico, Inc. (“CSPR”), based in San Juan Puerto Rico. On August 28, 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. Therefore, the assets, liabilities, results of operations and cash flows of this entity have been segregated and are reflected in the financial statements of eOn as a discontinued operation for all periods and the Company’s financial statements have been restated to conform to the discontinued operations presentation.

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

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Note 5 provides additional discussion regarding the impact to the Company’s financial statements as a result of adopting this statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

2.    REVENUE RECOGNITION

Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition.”

3.    DISCONTINUED OPERATIONS

On August 28, 2001, the Board of Directors of the Company approved a plan to spin-off CSPR, its wholly-owned Caribbean/Latin America service and distribution subsidiary, as an independent entity headquartered in San Juan, Puerto Rico. To accomplish the spin-off, the Company intends to declare a special dividend of the shares of CSPR to its stockholders. The Company has responded to comments on the Form 10 filed with the Securities and Exchange Commission. It is currently anticipated that the spin-off will occur during the quarter ending July 31, 2002.

The Company’s financial statements have been restated to reflect the Caribbean / Latin America subsidiary as a discontinued operation for all periods presented. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. The net assets held for disposition are primarily comprised of accounts receivable, inventory, fixed assets, and goodwill, net of liabilities.

Operating results of the discontinued operations are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2002	2001 (as restated)	2002	2001 (as restated)
	(In thousands)		(In thousands)
Net sales	$1,769	$3,737	$8,133	$16,453

Loss before income taxes	(901)	(130)	(1,537)	(1,074)
Income tax expense	—	—	—	—

Net loss from discontinued operations	$(901)	$(130)	$(1,537)	$(1,074)

Net loss per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.13)	$(0.09)

Net sales for the three and nine months ended April 30 2001 have been restated to reclassify commissions paid to dealers, previously netted against revenues from cellular line activities, to selling, general, and administrative expense. Such reclassification had no impact on net loss.

4.    SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of fiscal year 2001, the Company made the decision to consolidate the majority of our functions to our Atlanta headquarters, which resulted in additional charges of $4,500,000. Major components of this plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2001.

In the third quarter of fiscal year 2002, the Company recorded a special charge of $970,000, primarily to adjust the accrued special charges liability related to the closure of its facility in Memphis, Tennessee. Due to the stagnant real estate market, the Company ceased efforts to sublease the property and entered into negotiations with the landlord to terminate the lease contract. Subsequent to quarter end, a final termination agreement was reached.

The remaining expenditures for the restructuring plan are expected to be substantially complete by January 31, 2003.

The following table summarizes the activity relating to the special charges during the first three quarters of fiscal 2002 and the associated liabilities at April 30, 2002:

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments	April 30, 2002 Liability Balance
Termination benefits	$625	$58	$(560)	$—	$123
Excess facilities cost	1,605	912	(666)	—	1,851
Relocation costs	42	—	(42)	—	—

Total	$2,272	$970	$(1,268)	$—	$1,974

5.    ACCOUNTING FOR GOODWILL

In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets” which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No.142 on August 1, 2001, and ceased amortizing goodwill as of this date.

The following table presents the pro-forma financial results for the three months and nine months ended April 30, 2001 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

	Three Months Ended April 30, 2001	Nine Months Ended April 30, 2001
Reported net loss	$(1,360)	$(8,810)
Add back amortization of goodwill	147	440

Adjusted net loss	$(1,213)	$(8,370)

Reported basic and diluted net loss per share	$(0.11)	$(0.73)
Add back goodwill amortization per share	0.01	0.04

Adjusted basic and diluted net loss per share	$(0.10)	$(0.70)

Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company’s previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company’s quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the nine months ended April 30, 2002. The income tax effect of this change in accounting principle was $0.

6.    LOSS PER SHARE

The computations of basic and diluted loss per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
	(In thousands, except per share data)		(In thousands, except per share data)
Basic and diluted loss per share:
Loss from continuing operations	$(2,140)	$(1,230)	$(3,799)	$(7,736)
Weighted average shares outstanding	12,014	11,961	12,004	12,043

Loss from continuing operations per share	$(0.18)	$(0.10)	$(0.32)	$(0.64)

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,782,673 and 1,970,179 options outstanding at April 30, 2002 and 2001, respectively.

7.    INVENTORIES

Inventories consist of the following:

	April 30, 2002	July 31, 2001
	(In thousands)
Raw materials and purchased components	$526	$304
Finished goods	3,613	3,738
LIFO reserve	(48)	(48)

Total inventories	$4,091	$3,994

8.    CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2002:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Note Receivable from Affiliate	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at July 31, 2001	12,041,945	$12	$56,623	$(22,342)	$(264)	$34,029
Net loss and comprehensive loss	—	—	—	(15,711)	—	(15,711)
Repurchases of common stock	(234,500)	—	(203)	—	—	(203)
Issuance of common stock under employee stock plan	120,569	—	81	—	—	81
Issuance of common stock under equity incentive plans	112,620	—	56	—	—	56

Balance at April 30, 2002	12,040,634	$12	$56,557	$(38,053)	$(264)	$18,252

9.    COMMITMENTS AND CONTINGENCIES

As of April 30, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,013,000.

In March of 2002, the Company renewed a $750,000 standby letter of credit issued to the lessor of the Memphis, Tennessee facility under the terms of the lease agreement. The letter of credit permits the landlord to draw against it in the event the Company defaults on the lease agreement. The letter of credit is secured by taxable auction rate securities in the amount of $750,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed below. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto.

Overview

We design, develop and market next-generation communications servers which integrate and manage voice, email and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations.

Net revenues in quarters ending January 31 usually decline from the previous quarter, reflecting seasonal factors that affect some of our customers. U.S. government customers typically make substantial purchases during the quarters ending October 31, the last quarter of the government’s fiscal year, and these purchases decline significantly in the following quarter. Customers in such markets as contact centers, education, and retail also have seasonal buying patterns and do not purchase substantial amounts of equipment during the quarters ending January 31.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended July 31, 2001.

•
Product Warranties—We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•
Inventory Obsolescence—We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•
Allowance for Uncollectible Accounts Receivable—We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Three Months Ended April 30, 2002 and 2001

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3—Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues.    Total revenues decreased 32.8% to $3.3 million in the quarter ended April 30, 2002 from $4.9 million in the quarter ended April 30, 2001. The decline from Q3 2001 to Q3 2002 resulted primarily from a weaker U.S. economic environment in the current quarter, which resulted in capital constraints and delays in purchasing by potential and existing customers.

Cost of Revenues and Gross Profit.    Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 33.3% to $1.9 million in the quarter ended April 30, 2002 from $2.8 million in the quarter ended April 30, 2001, primarily due to the lower level of revenues. Our gross margin was 56.9% in the quarter ended April 30, 2002 and 57.3% in the quarter ended April 30, 2001.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 25.3% to $2.2 million in the quarter ended April 30, 2002 from $3.0 million in the quarter ended April 30, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

Research and Development.    Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased 30.1% to $0.7 million in the quarter ended April 30, 2002 from $1.0 million in the quarter ended April 30, 2001. The decline in the current quarter is primarily due to the reduction in personnel and facility costs that resulted from the restructuring plan implemented in the latter half of fiscal 2001.

Amortization of Goodwill and Cumulative Effect of Change in Accounting Principle.    We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current quarter.

Special Charges.    In conjunction with the restructuring plan adopted by the Company in fiscal year 2001, we recorded an additional special charge in the third quarter of the current fiscal year. The purpose of the charge in the current period was to adjust the accrued special charge liability for the Memphis, Tennessee facility in anticipation of signing a lease termination agreement. See Footnote 4—Special Charges in the notes to the consolidated financial statements for additional information.

Interest and other income and expense.    Interest income was $0.1 million in the current quarter, as compared to $0.2 million in the quarter ended April 30, 2001. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Other expense during the current quarter reflected a loss on investments of approximately $0.1 million resulting from the sale of a corporate bond in our portfolio. The sale was necessitated by a decline in credit quality such that the investment no longer met the guidelines of our investment policy.

Nine Months Ended April 30, 2002 and 2001

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3—Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues.    Total revenues decreased 25.5% to $11.3 million in the nine months ended April 30, 2002 from $15.2 million in the nine months ended April 30, 2001. The decline from 2001 to 2002 resulted primarily from a weaker U.S economic environment in the current period, which resulted in capital constraints and reduced demand by our potential and existing customers.

Cost of Revenues and Gross Profit.    Gross profit decreased 13.7% to $6.4 million in the nine months ended April 30, 2002 from $7.4 million in the nine months ended April 30, 2001. The decrease resulted primarily from the decrease in sales, offset by $0.9 million in special charges related to the Company’s restructuring plan in the prior year period. Our gross margin was 56.1% in the nine months ended April 30, 2002 and 54.4% (excluding special charges) in the nine months ended April 30, 2001. The higher gross margin in the current nine months was due primarily to a greater mix of higher margin eQueue products.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 34.6% to $7.0 million in the nine months ended April 30, 2002 from $10.8 million in the nine months ended April 30, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

Research and Development.    Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased 36.0% to $2.2 million in the nine months ended April 30, 2002 from $3.4 million in the nine months ended April 30, 2001. The decline in the current nine months is primarily due to the reduction in personnel and facility costs that resulted from the restructuring plan implemented in the latter half of fiscal 2001.

Amortization of Goodwill and Cumulative Effect of Change in Accounting Principle.    We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current nine months.

The adoption of SFAS No. 142 on August 1, 2001 caused the Company to record goodwill impairment in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the financial statements for the nine months ended April 30, 2002. The income tax effect of this change in accounting principle was $0.

Special Charges.    In conjunction with the restructuring plan adopted by the Company in fiscal year 2001, we recorded an additional special charge in the third quarter of the current fiscal year. The purpose of the charge in the current period was to adjust the accrued special charge liability for the Memphis, Tennessee facility in anticipation of signing a lease termination agreement. See Footnote 4—Special Charges in the notes to the consolidated financial statements for additional information.

Interest and other income and expense.    Interest income was $0.2 million in the current nine months, as compared to $0.6 million in the nine months ended April 30, 2001. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Other expense was essentially unchanged from the prior period at $0.2 million. Both period reflected losses on marketable securities of $0.1 million.

Income tax benefit.    We recognized no income tax benefit in the current nine months due to uncertainties surrounding the Company’s ability to recover its deferred tax assets. Income tax benefit was $0.4 million in the nine months ended April 30, 2001, reflecting the carryback of operating losses to prior periods to realize a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, we had cash and cash equivalents of $2.4 million, $7.7 million in short term investments, and a working capital balance of $11.3 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $1.8 million and $0.8 million for the nine months ended April 30, 2002 and 2001, respectively. The net operating cash outflow for the current period was primarily the result of our operating loss (adjusted for non-cash items), which was partially offset by increased collections of accounts receivable. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items), which was significantly offset by a decrease in accounts receivable and inventories and the receipt of a federal income tax refund.

Our investing activities resulted in cash inflows of $1.0 million and $4.6 million for the nine months ended April 30, 2002 and 2001, respectively. Cash provided by investing activities in the current period consisted primarily of $1.1 million in net sales of marketable securities. Cash provided by investing activities for the period ended April 30, 2001 consisted primarily of the sale of $6.5 million in marketable securities, offset by purchases of property and equipment of $1.9 million.

Our financing activities have resulted in cash outflows of $0.1 million and $1.0 million for the nine months ended April 30, 2002 and 2001, respectively. Cash used in financing activities in both periods consisted primarily of purchases of common stock under the Company’s stock repurchase program.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

As of April 30, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,013,000.

In March of 2002, the Company renewed a $750,000 standby letter of credit issued to the lessor of the Memphis, Tennessee facility under the terms of the lease agreement. The letter of credit permits the landlord to draw against it in the event the Company defaults on the lease agreement. The letter of credit is secured by taxable auction rate securities in the amount of $750,000.

Subsequent to April 30, 2002, the Company received notification from Nasdaq that the Company was not in compliance with the minimum bid price requirements for continued listing. The Company believes, based upon current Nasdaq guidelines, that we effectively have one year from the notice of deficiency to regain compliance in order to avoid being delisted.

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

In fiscal year 2001, the Company adopted a restructuring plan which involved both a reduction in the Company’s workforce and the relocation and concentration of management and certain strategic functions. The majority of the restructuring actions were completed by July 31, 2001. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company’s operations. Further, there can be no assurance that additional reorganization of the Company’s operations will not be required in the future.

Fluctuations in our quarterly operating results could cause our stock price to decline.

Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	delays or difficulties in introducing new products;

•	increasing expenses without commensurate revenue increases;

•	variations in the mix of products sold;

•	variations in the timing or size of orders from our customers;

•	declining market for traditional private branch exchange (PBX) equipment;

•	delayed deliveries from suppliers; and

•	price decreases and other actions by our competitors.

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

Our communications servers face intense competition from many companies that have targeted our markets.

The competitive arena for our products is changing very rapidly and we face intense competition in our markets. Well-established companies and many emerging companies are scrambling to develop products to improve customer service in e-commerce. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies’ desires to expand product offerings and resources and established companies’ attempts to acquire new technology and reach new market segments. A number of emerging companies have completed initial public offerings, while many more remain private. More established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do. Additionally, a number of our current and potential competitors have recently been acquired by larger companies who seek to enter our markets.

We expect competition to intensify as competitors develop new products, competitors gain additional financial resources from public offerings, new competitors enter the market, and companies with complementary products enter into strategic alliances.

Our current and potential competitors can be grouped into the following categories:

•	contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	data communication equipment suppliers, such as Cisco Systems, 3COM, and Sun Microsystems;

•	email management and web center software suppliers, such as eGain, Kana Communications, Live Person, eShare and WebLine Communications (acquired by Cisco);

•	and voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, Panasonic, and Siemens.

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

We sell our eQueue communications servers both directly and indirectly through dealers and value added resellers that have experience in data as well as voice communications. We may not be able to expand this new indirect sales channel. In addition, new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors’ products and could discontinue selling our products at any time in favor of our competitors’ products or for any other reason.

The lengthy sales cycles of some of our products and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our eQueue products and from one to six months for our Millennium voice switching platform. The purchase of our products may involve a significant commitment of our customers’ time, personnel, financial, and other resources. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

In addition, a significant portion of Millennium revenues are derived from dealers and value added resellers who have no obligation to sell our products. Therefore, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors’ products or for any other reason. A reduction or loss of orders from our dealers and value added resellers could harm our business, operating results and financial condition.

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

As of April 30, 2002, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,278,183 shares, or 43% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Footnote 4 of the consolidated financial statements provides additional discussion regarding the impact to the Company’s financial statements as a result of adopting this statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(A)  Exhibits.

None

(B)  Reports On Form 8-K.

None.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date: June 13, 2002	/s/ LANNY N. LAMBERT
Lanny N. Lambert Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)