Form 10-K
period 2002-07-31
EON COMMUNICATIONS CORP
filed 2002-10-29
CIK 1084752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

or

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
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $3,185,000 based upon the closing sale price as reported by the Nasdaq Stock Market on September 30, 2002. The number of outstanding shares of the registrant’s $0.001 par value common stock was 12,059,363 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

ITEM 1.     BUSINESS.

Introduction

eOn Communications Corporation™(“eOn” or the “Company”) designs, develops and markets unified voice, email and Web-based communications systems for customer contact centers and general business applications. Our primary business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, fax and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership. For small and medium-sized general business applications we also offer integrated communication systems such as private branch exchanges (PBX’s), voice mail and unified messaging solutions.

In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux™ operating system. In 2000, eOn became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of our customers. With more than 7,000 customers worldwide, eOn has a proven line of products that enable businesses to improve communications, convert inquiries into sales, and increase customer satisfaction and loyalty.

The Company’s principal executive offices are located at 4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144. The telephone number at that address is (770) 423-2200. The Company was incorporated in Delaware in July 1991, and in 1993 we became a subsidiary of Cortelco Systems Holding Corporation (“CSHC”). In March 1997, our subsidiary in the automatic call distribution products business was spun off to the CSHC stockholders, merged with Business Communications Systems, Inc., and renamed BCS Technologies, Inc. (“BCS”). In April 1999, CSHC distributed its shares of eOn in a spin-off transaction, we acquired Cortelco Systems Puerto Rico, Inc. (“CSPR”), another subsidiary of CSHC, and we acquired BCS.

Discontinued Operations

Through CSPR, we distributed communications systems and cellular phones and resold cellular airtime on the island of Puerto Rico and throughout the Caribbean and Latin America. In August 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. This spin-off was effective via a stock distribution on July 31, 2002 to eOn shareholders of record on July 22, 2002. The remainder of the discussion in Item 1 will focus on our continuing operations.

Background and General Development of Business

Now more than ever, customers insist on conducting business anytime, anywhere, through any media. The demand for consistent and personalized experiences across all forms of interactions – voice, email, and the Web – puts customers in the driver’s seat and at the forefront of a new era in customer interaction management, what we at eOn refer to as The Customer Era.

eOn understands the relationship between customer satisfaction and company success and has created solutions that embrace the customer driven environment by providing companies the capability to deliver seamless customer experiences across all types of media. eOn helps enterprises communicate more effectively with customers, convert inquiries into sales and increase customer satisfaction.

The eQueue® Multi-Media Contact Center Solution offers a comprehensive and unified solution for customer interaction management The eQueue applications include multi-media routing of all interaction types with robust Automatic Contact Distribution (ACD) functionality, PBX capability, email, Web chat, integrated voice response, voice mail with unified messaging, quality assurance recording and a range of desktop devices and applications.

eOn Millennium® Digital Communications Platform is a proven solution for small and medium-sized installations requiring general business communication. Blending voice, data, wireless and CTI technology into one diverse telephony server platform, the Millennium’s adaptability and flexibility make it ideal for multi-site networks such as school systems, multi-tenant services, professional offices, distribution facilities, and retail stores. The Millennium provides integrated voice mail, unified messaging, fax messaging and an array of capabilities to help employees work more efficiently, access information more easily, and serve customers better.

eQueue Multi-Media Contact Center Solution

The eOn eQueue solution offers a distinct advantage in the complex and competitive customer interaction management marketplace. Our company and our solution are differentiated by several key factors imperative to the success of any multi-media contact center.

•	Universal Queue

The eQueue’s universal queue approach enables contact centers to more efficiently interact with their customers regardless of the media. The capability not only provides customers with consistent interaction management across all media, but also includes extensive skills-based routing for all contacts that match the most appropriate resource to every customer need.

•	Comprehensive

The eQueue offers comprehensive applications including multi-media routing of all interaction types, robust ACD and PBX capabilities, complete web services including email, Web chat, and Web collaboration, integrated voice response, voice mail with unified messaging, quality assurance recording and a range of desktop devices and applications.

•	Open

The eQueue is an open standards-based solution based on the Linux™ operating system. Using an open solution not only provides for ease of integration, but also allows the contact center to evolve to meet future needs.

•	Modular

The eQueue provides the flexibility to add, combine and customize important features and functions to meet the individual needs of a contact center today and well into the future. The eQueue is compatible with most third party systems, allowing companies the ability to integrate other applications.

•	Scalable

For contact centers with as few as 10 agents to those with over 1000 agents, the eQueue provides the functionality required.

•	Proven

With a quarter century of contact center expertise, eOn serves over 8,000 customers in a variety of markets including Multi-Media Contact Centers, Traditional Call Centers, General Business Applications, Service Providers and Emergency 911 Centers.The eQueue is a fully redundant solution designed to perform in any mission-critical environment.

Benefits of an eQueue Solution

The benefits of using an eQueue include improved customer satisfaction, retention and loyalty, increased agent productivity and lower total cost of ownership.

•	Improved Customer Satisfaction, Retention & Loyalty

Outstanding customer service is the primary goal of most companies. Attaining this goal is often the direct result of how effectively voice calls, emails and web-based communications are routed and managed within the contact center. The eQueue provides a universal queue together with a common management interface for all types of customer contacts. This, combined with powerful skills-based routing capabilities, ensures that contact centers can always match the best possible resource to meet every customer need consistently across all media types. Additionally, the eQueue’s open platform provides ease of integration with customer relationship management (“CRM”) and other enterprise applications ensuring the highest level of business-driven management of all customer interactions. This ensures improved customer satisfaction and retention with consistent service delivery across all contact channels.

•	Increased Productivity

Multi-media contact blending is one way to significantly improve productivity. In traditional call centers, individual agents can only handle one contact type, such as voice calls. Therefore, different pools of agents must be created to manage different forms of media. To cover peak demand times, each unique agent pool must be staffed to maximum capacity. With the eQueue, however, all agents can effectively handle all types of contacts, coverage is more flexible, fewer agents can handle the same demand, and idle agents are minimized at any time. Agent productivity is also increased through the use of Agent productivity will also be increased through the use outstanding features such as skills-based routing, remote agent support, unified reporting for all media types, quality monitoring and dynamic supervisory control.

•	Lower Total Cost of Ownership

The eQueue solution offers an overall total lower cost of ownership – lower capital costs and lower operating costs, which equates to a higher return on investment. Integration costs are kept to a minimum with eQueue’s comprehensive applications and open platform. And because the eQueue architecture is open and modular, the contact center is also prepared for future growth.

Strategy

Our mission is to be the recognized global leader in providing comprehensive contact center solutions. Key elements of our strategy are the following:

•	Grow Our eQueue Business

We believe eOn’s best opportunities lie with our eQueue Multi-Media Contact Center Solution. We believe we have an architectural advantage over other companies that will enable eOn to respond quickly to opportunities with our eQueue solution. We will continue to build brand awareness and will service this market via our direct sales force and our channel partners. We will also add to our alliance partnerships and expand our consultant liaison program.

•	Maintain Our Millennium Business

While we promote and grow our eQueue business we will also strive to maintain our Millennium revenues while achieving and maintaining profitability for our Millennium business. We will continue to support our existing dealer channel though our indirect sales support personnel and will look for creative marketing programs to make the channel more effective and productive.

•	Gain Traction in our Marketing Programs

During fiscal year 2002, eOn launched several programs targeted at increasing our eQueue revenues, including:

—	eQueue Alliance Program

—	eQueue Consultant Program

—	Lead Generation Program

—	Brand Awareness Program

—	Customer Migration Program

—	Professional Services Offerings

—	Customer Service and Maintenance Offerings

These programs were successfully implemented and have been communicated to our partners, customers, and prospects. Our goal going forward is to gain traction in these areas and maximize their effectiveness to generate profitable growth for eOn.

•	Expand Internationally

eOn has established a successful partnering relationship with N’Ser Community in Korea to address contact center opportunities in Southeast Asia. In addition, we have established OEM partnerships with several companies within the US and Canada that will assist us in expanding sales efforts to other countries. We will continue to target selected international markets and opportunities to expand our international presence.

•	Enhance Our Reputation For Product Innovation And Customer Responsiveness

We have already established a reputation for product innovation. In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux™ operating system, and in 2000, we became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of prestigious and demanding customers. We will continue to enhance this reputation as we believe that we have a unique opportunity to gain new customers among companies that wish to acquire a comprehensive and proven contact center solution. We believe our extensive experience in voice communications and call center systems provides us with a strategic advantage for offering an integrated voice and Internet communications product line.

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

•	eQueue Routing

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

•	eQueue ACD and eQueue PBX

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

•	eQueue Email

eQueue Email is a powerful option that allows agents to interact with online customers quickly and easily. Emails are received in queue with voice calls and chat sessions and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts individually, or by using automatic responses to FAQ’s from the shared knowledge base. eQueue Email integrates seamlessly with other eQueue applications offering extensive real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more. Additionally, the knowledge base is integrated with all eQueue web services, and can be used to answer email, chat and voice contacts. Enhancements to eQueue Email are incorporated into our development initiatives.

•	eQueue Chat & eQueue Collaboration

eQueue Chat enables customers to receive real-time answers to questions as they browse a company’s website. As with eQueue Email, chat sessions are queued with voice and email, offering multi-media contact management from a single queue. All incoming chat requests are routed to the available agent with the best skills to respond accurately, ensuring a consistent customer experience. Additionally, eQueue Chat offers extensive real-time and historical reporting capabilities in a common format for all media types, archived transactions for future report analysis and tracking, use of standardized responses to FAQ’s using the shared knowledge base, secured multi-domain support, dynamic routing, instant messaging, and basic collaboration. Enhancements to eQueue Chat are incorporated into our development initiatives.

•	eQueue IVR

The eQueue Interactive Voice Response (IVR) provides contact centers with a customer self-service option by providing unlimited voice announcements, customized greetings, variable delay messages, and interactive multi-level menu selections. With advanced scripting, thousands of customized voice files can be selected and combined so callers hear promotional, call status, and informational updates. Additionally, the eQueue IVR offers features that give contact centers an advantage in servicing their customers, such as real-time statistics, whisper announce, automated paging, callback and Web callback. Enhancements to eQueue IVR are incorporated into our development initiatives.

•	eQueue Voice Mail

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

•	eQueue Messaging

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

•	eQueue Recording

eQueue Recording is an application that allows agent and/or customer interactions to be recorded and stored for later review. eQueue Recording supports two distinct recording types: On-Demand Recording and Quality Assurance Recording. Agents can initiate an On-Demand Recording session at any time during the call by simply pressing a button on their phone or screen. Quality Assurance Recording sessions, on the other hand, are automatically activated based on the agent’s group, type of call, number of calls previously recorded for the agent and number of calls previously recorded for the group. A client application provided with this feature allows supervisors to schedule, maintain and administer all recordings from their desktop.

•	eQueue Reporting

eQueue Reporting provides flexible standard and custom reports and displays, available in both real-time and historical formats, giving contact centers the information needed in any form to manage contact center efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that fits the unique needs of a contact center. eOn Supervisor WorkSpace is Java™ based and provides real-time management displays and alerts and can be fully customized for quick and easy identification of customer contact patterns and trends. With this insight, managers can make more timely and informed decisions about how to enhance service delivery and to improve operational efficiencies. Enhancements to Supervisor Workspace are incorporated into our development initiatives.

•	eQueue Interfaces

eQueue Interfaces, including industry-standard CTI, gives companies the extensibility and integration tools necessary to customize the eQueue solution to meet the specific needs of the enterprise. The eQueue can be tightly integrated with other enterprise applications—including CRM, knowledge bases, self-service applications and e-commerce systems.

Millennium Voice Switching Platform

The Millennium voice-switching platform is a fully featured private branch exchange with basic customer contact center and computer telephony integration features. It can be expanded in a modular manner from 32 to 1,024 communication ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-in cards and software.

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

Sales and Marketing

Our marketing objectives are focused on building upon the accomplishments in fiscal year 2002, especially in the areas of lead generation, sales tool creation, and increasing brand awareness. Our goal is to position eOn as the leader in offering multi-media contact center solutions, but our target customer base continues to be customers that are looking to replace their ACD systems with the next generation multi-media contact center solutions. Our strategy will be to continue to promote solutions within our industry, but we will also promote our solution to selected vertical and horizontal markets. The markets that we will pursue include:

•	Banking, financial services and insurance companies

•	Retail, including catalog companies

•	Service bureaus

•	Communications, including telephone, cable and news print companies

•	Transportation and hospitality segments where reservation systems are prevalent

•	Government, including critical service applications such as 911 centers

•	Linux community

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

We continue to invest heavily in research and development. Research and development expense was $3.0 million, $4.3 million, and $3.9 million in fiscal years 2002, 2001, and 2000, respectively. We intend to use independent contractors from time to time to assist with certain product development and testing activities.

Manufacturing

We currently use two contract manufacturers to produce the Millennium—ACT Electronics, Inc. and Innovative Circuits, Inc. ACT Electronics, Inc., a subsidiary of private investment firm Sun Capital Partners, is comprised of the former U.S. operations of ACT Manufacturing, Inc. ACT Manufacturing filed for bankruptcy in December 2001, and Sun Capital Partners purchased the U.S. operations of ACT Manufacturing in July 2002 through a bankruptcy auction. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that ACT Electronics and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. We make purchases from ACT and Innovative Circuits through purchase orders.

We currently use Clover Electronics, Inc. to perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging of boards for our eQueue product line. We believe that Clover Electronics has sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology.

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

Competition

The competitive arena for our products is changing very rapidly. Well-established companies and many emerging companies are developing products to address the PBX, ACD and Multi-Media Contact Center markets. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies’ desires to expand product offerings and established companies’ attempts to acquire new technology and reach new market segments. Most established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact Center Vendors

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large reference-able customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, Aspect Communications, and Rockwell. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors.
These vendors include Interactive Intelligence, and Concerto.

•	Data Communications Equipment Suppliers

Many data communications equipment suppliers have a strategic objective of penetrating the voice communications and customer interaction management market, thereby substantially expanding their total served market. Among data-centric companies pursuing this strategy are Cisco Systems, and 3Com. Although data communications companies generally do not have substantial experience with voice communications systems, these companies can be expected to compete intensely in this market.

•	Email Management and Web Center Software Suppliers

There are many competitors that supply software for managing the rapidly increasing volumes of Web and email communications for e-commerce. These competitors’ products and services manage inbound and outbound email and Web-based communications, while facilitating the delivery of specific and personalized information to each customer. They strive to enable e-businesses to enhance customer relationships, generate additional revenue opportunities, and reduce the cost of online communications. Email and Web center software competitors include eGain, Kana Communications, and Live Person. We intend to compete in the Web center software and services market by providing integrated voice and data communications in a contact center environment or providing a direct upgrade path from a Web center to an integrated contact center.

•	Voice Communications Equipment Suppliers

Our major competitors for the Millennium are the companies that provide products for the traditional voice communications market. These products include PBXs, voicemail systems and related products that have generally been based on proprietary hardware and software. These companies are expanding beyond traditional voice based communications into IP based voice & data communications. These companies include Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

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

“eOn,” “eQueue,” “Millennium” & “WorkSpace” are trademarks of eOn.

Employees

As of July 31, 2002, we employed 80 people. We had 24 employees in sales and marketing, 45 in research, development, and professional services, and 11 in finance and administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers:

Name	Age	Position
Troy E. Lynch	37	President and Chief Executive Officer
Lanny N. Lambert	53	Vice President, Chief Financial Officer, Secretary
Thomas G. Bevan	53	Vice President, Chief Marketing Officer

TROY E. LYNCH, President and Chief Executive Office, leads eOn’s executive team, defines corporate strategies, and sets the standards and vision for the corporate culture. He is responsible for all corporate, strategic, and operational decisions. Mr. Lynch joined eOn in February 1999 as Vice President of Engineering and Chief Technology Officer, and most recently he held the position of Executive Vice President and Chief Operating Officer, providing operational direction and leadership for the Company. Prior to joining eOn, he served as Vice President of Research and Development of Hayes Corporation, a manufacturer of cable, DSL, analog modems and remote access equipment. He joined Hayes Corporation via a merger with Access Beyond Inc., where he served as Vice President of Engineering and was instrumental in the development of internet and enterprise access solutions. He also served in the role of Director of Development at Penril Communications Inc., a telecommunications company. Mr. Lynch holds a bachelor’s degree in electrical engineering from the University of Maryland and a master’s degree in computer science and telecommunications from Johns Hopkins University.

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

THOMAS G. “KELLY” BEVAN, Vice President and Chief Marketing Officer, leads the Company’s marketing and product management, directing growth initiatives for product and brand awareness, direct and indirect sales channels, and strategic alliances. Prior to joining eOn in February of 2001, Mr. Bevan was Vice President of Marketing at Cellit, a market leader in the customer interaction management industry. With more than twenty years experience in the call center, networking and telecommunications industries, he has served in executive and senior product management positions for such companies as: Altitude Software, formerly Easyphone; Melita International, now known as eShare; Newbridge Networks; Nortel Networks; and, Mitel Networks. Mr. Bevan holds a bachelor’s degree in Engineering from the University of Wales.

ITEM 2.     PROPERTIES.

The Company leases property as detailed in the following table.

Location	Approximate Size	Lease Expiration Date	Intended Use
Kennesaw, Georgia	40,000 sq. ft.	March 2007	Office

Aggregate monthly rental payments for the Company’s facilities are approximately $25,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock and Dividends

Our common stock began trading on the Nasdaq Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market.

Quarter Ended	High	Low
July 31, 2002	$0.90	$0.50
April 30, 2002	$1.30	$0.83
January 31, 2002	$1.10	$0.61
October 31, 2001	$1.00	$0.50
July 31, 2001	$1.40	$0.71
April 30, 2001	$2.75	$1.09
January 31, 2001	$3.38	$0.91
October 31, 2000	$4.47	$2.73

As of September 30, 2002, there were 218 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2002, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

On July 31, 2002, we distributed our entire ownership in Cortelco Systems Puerto Rico to the shareholders of eOn via a stock distribution.

The Company received notification from Nasdaq in May 2002 that the Company was not in compliance with the minimum bid price requirements for continued listing. Subsequent to July 31, 2002, the Company applied for, and was granted permission to transfer to the Nasdaq SmallCap Market. The Company believes, based upon current Nasdaq guidelines, that we effectively have until May 2003 to regain compliance with the minimum bid price requirement for continued listing.

Information set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on December 19, 2002 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, are incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA.

The selected consolidated financial data represent the results from continuing operations of eOn and its subsidiaries, which includes the operating results of BCS Technologies, Inc. (“BCS”) beginning April 12, 1999, the date on which BCS was acquired, and excludes the results of Cortelco Systems Puerto Rico, Inc., as the results of this subsidiary’s operations are presented separately on a retroactive basis as a discontinued operation (see Footnote 3 to the consolidated financial statements). The statement of operations data set forth below for each of the fiscal years ended July 31, 2002, 2001, and 2000, and the selected balance sheet data at July 31, 2002 and 2001, are derived from consolidated financial statements included in Item 8, which have been audited by Deloitte & Touche LLP, independent auditors, whose report also appears in Item 8. The consolidated statement of operations data for the years ended July 31, 1999 and 1998, and the consolidated balance sheet data at July 31, 2000, 1999, and 1998, are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended July 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$15,046	$20,184	$29,705	$27,188	$17,825
Cost of revenues	6,706	9,111	14,027	13,748	10,156
Special charges(1)	752	1,985	—	—	—

Gross profit	7,588	9,088	15,678	13,440	7,669
Operating expenses:
Selling, general and administrative	9,538	14,380	15,283	9,545	5,339
Research and development	2,959	4,340	3,914	2,334	1,407
Goodwill amortization	—	586	586	177	—
Special charges(1)	970	4,714	—	—	—

Total operating expenses	13,467	24,020	19,783	12,056	6,746
Income (loss) from operations	(5,879)	(14,932)	(4,105)	1,384	923
Interest income	(287)	(783)	(759)	—	—
Interest expense	6	—	211	429	478
Other (income) expense, net	210	214	971	15	162

Income (loss) from continuing operations before income taxes	(5,808)	(14,363)	(4,528)	940	283
Income tax expense (benefit)	(121)	(45)	(1,193)	(9)	—

Income (loss) from continuing operations	$(5,687)	$(14,318)	$(3,335)	$949	$283

Income (loss) from continuing operations per share:
Basic	$(0.47)	$(1.19)	$(0.34)	$0.19	$0.07
Diluted	$(0.47)	$(1.19)	$(0.34)	$0.14	$0.05
Weighted average shares outstanding:
Basic	12,013	12,040	9,885	5,036	3,918
Diluted	12,013	12,040	9,885	6,651	5,353
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,682	$3,590	$1,829	$1,803	$3
Marketable securities	6,610	8,850	16,337	—	—
Working capital	9,855	20,591	35,882	1,800	(111)
Goodwill, net	—	10,375	10,961	11,547	—
Total assets	15,771	39,693	55,189	33,617	10,452
Long-term debt	613	—	—	2,314	3,000
Total stockholders’ equity (deficit)	10,900	34,077	50,002	17,226	(1,166)

(1)
In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space. An additional charge was recorded in fiscal year 2002, primarily to reflect the financial impact of the sublease termination agreement for the facilities in Memphis, Tennessee and a noncash valuation charge for excess inventory (see Footnote 5 to the consolidated financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Footnote 2, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements.

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

Allowance for Uncollectible Accounts Receivable—We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationships with our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Results of Operations

The following table presents our operating ratios for fiscal years 2002, 2001, and 2000:

	Year Ended July 31,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.6%	45.1%	47.2%
Special charges	5.0%	9.8%	0.0%

Gross margin	50.4%	45.1%	52.8%
Operating expenses:
Selling, general, and administrative	63.4%	71.2%	51.4%
Research and development	19.7%	21.5%	13.2%
Amortization of goodwill	0.0%	2.9%	2.0%
Special charges	6.4%	23.4%	0.0%

Total operating expenses	89.5%	119.0%	66.6%

Loss from operations	(39.1)%	(73.9)%	(13.8)%
Interest (income) expense, net	(1.9)%	(3.9)%	(1.9)%
Other (income) expense, net	1.4%	1.1%	3.3%

Loss from continuing operations before income taxes	(38.6)%	(71.1)%	(15.2)%
Income tax benefit	(0.8)%	(0.2)%	(4.0)%

Loss before discontinued operations, extraordinary items, and cumulative effect of change in accounting principle.	(37.8)%	(70.9)%	(11.2)%
Income (loss) from discontinued operations, net of tax	(17.5)%	(3.2)%	1.6%
Extraordinary loss from early extinguishment of debt, net of tax	0.0%	0.0%	(0.6)%
Cumulative effect of change in accounting principle, Net of tax	(69.0)%	0.0%	0.0%

Net loss	(124.3)%	(74.1)%	(10.2)%

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3—Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues

Our overall net revenues decreased 25.5% to $15.0 million in fiscal 2002 from $20.2 million in fiscal 2001. The decrease resulted primarily from a weaker U.S. economic environment in the current year, which resulted in capital constraints and delays in purchasing by potential and existing customers. Fiscal 2001 net revenues represented a 32.1% decrease from $29.7 million in fiscal 2000. The decrease was primarily due to the large amount of sales in fiscal 2000 that were driven by Year 2000 upgrades.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 16.5% to $7.6 million for the year ended July 31, 2002 from $9.1 million in fiscal 2001. The decrease was due primarily to decreased revenues for both our eQueue and Millennium products due to the weaker economic environment, offset by a $1.2 million decline in special charges recorded as a component of cost of revenues (see Special Charges section below). Fiscal 2001 represented a decrease in gross profit of 42.0% from $15.7 million in fiscal 2000. The decrease in gross profit in 2001 was primarily due to the lower level of revenues coupled with $2.0 million in special charges related to our restructuring initiatives (see Special Charges section below). Our gross margins, excluding any special charges, were relatively stable at 55.4%, 54.9%, and 52.8% for fiscal years 2002, 2001, and 2000, respectively. The change in gross margin from year-to-year is primarily the function of changes in product mix, rather than changes in pricing and/or costs.

Selling, General, and Administrative Expense

Selling, general and administrative expenses were $9.5 million in fiscal 2002, a decrease of 33.7% from $14.4 million in fiscal 2001. Fiscal 2001 represented a 5.9% decrease from $15.3 million in fiscal 2000. The decrease in fiscal years 2002 and 2001 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan (see the Special Charges section below).

Research and Development Expense

Research and development expenses consist primarily of personnel and related expenses for our engineering staff. The majority of our research and development efforts are currently concentrated on enhancements for our eQueue product line. Research and development expenses decreased 31.8% to $3.0 million in the year ended July 31, 2002 from $4.3 million in fiscal 2001. Fiscal 2001 represented a 10.9% increase from $3.9 million in fiscal 2000. The decrease in fiscal year 2002 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan. The increase in fiscal year 2001 resulted from the hiring of additional engineers and expansion of facilities dedicated to our R&D efforts in the early part of the fiscal year, offset by decreases in personnel and overhead later in the year with the implementation of our restructuring plans.

Amortization of Goodwill and Cumulative Effect of Change in Accounting Principle

We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current year.

As a result of the adoption of SFAS No. 142 on August 1, 2001, the Company recorded goodwill impairment in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the financial statements for the year ended July 31, 2002. The income tax effect of this change in accounting principle was $0.

Special Charges

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of our functions to our Atlanta headquarters, which resulted in additional charges of $4,500,000. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002.

Major components of the restructuring plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2002.

As a result of the adoption of the restructuring plan, the Company recognized special charges in operating expenses of $970,000 and $4,714,000 in 2002 and 2001 respectively. Approximately $1,222,000 of the charge in fiscal 2001 related to employee termination benefits for 78 employees. During fiscal year 2001, the Company terminated 73 of the 78 employees with reductions in all major functions and at all locations. In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

The special charge in operating expenses also included $970,000 and $1,968,000 in fiscal 2002 and 2001, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario and $1,248,000 in fiscal 2001 for asset impairments, primarily related to the write-off of previously capitalized leasehold improvements. The excess space and asset impairments resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. The remaining $276,000 in special charges recorded in operating expenses in fiscal 2001 primarily related to costs incurred to relocate employees and equipment to our Atlanta headquarters.

The Company also recognized special charges of $752,000 and $1,985,000 in cost of revenues during 2002 and 2001, respectively. The 2002 noncash charge was recorded to properly value excess inventories in light of current economic conditions. The 2001 charge related to the write-down of inventory to net realizable value, determined based upon estimated proceeds from disposal, in connection with the discontinuance of the sales of certain third-party products, as well as the Company’s manufacturing outsourcing initiatives.

The following tables summarize the activity relating to the special charges during fiscal 2002 and 2001 and the associated liabilities at July 31, 2002 and 2001:

	July 31, 2000 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2001 Liability Balance
Inventory charges	$—	$1,985	$—	$(1,985	)(1)	$—
Termination benefits	—	1,222	(597)	—		625
Excess facilities cost	—	1,968	(363)	—		1,605
Asset impairments	—	1,248	—	(1,248	)(2)	—
Relocation costs	—	276	(234)	—		42

Total	$—	$6,699	$(1,194)	$(3,233)		$2,272

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2002 Liability Balance
Inventory charges	$—	$752	$—	$(752	)(1)	$—
Termination benefits	625	58	(622)	—		61
Excess facilities cost	1,605	912	(1,013)	(1,331	)(3)	173
Relocation costs	42	—	(42)	—		—

Total	$2,272	$1,722	$(1,677)	$(2,083)		$234

(1)	Represents write-down of inventory to net realizable value
(2)	Represents write-off of assets
(3)	Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee.

Net workforce reductions under the plan will reduce our employee expense. The reduction in employee expense began in the second quarter of fiscal 2001 and continued through the fourth quarter of fiscal 2002. The annual depreciation expense associated with the impaired assets will not have a significant impact on future results. The reduction in rent and facility costs from the consolidation of sites is expected to reduce our expenses by over $0.5 million annually from fiscal 2001 levels. The decrease in costs as a result of the restructuring activities outlined above will primarily impact selling, general and administrative expense, and to a somewhat lesser extent, research and development expense. The remaining cash outlays of $234 related to the above restructuring activities are expected to be completed by the end of fiscal 2003 and will be funded from current cash and marketable securities.

Interest Income and Expense

Interest expense was $6,000 in fiscal 2002, representing two months of interest on the note payable associated with the termination of the lease on the Memphis facility. We had no interest expense in fiscal 2001. Interest expense was $211,000 in fiscal 2000, reflecting interest on borrowings up until the retirement of all outstanding debt in February 2000 in connection with our initial public offering.

Interest income in fiscal 2002 of $0.29 million decreased 63.3% from $0.78 million in fiscal 2001. Interest income was $0.76 million in fiscal 2000. The decrease in fiscal 2002 reflected significantly lower interest rates and a lower level of investments in marketable securities. The slight increase in fiscal 2001was due to the investment of surplus funds for a full year versus only 6 months after our IPO in the previous year, offset by lower marketable securities balances and interest rates.

Other Income and Expense, Net

Other expense was $0.2 million in fiscal 2002, compared to $0.2 million in fiscal 2001 and $1.0 million in fiscal 2000. Other expense in fiscal 2000 resulted primarily from the recognition of a loss on marketable securities of $0.8 million from an investment in equity securities of a publicly traded company.

Income Tax Expense (Benefit)

Income tax benefit was $0.12 million, $0.05 million, and $1.19 million in fiscal 2002, 2001, and 2000, respectively. The income tax benefit for fiscal year 2002 resulted from the carryback of previous years’ operating losses to the preceding five years under the newly enacted Job Creation and Worker Assistance Act of 2002, versus two years under the previous tax laws. The income tax benefit for fiscal 2001 and 2000 resulted from the carryback of operating losses to previous periods. See Footnote 13 – Income Taxes of the notes to the consolidated financial statements.

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

Liquidity and Capital Resources

As of July 31, 2002, we had cash and cash equivalents of $2.7 million, $6.6 million in short term investments, and a working capital balance of $9.9 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $2.1 million, $2.5 million, and $8.0 million for fiscal years 2002, 2001, and 2000, respectively. The net operating cash outflow for the current year was primarily the result of our operating loss (adjusted for non-cash items) and expenditures for accrued special charges, which were partially offset by increased collections of accounts receivable and a reduction in inventories. The net operating cash outflow for fiscal 2001 resulted primarily from our operating loss (adjusted for non-cash items), which was offset by a decrease in accounts receivable and inventories, and an increase in accrued special charges. The net operating cash outflow for fiscal 2000 was the result of our operating loss (adjusted for non-cash items) coupled with increases in inventory levels, a reduction in trade accounts payable, and payments of income taxes.

Our investing activities resulted in cash inflows of $1.8 million and $5.7 million in fiscal years 2002 and 2001, respectively, and a cash outflow of $17.9 million in fiscal year 2000. Cash provided by investing activities in the current year consisted primarily of $2.1 million in net sales of marketable securities. Cash provided by investing activities for fiscal 2001 consisted primarily of net sales of $7.8 million in marketable securities, offset by purchases of property and equipment of $2.1 million. Cash used in investing activities in fiscal 2000 consisted primarily of net purchases of marketable securities of $16.6 million plus an additional $1.3 million in outflows for purchases of property and equipment.

Our financing activities have resulted in a cash outflows of $0.2 million and $1.0 million in fiscal years 2002 and 2001, respectively, and a cash inflow of $29.0 million in fiscal 2000. Cash used in financing activities in fiscal 2002 consisted primarily of repurchases of common stock and payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee. Cash used in financing activities in fiscal 2001 consisted primarily of repurchases of common stock under the Company’s stock repurchase program. The cash inflow from financing activities in fiscal 2000 reflected the proceeds from our initial public offering, offset by deferred offering costs and the retirement of all outstanding debt obligations at that time.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating activities and capital expenditures.

Commitments and Contingencies

As of July 31, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,258,000.

During fiscal 2001, the Company issued a $750,000 letter of credit to the lessor of the Memphis, Tennessee facility under the terms of the lease agreement. The letter of credit permitted the landlord to draw against it in the event the Company defaulted on the lease agreement. In 2002, the Company entered into a lease termination agreement. The $750,000 letter of credit was cancelled, and a new $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The $1,400,000 letter of credit is secured by $1,400,000 of municipal securities.

The Company received notification from Nasdaq in May 2002 that the Company was not in compliance with the minimum bid price requirements for continued listing on the Nasdaq National Market. Subsequent to July 31, 2002, the Company applied for, and was granted permission to transfer to the Nasdaq SmallCap Market. The Company believes, based upon current Nasdaq guidelines, that we effectively have until May 2003 to regain compliance with the minimum bid price requirement for continued listing.

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

In fiscal year 2001, the Company adopted a restructuring plan which involved both a reduction in the Company’s workforce and the relocation and concentration of management and certain strategic functions. The majority of the restructuring actions were completed by July 31, 2002. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company’s operations. Further, in light of the current economic environment, additional reorganization of the Company’s operations may be required in the future.

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

We expect competition to intensify as competitors develop new products, new competitors enter the market, and companies with complementary products enter into strategic alliances.

Our current and potential competitors can be grouped into the following categories:

•	contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	data communication equipment suppliers, such as Cisco Systems and 3COM;

•	email management and web center software suppliers, such as eGain, Kana Communications, and Live Person;

•	and voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

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

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our eQueue products and from one to six months for our Millennium voice switching platform. The purchase of our products may involve a significant commitment of our customers’ time, personnel, and financial and other resources. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

We depend upon our primary contract manufacturers ACT Electronics, Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

As of September 30, 2002, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,393,526 shares, or 43% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. eOn will adopt SFAS No. 145 on August 1, 2002, except for the provisions relating to the amendment of SFAS No. 13, which were adopted for transactions occurring subsequent to May 15, 2002. The

Company does not expect the adoption of SFAS No. 145 to have a significant impact on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its financial position and results of operations.

Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended July 31, 2002 and 2001 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(In thousands)
2002
Net revenues(1)	$5,022	$3,030	$3,266	$3,728
Gross profit(1)	2,824	1,671	1,858	1,235
Income (loss) before discontinued operations and extraordinary item(1)	(290)	(1,369)	(2,140)	(1,888)
Net income (loss)	(10,730)	(1,940)	(3,041)	(2,984)
Income (loss) before discontinued operations and extraordinary item per common share(1):
Basic and diluted	$(0.02)	$(0.11)	$(0.18)	$(0.16)
Net income loss per common share:
Basic and diluted(2)	(0.89)	(0.16)	(0.25)	(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
	(In thousands)
2001
Net revenues(1)	$6,312	$4,010	$4,863	$4,999
Gross profit(1)	3,420	1,151	2,787	1,730
Income (loss) before discontinued operations and extraordinary item(1)	(1,198)	(5,308)	(1,230)	(6,582)
Net income (loss)	(1,157)	(6,293)	(1,360)	(6,153)
Income (loss) before discontinued operations and extraordinary item per common share(1):
Basic and diluted	$(0.10)	$(0.44)	$(0.10)	$(0.55)
Net income loss per common share:
Basic and diluted	(0.09)	(0.53)	(0.11)	(0.51)

(1)	Represents results from continuing operations; excludes disposition of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 of the notes to the consolidated financial statements).
(2)	Due to rounding and changes in outstanding shares, the sum of the four quarters does not equal the earnings per common share amounts calculated for the year.
(3)
The fourth quarter results of operations include special charges of $4,500,000 related to a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space (see Footnote 4 of the notes to the consolidated financial statements.)

(4)	The fourth quarter gross profit includes a $752,000 non-cash charge for excess inventories (see Footnote 4 of the notes to the consolidated financial statements).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our cash equivalents and marketable securities are invested in variable rate instruments with frequent rate resets, while the remainder are invested in fixed income securities with maturities less than one year. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments, and we do not engage in hedging transactions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries (the “Company”) as of July 31, 2002 and 2001 and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the years ended July 31, 2002, 2001, and 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended July 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, on August 1, 2001 the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 9 to the consolidated financial statements, on August 1, 2001 the Company changed its method of accounting for the cost of certain inventories from the last-in, first-out method to the first-in, first-out method and, retroactively, restated the consolidated financial statements for the years ended July 31, 2001 and 2000 for the change.

/S/    DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 29, 2002

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31, 2002 and 2001
(Dollars in thousands)

	July 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,682	$3,590
Marketable securities	6,610	8,850
Trade accounts receivable, net of allowance for doubtful accounts of $866 and $1,265	1,986	3,713
Inventories	2,710	4,042
Income tax refund receivable	—	271
Assets held for disposition	—	5,568
Other current assets	125	173

Total current assets	14,113	26,207
Property and equipment, net	1,631	2,041
Other assets:
Goodwill	—	10,375
Intangible assets, net of accumulated amortization of $20 and $5	27	42
Assets held for disposition	—	1,028

Total other assets	27	11,445

Total	$15,771	$39,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,292	$1,343
Payable to affiliate	84	60
Note payable—current	665	—
Accrued special charges	234	2,272
Accrued expenses and other	1,983	1,941

Total current liabilities	4,258	5,616
Commitments and contingencies	—	—
Note payable—noncurrent	613	—
Stockholders’ equity:
Common Stock, $.001 par value (50,000,000 shares authorized, 12,040,634 and 12,041,945 shares issued and outstanding)	12	12
Additional paid-in capital	51,877	56,623
Accumulated deficit	(40,989)	(22,294)
Note receivable from affiliate (former parent)	—	(264)

Total stockholders’ equity	10,900	34,077

Total	$15,771	$39,693

See notes to consolidated financial statements.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended July 31, 2002, 2001, And 2000
(Dollars In Thousands, Except Per Share Data)

	Year Ended July 31,
	2002	2001	2000
Net revenues	$15,046	$20,184	$29,705
Cost of revenues	6,706	9,111	14,027
Special charges	752	1,985	—

Gross profit	7,588	9,088	15,678
Operating expenses:
Selling, general and administrative	9,538	14,380	15,283
Research and development	2,959	4,340	3,914
Amortization of goodwill	—	586	586
Special charges	970	4,714	—

Total operating expenses	13,467	24,020	19,783
Loss from operations	(5,879)	(14,932)	(4,105)
Interest expense	6	—	211
Interest income	(287)	(783)	(759)
Other (income) expense, net	210	214	971

Loss from continuing operations before income tax benefit	(5,808)	(14,363)	(4,528)
Income tax benefit	(121)	(45)	(1,193)

Loss from continuing operations extraordinary loss, and cumulative effect of change in accounting principle	(5,687)	(14,318)	(3,335)
Income (loss) from discontinued operations, net of income tax effect	(2,633)	(645)	497
Extraordinary loss from early extinguishment of debt, net of income tax benefit	—	—	(187)
Cumulative effect of change in accounting principle, net of income tax effect	(10,375)	—	—

Net loss and comprehensive loss	$(18,695)	$(14,963)	$(3,025)

Net loss per common share:
Basic and diluted:
Loss before discontinued operations and extraordinary items	$(0.47)	$(1.19)	$(0.34)
Income (loss) from discontinued operations	(0.22)	(0.05)	0.05
Extraordinary loss	—	—	(0.02)
Cumulative effect of change in accounting principle	(0.86)	—	—

Net loss per common share	$(1.56)	$(1.24)	$(0.31)

See notes to consolidated financial statements.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2002, 2001, and 2000
(Dollars In Thousands)

	Year Ended July 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,695)	$(14,963)	$(3,025)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	2,633	645	(497)
Impairment of goodwill from adoption of FAS 142	10,375	—	—
Depreciation and amortization	744	1,691	1,328
Extraordinary loss on early extinguishment of debt	—	—	187
Provision for the allowance for doubtful accounts	164	986	193
Loss on sales/write-off of property and equipment	—	1,075	6
Loss on investments	94	87	752
Changes in net assets and liabilities (net of effect of discontinued operations):
Trade accounts receivable	1,563	1,494	1,310
Accounts receivable from/payable to affiliates	24	63	(129)
Inventories	1,332	3,548	(3,178)
Other assets	48	1,527	(538)
Trade accounts payable	(51)	(1,065)	(2,024)
Accrued special charges	(707)	2,272	—
Accrued expenses and other	95	(838)	756
Income taxes payable (refund receivable)	271	969	(3,169)

Net cash used in operating activities	(2,110)	(2,509)	(8,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(301)	(2,086)	(1,357)
Purchases of intangible assets	—	(5)	(3)
Repayments of notes receivable from employees	—	—	73
Sales of marketable securities	7,438	17,633	31,235
Purchases of marketable securities	(5,310)	(9,850)	(47,868)

Net cash provided by (used in) investing activities	1,827	5,692	(17,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving line of credit	—	—	(2,825)
Decrease in checks outstanding	—	—	(156)
Repayments of long-term debt	—	—	(2,314)
Collection of note receivable from affiliate/former parent	—	—	420
Repayment of note payable	(53)	—	—
Proceeds from offering	—	—	32,774
Repurchases of common stock	(203)	(1,296)	—
Issuances of common stock from company plans	84	334	7
Deferred offering costs	—	—	1,119

Net cash provided by (used in) financing activities	(172)	(962)	29,025
Cash to discontinued operations	(453)	(460)	(3,051)

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended July 31, 2002, 2001, and 2000

	Year Ended July 31,
	2002	2001	2000
Net increase (decrease) in cash and cash equivalents	(908)	1,761	26
Cash and cash equivalents, beginning of year	3,590	1,829	1,803

Cash and cash equivalents, end of year	$2,682	$3,590	$1,829

Supplemental cash flow information:
Interest paid	$6	$—	$818
Income taxes paid	—	—	1,672
Noncash activity:
2002:
The Company distributed its entire ownership interest in Cortelco Systems Puerto Rico, Inc. to the shareholders of eOn via a stock distribution of 1,204,157 shares of CSPR on July 31, 2002.
The Company contributed a $264,000 note receivable plus accrued interest from our former parent, Cortelco Systems Holding Corporation, to Cortelco Systems Puerto Rico prior to the spin-off.
In connection with the lease termination agreement for the former facility in Memphis, Tennessee, the Company issued a non-interest bearing note payable in the amount of $1,400,000. After imputing a discount for interest over the life of the note $1,331,000 was reclassified from accrued special charges upon the issuance of the note.

2000:
Simultaneous with the offering on February 4, 2000, all of the shares of the Company’s Series A convertible preferred stock were converted into shares of the Company’s common stock on approximately a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock.

The Company distributed a $2,600,000 note receivable from CSHC to CSHC in payment of$2,600,000 in dividends previously declared and payable.
The Company sold inventory in exchange for common stock of a publicly-traded company. The Company recorded the $839,000 sale at the estimated fair value of the securities received.

See notes to consolidated financial statements.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended July 31, 2002, 2001, and 2000
(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Note Receivable From Affiliate/ Former Parent	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 1999	1,463,206	660	7,639,932	8	24,148	(4,380)	(3,284)	17,152
Effect of change in inventory valuation method from LIFO to FIFO	—	—	—	—	—	74	—	74

Adjusted balance at July 31, 1999	1,463,206	660	7,639,932	8	24,148	(4,306)	(3,284)	17,226
Collection of note from former parent	—	—	—	—	—	—	420	420
Conversion of preferred stock to common stock	(1,463,206)	(660)	1,434,894	1	659	—	—	—
Issuance of common stock in the offering	—	—	3,180,000	3	32,771	—	—	32,774
Note receivable distributed in payment of dividend payable	—	—	—	—	—	—	2,600	2,600
Exercise of stock options	—	—	9,620	—	7	—	—	7
Net loss and comprehensive loss	—	—	—	—	—	(3,025)	—	(3,025)

Balance at July 31, 2000	—	—	12,264,446	12	57,585	(7,331)	(264)	50,002
Repurchase of common stock	—	—	(431,500)	—	(1,296)	—	—	(1,296)
Exercise of stock options	—	—	82,972	—	82	—	—	82
Issuances from employee stock purchase plan	—	—	126,027	—	252	—	—	252
Net loss and comprehensive loss	—	—	—	—	—	(14,963)	—	(14,963)

Balance at July 31, 2001	—	$—	12,041,945	$12	$56,623	$(22,294)	$(264)	$34,077
Repurchase of common stock	—	—	(234,500)	—	(203)	—	—	(203)
Exercise of stock options	—	—	112,620	—	56	—	—	56
Issuances from employee stock purchase plan	—	—	120,569	—	81	—	—	81
Distribution of CSPR stock	—	—	—	—	(4,680)	—	264	(4,416)
Net loss and comprehensive loss	—	—	—	—	—	(18,695)	—	(18,695)

Balance at July 31, 2002	—	$—	12,040,634	$12	$51,877	$(40,989)	$—	$10,900

See notes to consolidated financial statements.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2002, 2001, and 2000

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—eOn Communications Corporation (the “Company” or “eOn”) designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations. These activities constitute one segment.

Basis of Presentation—The consolidated financial statements of eOn include the accounts of its wholly-owned subsidiary, eOn Communications Corporation of Colorado (formerly BCS Technologies, Inc.). All significant intercompany balances and transactions have been eliminated.

The Company also had a wholly-owned subsidiary, Cortelco Systems Puerto Rico, Inc. (“CSPR”), based in San Juan Puerto Rico. On August 28, 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. This action was completed on July 31, 2002 via a distribution of all the outstanding shares of CSPR to the shareholders of eOn. Therefore, the assets, liabilities, results of operations and cash flows of this entity have been segregated and are reflected in the financial statements of eOn as a discontinued operation for all periods. The Company’s financial statements have been restated to conform to the discontinued operations presentation. See Footnote 3 for additional information.

The Company is affiliated with the following entities through common stockholder ownership:

Cortelco Systems Holding Corporation (“CSHC”)

Cortelco International, Inc. (“CII”, subsidiary of CSHC)

Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)

Cortelco Canada (“CC”, subsidiary of CSHC)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Marketable Securities—Marketable securities are classified as available for sale and are reported at fair value. Unrealized holding gains and losses, if any, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method. During 2001 and 2000, the Company determined that an other-than-temporary impairment had occurred relating to an equity investment. The cost basis of the security was written down, and losses of $87,000 and $752,000, respectively, were recognized.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method.

Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years.

Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired. Prior to July 31, 2001, these costs were being amortized on a straight line basis over twenty years. On August 1, 2001, the Company adopted FAS 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of that date. It was also determined that goodwill was impaired as of that date, and the Company recorded an impairment charge of $10,375,000. See Footnote 4 for more information.

Intangible Assets—Intangible assets primarily represent costs incurred to acquire and/or establish patents, trademarks, and software technology. These costs are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. The amortization period begins with the initial introduction of the underlying product to the market in order to properly match revenue and expense. The Company reviews the carrying value of intangible assets for impairment by comparing the net book value of such assets to the future undiscounted cash flows attributable to such assets whenever events or changes in circumstances occur which might indicate that the carrying amount might not be recoverable. If impairment is indicated, the carrying amount of the asset is written down to fair value.

Deferred Financing Costs—Deferred financing costs represent costs associated with the issuance of debt. These costs are amortized using the effective interest method over the life of the related debt issue.

Product Warranties—The Company provides the customer with a warranty from the date of purchase. Estimated warranty obligations are recorded based on actual claims experience.

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition – Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonable assured. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Medical Care and Disability Benefit Plans—The Company is self-insured with respect to the medical and disability benefits offered to substantially all employees. These costs are charged against earnings in the period in which claims are incurred. The Company does not provide benefits to retired employees.

Earnings Per Share—The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”,” which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued.

Fair Value of Financial Instruments—The carrying amounts of financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to the short term nature of the instruments.

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income—In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the years ended July 31, 2002, 2001, and 2000, net loss equaled comprehensive loss.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards—In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management adopted SFAS No. 142 on August 1, 2001. See Footnote 4 for more information.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on August 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on the Company’s future results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company’s future results of operations or financial position.

3.    DISCONTINUED OPERATIONS

On August 28, 2001, the Board of Directors of the Company approved a plan to spin-off Cortelco Systems Puerto Rico, eOn’s wholly-owned Caribbean/Latin America service and distribution subsidiary, as an independent entity headquartered in San Juan, Puerto Rico. The spin-off transaction was completed on July 31, 2002 with the issuance of CSPR shares on a 1-for-10 basis to eOn stockholders.

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

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results of the discontinued operations are as follows:

	Year ended July 31,
	2002	2001	2000
	(In thousands)
Net sales	$10,384	$22,181	$24,262

Earnings (loss) before income taxes and extraordinary loss	(2,633)	(645)	527
Income tax expense	—	—	30

Net earnings (loss) from discontinued operations	$(2,633)	$(645)	$497

Net earnings (loss) per share:
Basic and Diluted	$(0.22)	$(0.05)	$0.05

4.    ACCOUNTING FOR GOODWILL

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

The following table presents the pro forma financial results for fiscal years 2001 and 2000 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

	Year Ended July 31, 2001	Year Ended July 31, 2000
Reported net loss	$(14,963)	$(3,025)
Add back amortization of goodwill	586	586

Adjusted net loss	$(14,377)	$(2,439)

Reported basic and diluted net loss per share	$(1.24)	$(0.31)
Add back goodwill amortization per share	0.05	0.06

Adjusted basic and diluted net loss per share	$(1.19)	$(0.25)

Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company’s previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company’s quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations for the year ended July 31, 2002. The income tax effect of this change in accounting principle was $0.

5.    SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of functions to its Atlanta headquarters, which resulted in additional charges of $4,500,000. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002.

Major components of the restructuring plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2002.

As a result of the adoption of the restructuring plan, the Company recognized special charges in operating expenses of $970,000 and $4,714,000 in 2002 and 2001 respectively. Approximately $1,222,000 of the charge in fiscal 2001 related to employee termination benefits for 78 employees. During fiscal year 2001, the Company terminated 73 of the 78 employees with reductions in all major functions and at all locations. In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

The special charge in operating expenses also included $970,000 and $1,968,000 in fiscal 2002 and 2001, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario and $1,248,000 in fiscal 2001 for asset impairments, primarily related to the write-off of previously capitalized leasehold improvements. The excess space and asset impairments resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. The remaining $276,000 in special charges recorded in operating expenses in fiscal 2001 primarily related to costs incurred to relocate employees and equipment to our Atlanta headquarters.

The Company also recognized special charges of $752,000 and $1,985,000 in cost of revenues during 2002 and 2001, respectively. The 2002 noncash charge was recorded to properly value excess inventories in light of current economic conditions. The 2001charge related to the write-down of inventory to net realizable value, determined based upon estimated proceeds from disposal, in connection with the discontinuance of the sales of certain third-party products, as well as the Company’s manufacturing outsourcing initiatives.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity relating to the special charges during fiscal 2002 and 2001 and the associated liabilities at July 31, 2002 and 2001:

	July 31, 2000 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2001 Liability Balance
Inventory charges	$—	$1,985	$—	$(1,985	)(1)	$—
Termination benefits	—	1,222	(597)	—		625
Excess facilities cost	—	1,968	(363)	—		1,605
Asset impairments	—	1,248	—	(1,248	)(2)	—
Relocation costs	—	276	(234)	—		42

Total	$—	$6,699	$(1,194)	$(3,233)		$2,272

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2002 Liability Balance
Inventory charges	$—	$752	$—	$(752	)(1)	$—
Termination benefits	625	58	(622)	—		61
Excess facilities cost	1,605	912	(1,013)	(1,331	)(3)	173
Relocation costs	42	—	(42)	—		—

Total	$2,272	$1,722	$(1,677)	$(2,083)		$234

(1)	Represents write-down of inventory to net realizable value
(2)	Represents write-off of assets
(3)
Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable does not bear interest and is payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.

6.    THE OFFERING

On February 4, 2000, the Company completed the initial public offering of 2,790,000 shares of common stock at a price of $12.00 per share resulting in proceeds to the Company, net of underwriting commissions and discounts and offering costs, of $28,400,000. On February 17, 2000, the underwriters exercised their over-allotment right resulting in the issuance of an additional 390,000 shares of common stock and additional proceeds to the Company totaling $4,400,000. Simultaneous with the offering, all of the shares of the Company’s Series A convertible preferred stock were converted into shares of the Company’s common stock on a 1 for .98 basis, resulting in the issuance of 1,434,894 shares of common stock. The Company used the net proceeds from the offering to repay $2,800,000 of outstanding principal and interest on 8% subordinated notes due in 2002 and $3,600,000 of outstanding indebtedness under a revolving credit facility and for working capital and general corporate purposes. In connection with the repayment of debt, the Company recognized an extraordinary loss of $187,000, net of income tax benefit of $97,000 related to the early extinguishment of debt.

7.    MAJOR CUSTOMERS AND CONCENTRATION OF CEDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash balances with large regional financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company’s products are sold principally to dealers, value added resellers, national accounts, and the U.S. government. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    MARKETABLE SECURITIES

Marketable securities consists of the following:

	July 31, 2002		July 31, 2001
	Cost	Market value	Cost	Market Value
	(In thousands)
Municipal bonds	$6,200	$6,200	$7,700	$7,700
Certificates of deposit	—	—	1,150	1,150
Corporate obligations	410	410	—	—

Total	$6,610	$6,610	$8,850	$8,850

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 18-27 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2002 or 2001. The Company has classified the municipal bonds as available for sale investments, while the certificates of deposits and corporate obligations are classified as held to maturity.

The Company has pledged a $1,400,000 municipal security to secure a standby letter of credit associated with the sublease termination agreement for the Memphis facility.

9.    INVENTORIES

The Company accounts for inventories at the lower of cost or market. Cost has been determined by the first-in, first-out (“FIFO”) method in 2002, whereas cost was determined by the last-in, first-out (“LIFO”) method for approximately 55% and 60% of the inventories at July 31, 2001 and 2000, respectively. The new method of accounting for inventories was adopted to provide a better matching of revenues and costs and to conform to a single method of accounting for all of the Company’s inventories. Accordingly, the consolidated financial statements of prior years have been restated to apply the new method retroactively. The effect of the accounting change on income of 2002 and on income as previously reported for 2001 and 2000 is as follows:

	2002	2001	2000
	(In thousands, except per share data)
(Increase) decrease in loss before discontinued operations and extraordinary items	$8	$—	$(26)
Increase in basic and diluted loss per common share	$0.00	$—	$(0.00)

The balances of accumulated deficit for 2000 and 2001 have been adjusted for the effect of applying retroactively the new method of accounting.

Inventories consist of the following:

	2002	2001
	(In thousands)
Raw materials and purchased components	$68	$304
Finished goods	2,642	3,738

Total inventories	$2,710	$4,042

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2002	2001
	(In thousands)
Leasehold improvements	$282	$287
Equipment	3,794	3,596
Furniture and fixtures	790	784

Total	4,866	4,667
Less accumulated depreciation	(3,235)	(2,626)

Property and equipment, net	$1,631	$2,041

Depreciation expense was $711,000, $903,000, and $534,000 for 2002, 2001, and 2000, respectively.

11.    ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	2002	2001
	(In thousands)
Employee compensation	$572	$435
Commissions	98	128
Vacation	307	251
Deferred income	296	257
Employee withholdings	54	39
Other	656	831

Total	$1,983	$1,941

12.    LEASE COMMITMENTS

The Company leases its primary warehouse and office facilities, as well as certain office equipment under operating leases.

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2002:

(In thousands)
Year Ending
2003	$284
2004	284
2005	284
2006	289
2007	182
Thereafter	—

Total	$1,323

Rent expense for the years ended July 31, 2002, 2001, and 2000 totaled $327,000, $754,000, and $767,000, respectively, which included $146,000 in 2000 charged by CII for the sharing of warehouse space.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    INCOME TAXES

The income tax provision is summarized as follows:

	2002	2001	2000
	(In thousands)
Continuing operations	$(121)	$(45)	$(1,193)
Discontinued operations	—	—	30
Extraordinary item	—	—	(97)

Total income tax benefit	(121)	(45)	(1,260)

The components of income tax benefit for 2002, 2001, and 2000 attributable to continuing operations are as follows:

	2002	2001	2000
	(In thousands)
Current:
Federal	$(121)	$(476)	$(1,402)
State	—	—	(70)

Total current	(121)	(476)	(1,472)
Deferred:
Federal	—	386	250
State	—	45	29

Total deferred	—	431	279

Total income tax benefit	$(121)	$(45)	$(1,193)

A reconciliation between the income tax benefit from continuing operations recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	2002	2001	2000
	(In thousands)
Income tax at Federal statutory rate (35%)	$(5,664)	$(5,027)	$(1,530)
State income taxes, net of federal benefit	(308)	(448)	(162)
Change in valuation allowance	2,227	5,689	256
Amortization of goodwill	3,631	205	205
Tax refunds recovered	—	(476)	—
Other, net	(7)	12	38

Total income tax benefit	$(121)	$(45)	$(1,193)

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax effects of the Company’s principal temporary differences at July 31, 2002 and 2001 are as follows:

	Assets	Liabilities	Total
	(In thousands)
2002
Allowance for doubtful receivables	$343	$—	$343
Inventories	622	—	622
Basis difference in property and equipment	31	—	31
Accrued warranty costs	86	—	86
Accrued expenses and other	323	—	323
Accrued restructuring	78	—	78
Net operating loss carryforwards	6,485	—	6,485
Capital loss carryforward	337	—	337
Valuation allowance	(8,305)	—	(8,305)

Total deferred asset (liability)	$—	$—	$—

	Assets	Liabilities	Total
	(In thousands)
2001
Allowance for doubtful receivables	$607	$—	$607
Inventories	811	—	811
Basis difference in property and equipment	777	—	777
Accrued warranty costs	87	—	87
Accrued expenses and other	36	—	36
Accrued restructuring	692	—	692
Net operating loss carryforwards	2,770	—	2,770
Capital loss carryforward	298	—	298
Valuation allowance	(6,078)	—	(6,078)

Total deferred asset (liability)	$—	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets at July 31, 2002 and 2001.

At July 31, 2002, net operating loss carryforwards of approximately $15.9 million, which expire at various dates through July 2022, are available to reduce future taxable income.

14.    EQUITY INCENTIVE PLANS

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

No grants were made under the 1997 Equity Incentive Plan during 2002, 2001, or 2000. The board of directors has declared that no future grants will be made under this plan.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. 200,000, 754,383 and 652,531 options were issued under this plan during fiscal years 2002, 2001, and 2000, respectively, with exercise prices ranging from $0.53 to $24.25 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of this plan. During 2002 and 2001, 130,500 and 78,000 options, respectively, were issued under this plan with exercise prices ranging from $0.53–$1.09.

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2001 to increase the number of shares available under the plan to 500,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a noncompensatory plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During 2002 and 2001, 120,569 and 126,027 shares, respectively, were purchased by employees under this plan. No shares were purchased under this plan in fiscal year 2000.

The status of the Company’s equity incentive plans is summarized below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,002,837	$4.71	1,780,344	$7.13	1,408,093	$8.30
Granted	330,500	0.51	832,383	1.51	652,531	5.25
Exercised	(113,192)	0.03	(82,800)	1.00	(9,620)	0.72
Cancelled	(377,579)	6.39	(527,090)	8.43	(270,660)	8.89

Outstanding, end of year	1,842,566	$3.90	2,002,837	$4.71	1,780,344	$7.13

Exercisable, end of year	1,009,162	$5.34	744,368	$6.89	530,404	$6.55

Exercise price range	$0.00-$24.25		$0.24-$24.25		$0.24-$24.25
Options available for grant, end of year	743,054		701,286		627,466
Weighted average grant date fair value of options granted during the year	$0.57		$1.24		$5.34

The following table summarizes information about the options outstanding as of July 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2002	Weighted Average Exercise Price
$ 0.00–$ 5.00	1,358,952	7.9 years	$ 1.88	585,320	$ 2.32
$ 5.01–$10.00	372,475	5.5 years	$ 8.84	330,747	$ 8.83
$10.01–$15.00	100,598	6.7 years	$10.79	86,099	$10.86
$15.01–$25.00	10,541	6.2 years	$24.25	6,996	$24.25

	1,842,566	7.3 years	$ 3.90	1,009,162	$ 5.34

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for options granted at or above the fair market value of the underlying common stock. The company recognized $53,000 in compensation expense during FY 2002 for stock grants to employees. No compensation expense related to stock options was recorded during 2001, or 2000 as the option exercise prices were equal to or greater than the fair market value of the underlying common stock on the date of the grant. In addition, no compensation expense was recognized on any purchases of common stock under the Employee Stock Purchase Plan during the year. Had

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense been determined based upon fair values of the options at the grant date in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and earnings per share would have been as follows:

	2002	2001	2000
	(In thousands, except per share data)
Net loss:
As reported	$(18,695)	$(14,963)	$(3,025)
Pro forma	(19,944)	(16,478)	(5,260)
Loss per share:
As reported—basic and diluted	$(1.56)	$(1.24)	$(0.31)
Pro forma—basic and diluted	$(1.66)	$(1.37)	$(0.53)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	4.25%	5.00%	6.00%
Dividend yield	—	—	—
Expected volatility	75%	75%	75%
Expected option life in years	10	10	10

15.    RELATED PARTIES

The following represent related party transactions:

	Year Ended July 31,
	2002	2001	2000
	(In thousands)
Purchases from ACT Manufacturing, affiliate through common ownership	$—	$—	$13,571
Sales to ACT Manufacturing	—	—	101
Purchases from CSHC and subsidiaries	784	985	444
Sales to CSHC and subsidiaries	1	—	187

During fiscal 2001, management determined that ACT Manufacturing (“ACT”) was not a related party due to the resignation of David Lee, eOn’s Chairman, from the board of directors of ACT. Accordingly, purchases from and sales to ACT in fiscal 2002 and 2001 are excluded from the disclosure above.

The following represent related party balances:

	July 31,
	2002	2001
	(In thousands)
Payable to CII	84	60

In addition, at July 31, 1998 the Company had a $3,184,000 note receivable from CSHC that was reflected as a reduction of stockholder’s equity in the accompanying financial statements. The note matures on or before December 31, 2002. During 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note balance. Additionally, the Company loaned the former parent $2,600,000. The loan is due and payable on demand and provides for interest at a rate equal to prime plus 1.5% (8.25% at July 31, 2001). During 2000, the Company received $420,000 in principal payments against the note receivable and distributed the $2,600,000 note to CSHC in payment of a dividend payable. During 2002, the note receivable and accrued interest was contributed to CSPR prior to the spin-off.

eON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    EMPLOYEE SAVINGS PLAN

Substantially all employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During 2002, 2001, and 2000, contributions allocated by the Company totaled $96,000, $138,000 and $85,000 respectively.

17.    COMMITMENTS AND CONTINGENCIES

At July 31, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,258,000.

During fiscal 2001, the Company issued a $750,000 letter of credit to the lessor of the Memphis, Tennessee facility under the terms of the lease agreement. The letter of credit permitted the landlord to draw against it in the event the Company defaulted on the lease agreement. In 2002, the Company entered into a lease termination agreement. The $750,000 letter of credit was cancelled, and a new $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The $1,400,000 letter of credit is secured by $1,400,000 of municipal securities.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

18.    EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

	2002	2001	2000
	(In thousands, except per share data)
Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(5,687)	$(14,318)	$(3,335)
Weighted average shares outstanding	12,013	12,040	9,885

Basic and diluted loss per share before discontinued operations and extraordinary items	$(0.47)	$(1.19)	$(0.34)

Potential common shares related to options outstanding at July 31, 2002 to purchase 1,842,566 shares of common stock were excluded from the computation of diluted loss per share for the year ended July 31, 2002 because their inclusion would have had an antidilutive effect.

Potential common shares related to options outstanding at July 31, 2001 to purchase 2,002,837 shares of common stock were excluded from the computation of diluted loss per share for the year ended July 31, 2001 because their inclusion would have had an antidilutive effect.

Potential common shares related to the assumed conversion of 1,463,206 shares of preferred stock prior to the offering and options outstanding at July 31, 2000 to purchase 1,780,344 shares of common stock were excluded from the computation of diluted loss per share for the year ended July 31, 2000 because their inclusion would have had an antidilutive effect on earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on December 19, 2002 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, are incorporated herein by reference in response to this item.

Information with respect to executive officers is set forth under the caption “Executive Officers” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A)  (1)    Financial Statements

The following information appears in Item 8 of Part II of this Report:

— Independent Auditors’ Report
— Consolidated Balance Sheets as of July 31, 2002 and 2001
— Consolidated Statements of Operations for the Years Ended July 31, 2002, 2001, and 2000
— Consolidated Statements of Cash Flows for the Years Ended July 31, 2002, 2001, and 2000
— Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended July 31, 2002, 2001, and 2000
— Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

The following financial statement schedule is included in this report:

Schedule II—Valuation and Qualifying Accounts

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

EON COMMUNICATIONS CORPORATION

By:	/s/ LANNY N. LAMBERT
Lanny N. Lambert, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)

Date: October 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TROY E. LYNCH Troy E. Lynch	President, Chief Executive Officer (Principal Executive Officer)	October 29, 2002

/s/ LANNY N. LAMBERT Lanny N. Lambert	Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)	October 29, 2002

/s/ THOMAS G. BEVAN Thomas G. Bevan	Vice President, Chief Marketing Officer	October 29, 2002

/s/ DAVID S. LEE David S. Lee	Chairman	October 29, 2002

/s/ STEPHEN R. BOWLING Stephen R. Bowling	Director	October 29, 2002

/s/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 29, 2002

/s/ W. FRANK KING W. Frank King	Director	October 29, 2002

/s/ JENNY HSUI THELEEN Jenny Hsui Theleen	Director	October 29, 2002

CERTIFICATIONS OF PERIODIC REPORT
PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Troy E. Lynch, certify that:

1.  I have reviewed this annual report on Form 10-K of eOn Communications Corporation (“Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

By:	/s/ TROY E. LYNCH
Troy E. Lynch Chief Executive Officer
Date:    October 29, 2002

I, Lanny N. Lambert, certify that:

1.  I have reviewed this annual report on Form 10-K of eOn Communications Corporation (“Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

By:	/s/ LANNY N. LAMBERT
Lanny N. Lambert Chief Financial Officer
Date:    October 29, 2002

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2000:
Allowance for doubtful accounts and sales allowance	602,748	192,619	—	337,695	457,672
Warranty reserve	139,124	91,578	—	99,794	130,908
2001:
Allowance for doubtful accounts and sales allowance	457,672	986,057	—	178,594	1,265,135
Warranty reserve	130,908	428,370		338,726	220,552
2002:
Allowance for doubtful accounts and sales allowance	1,265,135	164,000	—	562,924	866,211
Warranty reserve	220,552	213,044	—	234,854	198,742

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Promissory Note issued by Cortelco Systems Holding Corporation in favor of eOn, dated as of July 31, 1997.

10.2*	Form of Indemnity Agreement between eOn and its officers and directors.

10.3	Sublease Termination and Release Agreement between eOn and TC Forest Hill Development, LP dated May 31, 2002.

10.9#@	Separation Agreement, dated as of February 19, 2001, by and between eOn and Robert R. Cash

18	Preferability letter regarding LIFO to FIFO change in inventory accounting

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

99.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes—Oxley Act of 2002

(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K