Form 10-Q
period 2002-10-31
EON COMMUNICATIONS CORP
filed 2002-12-13
CIK 1084752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-26399

EON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144
(Address of principal executive office)

(770) 423-2200
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,050,963 shares of Common Stock, $.001 par value, as of November 30, 2002.

EON COMMUNICATIONS CORPORATION
FORM 10-Q
QUARTER ENDED OCTOBER 31, 2002

EON COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

eOn Communications Corporation
Balance Sheets (Unaudited)
October 31, 2002 and July 31, 2002
(Dollars in thousands)

	October 31, 2002	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$2,682
Marketable securities	6,399	6,610
Trade accounts receivable	2,074	1,986
Inventories	2,764	2,710
Other current assets	285	125

Total current assets	13,062	14,113
Property and equipment, net	1,541	1,631
Intangible assets, net	26	27

Total	$14,629	$15,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,726	$1,292
Accrued special charges	179	234
Accrued expenses and other	1,859	1,983
Note payable—current	665	665
Payable to affiliate	111	84

Total current liabilities	4,540	4,258
Note payable—noncurrent	446	613

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	51,882	51,877
Accumulated deficit	(42,251)	(40,989)

Total stockholders’ equity	9,643	10,900

Total	$14,629	$15,771

See notes to financial statements.

eOn Communications Corporation
Statements of Operations (Unaudited)
For the Three Months Ended October 31, 2002 and 2001
(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2002	2001
Net revenue	$3,555	$5,022
Cost of revenues	1,770	2,198

Gross profit	1,785	2,824
Operating expenses:
Selling, general, and administrative	2,300	2,439
Research and development	747	775

Total operating expenses	3,047	3,214

Loss from operations	(1,262)	(390)
Interest income	(37)	(108)
Interest expense	9	—
Other expense, net	28	8

Loss from continuing operations before income tax benefit	(1,262)	(290)
Income tax benefit	—	—

Loss before discontinued operations and cumulative effect of change in accounting principle	(1,262)	(290)
Loss from discontinued operations, net of tax	—	(65)
Cumulative effect of change in accounting principle, net of tax	—	(10,375)

Net loss	$(1,262)	$(10,730)

Net loss per common share
Basic and Diluted:
Net loss from continuing operations	$(0.10)	$(0.02)
Discontinued operations, net of tax	(0.00)	(0.01)
Cumulative effect of change in accounting principle, net of tax	(0.00)	(0.86)

Net loss per common share	$(0.10)	$(0.89)

See notes to financial statements.

eOn Communications Corporation
Statements of Cash Flows (Unaudited)
For the Three Months Ended October 31, 2002 and 2001
(Dollars in thousands)

	Three Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,262)	$(10,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	65
Cumulative effect of change in accounting principle	—	10,375
Depreciation and amortization	182	188
Changes in net assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	(88)	309
Inventories	(54)	574
Other current assets	(160)	(99)
Trade accounts payable	434	255
Receivable/payable to affiliate	27	(82)
Accrued expenses and other	(124)	(281)
Accrued special charges	(55)	(667)

Net cash used in operating activities	(1,100)	(93)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90)	(53)
Purchases of marketable securities	(1,500)	(800)
Sales of marketable securities	1,710	—

Net cash provided by (used in) investing activities	120	(853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(167)	—
Purchases of treasury stock	(3)	(203)
Proceeds from ESPP and stock option exercises	8	44

Net cash used in financing activities	(162)	(159)
Net decrease in cash and cash equivalents	(1,142)	(1,105)
Cash and cash equivalents, beginning of period	2,682	3,590

Cash and cash equivalents, end of period	$1,540	$2,485

See notes to financial statements.

eOn Communications Corporation
Notes to Financial Statements (Unaudited)
For the Three Months Ended October 31, 2002 and 2001
(Dollars in thousands)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2002 and for all periods presented.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of July 31, 2002 and 2001 and for each of the three years in the period ended July 31, 2002, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management adopted SFAS No. 142 on August 1, 2001. See Footnote 5 for more information.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Management adopted SFAS No. 143 in the first quarter of fiscal year 2003. The Company does not expect SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Management adopted SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect SFAS No. 144 to have a significant impact on its future results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on August 1, 2002. The Company does not expect SFAS No. 145 to have a significant impact on the Company’s future results of operations or financial position.

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

Operating results of the discontinued operations are as follows:

Three months ended October 31, 2001
(In thousands)
Net sales	$3,880

Loss before income taxes	(65)
Income tax expense	—

Net loss from discontinued operations	$(65)

Net loss per share:
Basic and diluted	$(0.01)

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

Major components of the restructuring plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2002. The remaining expenditures for the restructuring plan are expected to be substantially complete by April 30, 2003.

The following table summarizes the activity relating to the special charges during the first quarter of fiscal 2003 and the associated liabilities at October 31, 2002:

	July 31, 2002 Liability Balance	Charges	Expenditures	Other Adjustments	Oct. 31, 2002 Liability Balance
Termination benefits	$61	$—	$(39)	$—	$22
Excess facilities cost	173	—	(16)	—	157

Total	$234	$—	$(55)	$—	$179

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

Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company’s previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company’s quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2002. The income tax effect of this change in accounting principle was $0.

6.    LOSS PER SHARE

The computations of basic and diluted loss per share were as follows:

	Three Months Ended October 31,
	2002	2001
	(In thousands, except per share data)
Basic and diluted loss per share:
Loss from continuing operations	$(1,262)	$(290)
Weighted average shares outstanding	12,049	12,017

Loss from continuing operations per share	$(0.10)	$(0.02)

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,778,611 and 1,818,426 options outstanding at October 31, 2002 and 2001, respectively.

7.    INVENTORIES

Inventories consist of the following:

	Oct. 31,	July 31,
	2002	2002
	(In thousands)
Raw materials and purchased components	$239	$68
Finished goods	2,525	2,642

Total inventories	$2,764	$2,710

8.    CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the three months ended Oct 31, 2002:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at July 31, 2002	12,040,634	$12	$51,877	$(40,989)	$10,900
Net loss and comprehensive loss	—	—	—	(1,262)	(1,262)
Repurchases of common stock	(10,900)	—	(3)	—	(3)
Issuance of common stock under employee stock plan	21,229	—	8	—	8

Balance at April 30, 2002	12,050,963	$12	$51,882	$(42,251)	$9,643

9.    COMMITMENTS AND CONTINGENCIES

At October 31, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,615,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement.

The Company issued a standby letter of credit in the amount of $374,000 during the first quarter to secure performance and payment under a contract entered into with a municipal customer. The letter of credit is secured by $374,000 in municipal securities and expires on June 15, 2003.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended July 31, 2002.

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

Three Months Ended October 31, 2002 and 2001

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 – Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues.    Total revenues decreased 29.2% to $3.5 million in the quarter ended October 31, 2002 from $5.0 million in the quarter ended October 31, 2001. The decline from Q1 2002 to Q1 2003 resulted primarily from a weaker U.S. economic environment in the current quarter, which resulted in capital constraints and delays in purchasing by potential and existing customers.

Cost of Revenues and Gross Profit.    Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 36.8% to $1.8 million in the quarter ended October 31, 2002 from $2.8 million in the quarter ended October 31, 2001, primarily due to the lower level of revenues. Gross margin declined to 50.2% in the quarter ended October 31, 2002 from 56.2% in the quarter ended October 31, 2001, due to a larger percentage of current quarter revenues being derived from the sale of our lower margin Millennium products.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 5.7% to $2.3 million in the quarter ended October 31, 2002 from $2.4 million in the quarter ended October 31, 2001. The decrease was primarily due to reductions in personnel and related expenses from the implementation of our restructuring plan.

Research and Development.    Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $747 thousand in the quarter ended October 31, 2002 compared to $775 thousand in the quarter ended October 31, 2001.

Interest and other income and expense.    Interest income was $37 thousand in the current quarter, as compared to $108 thousand in the quarter ended October 31, 2001. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Interest expense was $9 thousand in the current quarter, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. There was no interest expense in the prior year quarter. Other income and expense was relatively unchanged at $28 thousand in the current quarter and $8 thousand in the prior year period.

Cumulative Effect of Change in Accounting Principle.    We recorded $11.7 million of goodwill related to the acquisition of BCS Technologies, Inc. in April 1999 and amortized the amount using an estimated 20-year life through fiscal 2001. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill for impairment from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill.

The adoption of SFAS No. 142 on August 1, 2001 resulted in the Company recording goodwill impairment in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the financial statements for the three months ended October 31, 2001. The income tax effect of this change in accounting principle was $0.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, we had cash and cash equivalents of $1.6 million, $6.4 million in short term investments, and a working capital balance of $8.5 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $1.1 million and $0.1 million for the three months ended October 31, 2002 and 2001, respectively. The net operating cash outflow for the current period was primarily the result of our operating loss (adjusted for non-cash items), which was partially offset by an increase in accounts payable. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items), which was significantly affected by decreases in accounts receivable and inventories and expenditures for accrued special charges.

Our investing activities resulted in a cash inflow of $0.1 million for the three months ended October 31, 2002, and a cash outflow of $0.9 million for the three months ended October 31, 2001. Cash provided by investing activities in the current period consisted primarily of $0.2 million in net sales of marketable securities offset by $0.1 million in capital expenditures. Cash used in investing activities for the period ended October 31, 2001 consisted primarily of the purchase of $0.8 million in marketable securities, offset by purchases of property and equipment of $0.1 million.

Our financing activities have resulted in cash outflows of $0.2 million and $0.2 million for the three months ended October 31, 2002 and 2001, respectively. Cash used in financing activities in the current period consisted primarily of payments against our outstanding note payable. In the prior period, cash used in financing activities consisted primarily of purchases of common stock under the Company’s stock repurchase program.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At October 31, 2002, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,615,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement.

The Company issued a standby letter of credit in the amount of $374,000 during the first quarter to secure performance and payment under a contract entered into with a municipal customer. The letter of credit is secured by $374,000 in municipal securities and expires on June 15, 2003.

The Company received notification from Nasdaq in May 2002 that the Company was not in compliance with the minimum bid price requirements for continued listing on the Nasdaq National Market. In August 2002, the Company applied for, and was granted permission to transfer to the Nasdaq SmallCap Market. The Company believes, based upon current Nasdaq guidelines, that we effectively have until May 2003 to regain compliance with the minimum bid price requirement for continued listing.

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

We face many risks from expanding into foreign markets.

The Company expects to increase sales to customers outside of the United States and establish additional distribution channels in Asia. However, foreign markets for our products may develop more slowly than currently anticipated. eOn may not be able to successfully establish international distribution channels, or may not be able to hire the additional personnel necessary to support such distribution channels.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because our growth initiatives include expansion into foreign markets, we are subject to the risks of conducting business outside of the United States, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	difficulty in managing widespread sales and customer service operations; and
•	less effective protection of intellectual property.

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

As of November 30, 2002, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,439,389 shares, or 43.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management adopted SFAS No. 142 on August 1, 2001. See Footnote 5 for more information.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Management adopted SFAS No. 143 in the first quarter of fiscal year 2003. The Company does not expect SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Management adopted SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect SFAS No. 144 to have a significant impact on its future results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on August 1, 2002. The Company does not expect SFAS No. 145 to have a significant impact on the Company’s future results of operations or financial position.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of eOn (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the design and operation of eOn’s disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this Form 10-Q, that eOn’s disclosure controls and procedures are effective to ensure that information required to be disclosed by eOn in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by eOn in such reports is accumulated and communicated to eOn’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in eOn’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

(B)  Reports On Form 8-K.

None.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date:	December 13, 2002	\s\ LANNY N. LAMBERT Lanny N. Lambert Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

CERTIFICATIONS OF PERIODIC REPORT
PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Troy E. Lynch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eOn Communications Corporation (“Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ TROY E. LYNCH
Troy E. Lynch
Chief Executive Officer

I, Lanny N. Lambert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eOn Communications Corporation (“Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ LANNY N. LAMBERT
Lanny N. Lambert
Chief Financial Officer