Form 10-Q
period 2003-01-31
EON COMMUNICATIONS CORP
filed 2003-03-17
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,050,963 shares of Common Stock, $.001 par value, as of February 28, 2003.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2003

EON COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eOn Communications Corporation

Balance Sheets (Unaudited)

January 31, 2003 and July 31, 2002

(Dollars in thousands)

	January 31, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,403	$2,682
Marketable securities	5,200	6,610
Trade accounts receivable	2,666	1,986
Inventories	2,775	2,710
Other current assets	243	125

Total current assets	12,287	14,113
Property and equipment, net	1,421	1,631
Intangible assets, net	22	27

Total	$13,730	$15,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	1,604	1,292
Accrued special charges	—	234
Accrued expenses and other	2,008	1,983
Note payable – current	665	665
Payable to affiliate	62	84

Total current liabilities	4,339	4,258
Note payable – noncurrent	280	613
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	51,882	51,877
Accumulated deficit	(42,783)	(40,989)

Total stockholders’ equity	9,111	10,900

Total	$13,730	$15,771

See notes to financial statements.

eOn Communications Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months and Six Months Ended January 31, 2003 and 2002

(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net revenue	$4,118	$3,030	$7,673	$8,052
Cost of revenues	1,629	1,359	3,399	3,557

Gross profit	2,489	1,671	4,274	4,495
Operating expenses:
Selling, general, and administrative	2,338	2,366	4,638	4,805
Research and development	733	719	1,480	1,494
Special charges	(63)	—	(63)	—

Total operating expenses	3,008	3,085	6,055	6,299

Loss from operations	(519)	(1,414)	(1,781)	(1,804)
Interest income	(27)	(78)	(64)	(186)
Interest expense	8	—	17	—
Other expense (income), net	32	33	60	42

Loss from continuing operations before income tax benefit	(532)	(1,369)	(1,794)	(1,660)
Income tax benefit	—	—	—	—

Loss before discontinued operations and cumulative effect of change in accounting principle	(532)	(1,369)	(1,794)	(1,660)
Loss from discontinued operations, net of tax	—	(571)	—	(636)

Loss before cumulative effect of change in accounting principle	(532)	(1,940)	(1,794)	(2,296)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(10,375)

Net loss	$(532)	$(1,940)	$(1,794)	$(12,671)

Net loss per common share
Basic and Diluted:
Net loss from continuing operations	$(0.04)	$(0.11)	$(0.15)	$(0.14)
Discontinued operations, net of tax	(0.00)	(0.05)	(0.00)	(0.05)
Cumulative effect of change in accounting principle, net of tax	(0.00)	0.00	(0.00)	(0.86)

Net loss per common share	$(0.04)	$(0.16)	$(0.15)	$(1.06)

See notes to consolidated financial statements

eOn Communications Corporation

Statements of Cash Flows (Unaudited)

For the Six Months Ended January 31, 2003 and 2002

(Dollars in thousands)

	Six Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(1,794)	$(12,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	636
Cumulative effect of change in accounting principle	—	10,375
Depreciation and amortization	368	385
Changes in net assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	(680)	967
Inventories	(65)	352
Other current assets	(118)	(200)
Trade accounts payable	312	20
Receivable/payable to affiliate	(22)	5
Accrued expenses and other	(14)	223
Accrued special charges	(195)	(987)

Net cash used in operating activities	(2,208)	(895)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(152)	(80)
Purchases of marketable securities	(1,500)	(3,310)
Sales of marketable securities	2,909	2,900

Net cash provided by (used in) investing activities	1,257	(490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(333)	—
Purchases of treasury stock	(3)	(203)
Proceeds from ESPP and stock option exercises	8	44

Net cash used in financing activities	(328)	(159)
CASH TO DISCONTINUED OPERATIONS	—	(143)
Net decrease in cash and cash equivalents	(1,279)	(1,687)
Cash and cash equivalents, beginning of period	2,682	3,590

Cash and cash equivalents, end of period	$1,403	$1,903

See notes to financial statements.

eOn Communications Corporation

Notes to Financial Statements (Unaudited)

For the Three Months and Six Months Ended January 31, 2003 and 2002

(Dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2003 and for all periods presented.

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

Operating results of the discontinued operations are as follows:

	Three months ended January 31, 2002	Six months ended January 31, 2002
	(In thousands)
Net sales	$2,398	$6,150

Loss before income taxes	(571)	(636)
Income tax expense	—	—

Net loss from discontinued operations	$(571)	$(636)

Net loss per share:
Basic and diluted	$(0.05)	$(0.05)

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

Major components of the restructuring plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2002. The remaining expenditures for the restructuring plan were completed during the quarter ended January 31, 2003

The following table summarizes the activity relating to the special charges during the first two quarters of fiscal 2003 and the associated liabilities at January 31, 2003:

	July 31, 2002 Liability Balance	Charges	Expenditures	Other Adjustments	Jan 31, 2003 Liability Balance
Termination benefits	$61	$—	$(61)	$—	$—
Excess facilities cost	173	(63)	(110)	—	—

Total	$234	$(63)	$(171)	$—	$—

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

6. LOSS PER SHARE

The computations of basic and diluted loss per share were as follows:

	Three Months Ended January 31		Six Months Ended January 31, 2003
	2003	2002	2003	2002
	(In thousands, except per share data)
Basic and diluted loss per share:
Loss from continuing operations	$(532)	$(1,369)	$(1,794)	$(1,660)
Weighted average shares outstanding	12,051	11,981	12,050	11,999

Loss from continuing operations per share	$(0.04)	$(0.11)	$(0.15)	$(0.14)

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,779,742 and 1,787,463 options outstanding at January 31, 2003 and 2002, respectively.

7. INVENTORIES

Inventories consist of the following:

	Jan 31, 2003	July 31, 2002
	(In thousands)
Raw materials and purchased components	$382	$68
Finished goods	2,393	2,642

Total inventories	$2,775	$2,710

8. PRODUCT WARRANTIES

The Company provides standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. The Company estimates the cost of satisfying warranty claims based on analysis of past claims experience. Quarterly evaluations of these estimates are performed, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

Information regarding the changes in the Company’s aggregate product warranty accrual for the six-month reporting period was as follows:

	Six Months Ended January 31,
	2003	2002
	(in thousands)
Beginning balance	$199	$221
Warranty cost incurred	(123)	(146)
Accruals for warranties issued during the period	145	102
Accrual related to pre-existing warranties (including changes in estimates)	—	—

	$221	$177

9. CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the six months ended January 31, 2003:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2002	12,040,634	$12	$51,877	$(40,989)	$10,900
Net loss and comprehensive loss	—	—	—	(1,794)	(1,794)
Repurchases of common stock	(10,900)	—	(3)	—	(3)
Issuance of common stock under employee stock plan	21,229	—	8	—	8

Balance at January 31, 2003	12,050,963	$12	$51,882	$(42,783)	$9,111

10. COMMITMENTS AND CONTINGENCIES

At January 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,821,498.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of January 31, 2003 was $1,225,000.

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

•	Product Warranties – We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Inventory Obsolescence – We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Allowance for Uncollectible Accounts Receivable – We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Three Months Ended January 31, 2003 and 2002

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 – Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues. Total revenues increased 35.9% to $4.1 million in the quarter ended January 31, 2003 from $3.0 million in the quarter ended January 31, 2002. The increase from Q2 2002 to Q2 2003 resulted primarily from increased sales of our eQueue product of $1.3 million, offset by a decline in Millennium revenues of $0.3 million. The large increase in eQueue sales reflected significant revenues from our international and domestic resellers.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 49.0% to $2.5 million in the quarter ended January 31, 2003 from $1.7 million in the quarter ended January 31, 2002, primarily due to the higher level of eQueue revenues. Gross margin increased to 60.4% in the quarter ended January 31, 2003 from 55.1% in the quarter ended January 31, 2002, due to a larger percentage of current quarter revenues being derived from the sale of our higher margin eQueue products.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 1.2% to $2.3 million in the quarter ended January 31, 2003 from $2.4 million in the quarter ended January 31, 2002, as our expense structure was essentially unchanged from the prior year.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $733 thousand in the quarter ended January 31, 2003 compared to $719 thousand in the quarter ended January 31, 2002.

Special charges. During the quarter ended January 31, 2003, the Company agreed upon and settled its liability for recapture taxes for the former Memphis facility. As a result of this favorable settlement and the previous settlement of all other liabilities from our restructuring plan, the company recognized income of $63 thousand in operating expenses as a result of eliminating the accrued liability for special charges.

Interest and other income and expense. Interest income was $27 thousand in the current quarter, as compared to $78 thousand in the quarter ended January 31, 2002. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Interest expense was $8 thousand in the current quarter, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. There was no interest expense in the prior year quarter. Other income and expense was relatively unchanged at $32 thousand in the current quarter and $33 thousand in the prior year period.

Six Months Ended January 31, 2003 and 2002

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 – Discontinued Operations in the notes to the consolidated financial statements).

Net Revenues. Total revenues decreased 4.7% to $7.7 million in the six months ended January 31, 2003 from $8.1 million in the six months ended January 31, 2002. The decline resulted primarily from increased eQueue revenues of $0.2 million, which were more than offset by a decline in Millennium revenues of $0.6 million. The decline in Millennium revenues was primarily due to a weaker U.S. economic environment during the current period.

Cost of Revenues and Gross Profit. Gross profit decreased 4.9% to $4.3 million in the period ended January 31, 2003 from $4.5 million in the period ended January 31, 2002, in line with the lower level of revenues. Gross margin was relatively unchanged at 55.7% in the six months ended January 31, 2003 from 55.8% in the six months ended January 31, 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3.5% to $4.6 million in the period ended January 31, 2003 from $4.8 million in the period ended January 31, 2002. The decrease was primarily due to reductions in personnel and related expenses from the implementation of our restructuring plan.

Research and Development. Research and development expenses were unchanged at $1.5 million in the six months ended January 31, 2003 and 2002.

Special charges. During the six months ended January 31, 2003, the Company agreed upon and settled its liability for recapture taxes for the former Memphis facility. As a result of this favorable settlement and the previous settlement of all other liabilities from our restructuring plan, the company recognized income of $63 thousand in operating expenses as a result of eliminating the accrued liability for special charges.

Interest and other income and expense. Interest income was $64 thousand in the current period, as compared to $186 thousand in the six months ended January 31, 2002. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Interest expense was $17 thousand in the current period, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. There was no interest expense in the prior year period. Other income and expense was relatively unchanged at $60 thousand in the current period and $42 thousand in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, we had cash and cash equivalents of $1.4 million, $5.2 million in short term investments, and a working capital balance of $7.9 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in net cash outflows of $2.2 million and $0.9 million for the six months ended January 31, 2003 and 2002, respectively. The net operating cash outflow for the current period was primarily the result of our operating loss (adjusted for non-cash items) and an increase in accounts receivable associated with the increase in revenues at the end of the period. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items), which was significantly affected by decreases in accounts receivable and inventories and expenditures for accrued special charges.

Our investing activities resulted in a cash inflow of $1.3 million for the six months ended January 31, 2003, and a cash outflow of $0.5 million for the six months ended January 31, 2002. Cash provided by investing activities in the current period consisted primarily of $1.4 million in net sales of marketable securities offset by $0.2 million in capital expenditures. Cash used in investing activities for the period ended January 31, 2002 consisted primarily of net purchases of $0.4 million in marketable securities in addition to purchases of property and equipment of $0.1 million.

Our financing activities have resulted in cash outflows of $0.3 million and $0.2 million for the six months ended January 31, 2003 and 2002, respectively. Cash used in financing activities in the current period consisted primarily of payments against our outstanding note payable. In the prior period, cash used in financing activities consisted primarily of purchases of common stock under the Company’s stock repurchase program.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At January 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,821,498.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of January 31, 2003 was $1,225,000.

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

Because our growth initiatives include expansion into foreign markets, we are subject to the risks of conducting business outside of the United States, including:

- changes in a specific country’s or region’s political or economic conditions;

- trade protection measures and import or export licensing requirements;

- potentially negative consequences from changes in tax laws;

- difficulty in managing widespread sales and customer service operations; and

- less effective protection of intellectual property.

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

As of February 28, 2003, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,543,732 shares, or 44.3% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held the 2002 Annual Meeting of Stockholders on December 19, 2002 at our corporate headquarters. At that meeting, a majority of stockholders voted to elect W. Frank King (9,999,237 votes for, 442,894 votes withheld) to serve as director for a term of three years. Stephen R. Bowling, Frederick W. Gibbs, W. Frank King, and David S. Lee are continuing directors who were not up for election at the meeting.

In addition, stockholders ratified the appointment of Deloitte & Touche LLP (10,149,759 votes for, 288,505 votes against, 3,867 abstentions) as our independent auditors for the fiscal year ending July 31, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits.

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350

(B) Reports On Form 8-K.

On December 11, 2002, the Company filed with the Securities and Exchange Commission a report on Form 8-K disclosing the appointment of Frederick W. Gibbs to fill the vacancy created by the resignation of Jenny Hsui Theleen from the Board of Directors.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date: March 17, 2003	/s/ LANNY N. LAMBERT
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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ TROY E. LYNCH
Troy E. Lynch Chief Executive Officer

I, Lanny N. Lambert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eOn Communications Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ LANNY N. LAMBERT
Lanny N. Lambert Chief Financial Officer