Form 10-Q
period 2003-04-30
EON COMMUNICATIONS CORP
filed 2003-06-11
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-26399

(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,145,688 shares of Common Stock, $.001 par value, as of May 31, 2003.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2003

EON COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Condensed Balance Sheets (Unaudited)

April 30, 2003 and July 31, 2002

(Dollars in thousands)

	April 30, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,641	$2,682
Marketable securities	4,200	6,610
Trade accounts receivable, net of allowance of $662 and $866, respectively	2,461	1,986
Inventories	2,696	2,710
Other current assets	173	125

Total current assets	12,171	14,113

Property and equipment, net	1,289	1,631
Intangible assets, net	3	27

Total	$13,463	$15,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,275	$1,292
Accrued special charges	—	234
Accrued expenses and other	2,132	1,983

Note payable—current	665	665
Payable to affiliate	55	84

Total current liabilities	4,127	4,258

Note payable—noncurrent	114	613
Commitments and contingencies (see Footnote 10)	—	—

Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	51,911	51,877
Accumulated deficit	(42,701)	(40,989)

Total stockholders’ equity	9,222	10,900

Total	$13,463	$15,771

See notes to condensed financial statements.

eOn Communications Corporation and Subsidiaries

Condensed Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended April 30, 2003 and 2002

(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net revenue	$4,749	$3,266	$12,422	$11,318
Cost of revenues	1,780	1,408	5,180	4,965

Gross profit	2,969	1,858	7,242	6,353

Operating expenses:
Selling, general, and administrative	2,197	2,241	6,835	7,046
Research and development	686	713	2,166	2,207
Special charges	—	970	(63)	970

Total operating expenses	2,883	3,924	8,938	10,223

Income (loss) from operations	86	(2,066)	(1,696)	(3,870)
Interest income	(16)	(56)	(80)	(242)
Interest expense	9	—	26	—
Other expense (income), net	11	130	70	171

Income (loss) from continuing operations before income tax benefit	82	(2,140)	(1,712)	(3,799)
Income tax benefit	—	—	—	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	82	(2,140)	(1,712)	(3,799)

Loss from discontinued operations, net of tax	—	(901)	—	(1,537)

Income (loss) before cumulative effect of change in accounting principle	82	(3,041)	(1,712)	(5,336)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(10,375)

Net income (loss)	$82	$(3,041)	$(1,712)	$(15,711)

Net income (loss) per common share
Basic and Diluted:
Net income (loss) from continuing operations	$0.01	$(0.18)	$(0.14)	$(0.32)
Discontinued operations, net of tax	0.00	(0.07)	0.00	(0.13)
Cumulative effect of change in accounting principle, net of tax	0.00	0.00	0.00	(0.86)

Net income(loss) per common share	$0.01	$(0.25)	$(0.14)	$(1.31)

See notes to condensed financial statements

eOn Communications Corporation

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended April 30, 2003 and 2002

(Dollars in thousands)

	Nine Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,712)	$(15,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	1,537
Cumulative effect of change in accounting principle	—	10,375
Depreciation and amortization	560	568
Changes in net assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	(475)	1,415
Inventories	14	(97)
Other current assets	(48)	(87)
Trade accounts payable	(17)	603
Receivable/payable to affiliate	(29)	(21)
Accrued expenses and other	110	(63)
Accrued special charges	(195)	(298)

Net cash used in operating activities	(1,792)	(1,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(110)
Purchases of marketable securities	(1,500)	(5,310)
Sales of marketable securities	3,909	6,388

Net cash provided by investing activities	2,216	968

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(499)	—
Purchases of treasury stock	(3)	(203)
Proceeds from ESPP and stock option exercises	37	84

Net cash used in financing activities	(465)	(119)

CASH TO DISCONTINUED OPERATIONS	—	(294)
Net decrease in cash and cash equivalents	(41)	(1,224)
Cash and cash equivalents, beginning of period	2,682	3,590

Cash and cash equivalents, end of period	$2,641	$2,366

See notes to condensed financial statements.

eOn Communications Corporation

Notes to Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended April 30, 2003 and 2002

(Dollars in thousands)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2003 and for all periods presented.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2002 and 2001 and for each of the three years in the period ended July 31, 2002, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Stock Compensation Plans

At April 30, 2003, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended April 30		Nine Months Ended April 30
	2003	2002	2003	2002
	(Thousands of Dollars, excluding per share data)
Net income (loss) as reported	$82	$(3,041)	$(1,712)	$(15,711)
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(246)	(312)	(738)	(937)

Pro forma net income (loss)	$(164)	$(3,353)	$(2,450)	$(16,648)

Net income (loss) per share—basic and diluted:
Net income (loss) per share—as reported	$0.01	$(0.25)	$(0.14)	$(1.31)
Net income (loss) per share—pro forma	$(0.01)	$(0.28)	$(0.20)	$(1.39)

2.	REVENUE RECOGNITION

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

The Company’s financial statements have been restated to reflect the Caribbean / Latin America subsidiary as a discontinued operation for all periods presented. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying condensed financial statements.

Operating results of the discontinued operations are as follows:

	Three months ended April 30, 2002	Nine months ended April 30, 2002
	(In thousands)
Net sales	$1,769	$8,133

Loss before income taxes	(901)	(1,537)
Income tax expense	—	—

Net loss from discontinued operations	$(901)	$(1,537)

Net loss per share:
Basic and diluted	$(0.07)	$(0.13)

4.	SPECIAL CHARGES

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

Major components of the restructuring plan included corporate management changes; the relocation and concentration of management and strategic functions at the Company’s headquarters in Atlanta, Georgia; site closures; outsourcing initiatives for the assembly, repair, and manufacturing of our products; and workforce reductions of approximately 40%. The majority of the restructuring plan was completed by July 31, 2002. The remaining expenditures for the restructuring plan were completed during the quarter ended January 31, 2003..

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

Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company’s previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company’s quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying condensed statement of operations for the nine months ended April 30, 2002. The income tax effect of this change in accounting principle was $0.

6.	LOSS PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30, 2003
	2003	2002	2003	2002
	(In thousands, except per share data)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$82	$(2,140)	$(1,712)	$(3,799)
Weighted average shares outstanding	12,104	12,014	12,067	12,004

Income (loss) from continuing operations per share	$0.01	$(0.18)	$(0.14)	$(0.32)

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 1,694,865 and 1,782,673 options outstanding at April 30, 2003 and 2002, respectively.

7.	INVENTORIES

Inventories consist of the following:

	Apr 30, 2003	July 31, 2002
	(In thousands)
Raw materials and purchased components	$403	$68
Finished goods	2,293	2,642

Total inventories	$2,696	$2,710

8.	PRODUCT WARRANTIES

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

Information regarding the changes in the Company’s aggregate product warranty accrual for the nine-month reporting period was as follows:

	Nine Months Ended April 30,
	2003	2002
	(in thousands)
Beginning balance	$199	$221
Warranty cost incurred	(162)	(165)
Accruals for warranties issued during the period	220	143
Accrual related to pre-existing warranties (including changes in estimates)	—	—

	$257	$199

9.	CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2003:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2002	12,040,634	$12	$51,877	$(40,989)	$10,900
Net loss and comprehensive loss	—	—	—	(1,712)	(1,712)
Repurchases of common stock	(10,900)	—	(3)	—	(3)
Issuance of common stock under employee stock plan	111,747	—	37	—	37

Balance at April 30, 2003	12,141,481	$12	$51,911	$(42,701)	$9,222

10.	COMMITMENTS AND CONTINGENCIES

At April 30, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,439,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of April 30, 2003 was $1,050,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed below. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our condensed financial statements and the notes included thereto.

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

Three Months Ended April 30, 2003 and 2002

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3—Discontinued Operations in the notes to the condensed financial statements).

Net Revenues. Total revenues increased 45.4% to $4.7 million in the quarter ended April 30, 2003 from $3.3 million in the quarter ended April 30, 2002. The increase from Q3 2002 to Q3 2003 resulted primarily from increased sales of our eQueue product of $1.5 million, offset by a decline in Millennium revenues of $0.1 million. The large increase in eQueue sales reflected significant revenues from our direct sales channel and domestic resellers.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 59.8% to $3.0 million in the quarter ended April 30, 2003 from $1.9 million in the quarter ended April 30, 2002, primarily due to the higher level of eQueue revenues. Gross margin increased to 62.5% in the quarter ended April 30, 2003 from 56.9% in the quarter ended April 30, 2002, due to a larger percentage of current quarter revenues being derived from the sale of our higher margin eQueue products.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses were unchanged at $2.2 million in the quarters ended April 30, 2003 and 2002.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were unchanged at $0.7 million in the quarters ended April 30, 2003 and 2002.

Interest and other income and expense. Interest income was $16 thousand in the current quarter, as compared to $56 thousand in the quarter ended April 30, 2002. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Interest expense was $9 thousand in the current quarter, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. There was no interest expense in the prior year quarter. Other income and expense was $11 thousand in the current quarter and $130 thousand in the prior year period. The prior year expense reflected a loss on investments of approximately $100 thousand resulting from the sale of a corporate bond in our portfolio. The sale was necessitated by a decline in credit quality such that the investment no longer met the guidelines of our investment policy.

Nine Months Ended April 30, 2003 and 2002

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3—Discontinued Operations in the notes to the condensed financial statements).

Net Revenues. Total revenues increased 9.8% to $12.4 million in the nine months ended April 30, 2003 from $11.3 million in the nine months ended April 30, 2002. The increase resulted primarily from increased eQueue revenues of $1.7 million, which were offset by a decline in Millennium revenues of $0.6 million. The decline in Millennium revenues was primarily due to a weaker U.S. economic environment during the current period.

Cost of Revenues and Gross Profit. Gross profit increased 14.0% to $7.2 million in the period ended April 30, 2003 from $6.4 million in the period ended April 30, 2002. Gross margin increased to 58.3% in the nine months ended April 30, 2003 from 56.1% in the nine months ended April 30, 2002 due to a higher proportion of eQueue revenues in the current period.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3.0% to $6.8 million in the period ended April 30, 2003 from $7.0 million in the period ended April 30, 2002. The decrease was primarily due to reductions in personnel and related expenses from the implementation of our restructuring plan.

Research and Development. Research and development expenses were unchanged at $2.2 million in the nine months ended April 30, 2003 and 2002.

Special charges. During the nine months ended April 30, 2003, the Company agreed upon and settled its liability for recapture taxes for the former Memphis facility. As a result of this favorable settlement and the previous settlement of all other liabilities from our restructuring plan, the Company recognized income of $63 thousand in operating expenses as a result of eliminating the accrued liability for special charges. In the nine months ended April 30, 2002, the company recorded $970 thousand special charge expense related to the signing of a lease termination agreement on the Company’s former facility in Memphis, Tennessee.

Interest and other income and expense. Interest income was $80 thousand in the current period, as compared to $242 thousand in the nine months ended April 30, 2002. The decrease was due to significantly lower interest rates and a lower level of investments in marketable securities. Interest expense was $26 thousand in the current period, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. There was no interest expense in the prior year period. Other income and expense was $70 thousand in the current period and $171 thousand in the prior year period. The prior year expense reflected a loss on investments of approximately $100 thousand resulting from the sale of a corporate bond in our portfolio. The sale was necessitated by a decline in credit quality such that the investment no longer met the guidelines of our investment policy.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had cash and cash equivalents of $2.6 million, $4.2 million in short term investments ($1.45 million of which secure outstanding letters of credit), and a working capital balance of $8.0 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in net cash outflows of $1.8 million in both the nine months ended April 30, 2003 and 2002. The net operating cash outflow for the current period was primarily the result of our operating loss (adjusted for non-cash items) and an increase in accounts receivable associated with the increase in revenues at the end of the period. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items), which was significantly affected by decreases in accounts receivable, increases in accounts payable, and expenditures for accrued special charges.

Our investing activities resulted in a cash inflow of $2.2 million for the nine months ended April 30, 2003, and a cash inflow of $1.0 million for the nine months ended April 30, 2002. Cash provided by investing activities in the current period consisted primarily of $2.4 million in net sales of marketable securities offset by $0.2 million in capital expenditures. Cash provided by investing activities for the period ended April 30, 2002 consisted primarily of net sales of $1.1 million in marketable securities in addition to purchases of property and equipment of $0.1 million.

Our financing activities have resulted in cash outflows of $0.5 million and $0.1 million for the nine months ended April 30, 2003 and 2002, respectively. Cash used in financing activities in the current period consisted primarily of payments against our outstanding note payable. In the prior period, cash used in financing activities consisted primarily of purchases of common stock under the Company’s stock repurchase program, offset by the proceeds from the employee stock purchase plan and stock option exercises.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At April 30, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,439,461.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of January 31, 2003 was $1,050,000.

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

Because our growth initiatives include expansion into foreign markets, we are subject to the risks of conducting business outside of the United States, including:

—changes in a specific country’s or region’s political or economic conditions;

—trade protection measures and import or export licensing requirements;

—potentially negative consequences from changes in tax laws;

—difficulty in managing widespread sales and customer service operations; and

—less effective protection of intellectual property.

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

As of April 30, 2003, our executive officers, directors and principal stockholders and their affiliates beneficially owned 5,665,746 shares, or 44.8% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

EON COMMUNICATIONS CORPORATION

Date: June 11, 2003	/s/ Lanny N. Lambert
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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Troy E. Lynch
Troy E. Lynch Chief Executive Officer

I, Lanny N. Lambert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eOn Communications Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Lanny N. Lambert
Lanny N. Lambert Chief Financial Officer