Form 10-K
period 2003-07-31
EON COMMUNICATIONS CORP
filed 2003-10-29
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $25,719,000 based upon the closing sale price as reported by the Nasdaq Stock Market on September 30, 2003. The number of outstanding shares of the registrant’s $0.001 par value common stock was 12,270,518 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

ITEM 1. BUSINESS.

INTRODUCTION

eOn Communications Corporation™ (“eOn” or the “Company”) designs, develops and markets unified voice, email and Web-based communications systems for customer contact centers and general business applications. Our primary business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, fax and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership. For small and medium-sized general business applications we also offer integrated communication systems such as private branch exchanges (PBX’s), voice mail and unified messaging solutions.

In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux™ operating system. In 2000, eOn became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of our customers. With more than 8,000 customers worldwide, eOn has a proven line of products that enable businesses to improve communications, convert inquiries into sales, and increase customer satisfaction and loyalty.

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

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

eOn continues to focus resources on developing and marketing products that help businesses communicate more effectively and efficiently with their customers. The demand for consistent and personalized experiences across all forms of interactions – voice, email, and the Web – puts customers in the driver’s seat and at the forefront of a new era in customer interaction management, what we at eOn refer to as The Customer Era. eOn understands the relationship between customer satisfaction and company success and has created solutions that embrace the customer driven environment by providing companies the capability to deliver seamless customer experiences across all types of media.

The award-winning eQueue® Multi-Media Contact Center is our flagship product for delivering a proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, outbound dialing systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions, making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

The eOn eQueue solution offers many advantages in the complex and competitive customer interaction management marketplace.

•	Universal Queue

The eQueue’s universal queue approach enables contact centers to more efficiently interact with their customers regardless of the media. The capability not only provides customers with consistent interaction management across all media, but also includes extensive skills-based routing for all contacts that can match the most appropriate resource to a customer’s need.

•	Comprehensive

The eQueue offers comprehensive applications including ACD with skills based routing, PBX with Voice over Internet Protocol (VoIP) capabilities, email and web chat applications with an integrated knowledge base, integrated voice response, voice mail with unified messaging, quality assurance recording, outbound dialing, workforce management and a complete range of desktop devices and applications.

•	Open

The eQueue is an open standards-based solution based on the Linux™ operating system. Using an open solution not only provides for ease of integration, but also provides the contact center with support for evolving future needs.

•	Modular

The eQueue provides the flexibility to add, combine and customize important features and functions to meet the individual needs of a contact center. The eQueue is compatible with most third party systems, allowing companies the ability to integrate other applications.

•	Scalable

For contact centers with as few as 10 agents to those with over 1000 agents, the eQueue provides the functionality required.

•	Proven

With a quarter century of contact center expertise, eOn serves over 8,000 customers in a variety of markets including Multi-Media Contact Centers, Traditional Call Centers, General Business Applications, Service Providers and Emergency 911 Centers. The eQueue is a fully redundant solution designed to perform in a mission-critical environment.

Benefits of an eQueue Solution

The benefits of using an eQueue include improved customer satisfaction, retention and loyalty, increased agent productivity and lower total cost of ownership.

•	Improved Customer Satisfaction, Retention & Loyalty

Outstanding customer service is the primary goal of most companies. Attaining this goal is often the direct result of how effectively voice calls, emails and web-based communications are routed and managed within the contact center. The eQueue provides a universal queue together with a common management interface for all types of customer contacts. This, combined with powerful skills-based routing capabilities, ensures that contact centers can match the best possible resource to meet a customer’s need consistently across all media types. Additionally, the eQueue’s open platform provides ease of integration with customer relationship management (“CRM”) and other enterprise applications, allowing a high level of business-driven management of all customer interactions. This enables improved customer satisfaction and retention with consistent service delivery across all contact channels.

•	Increased Productivity

Multi–media contact blending is one way to significantly improve productivity. In traditional call centers, individual agents can only handle one contact type, such as voice calls. Therefore, different pools of agents must be created to manage different forms of media. To cover peak demand times, each unique agent pool must be staffed to maximum capacity. With the eQueue, however, all agents can effectively handle all types of contacts, coverage is more flexible, fewer agents can handle the same demand, and idle agents can be minimized. Agent productivity is also increased through the use of features such as skills-based routing, remote agent support, unified reporting for all media types, quality monitoring and dynamic supervisory control.

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

STRATEGY

eOn will continue to work towards being the recognized global leader in providing comprehensive contact center solutions. Key elements of our strategy for future growth are as follows:

•	Grow Our eQueue Business

We believe our best opportunities lie with our eQueue Multi-Media Contact Center Solution. We believe we have an architectural advantage over other companies that will enable eOn to respond quickly to opportunities with our eQueue solution. We will also broaden our core routing and voice services applications by offering products such as workforce management and outbound dialing. eOn will not only gain new opportunities for revenue generation with these additional offerings, but we will also enhance our ability to win competitive bids. Moreover, providing next-generation capabilities such as universal queuing, workforce optimization, and IP-enablement demonstrates that eOn will be able to meet its client’s current and future needs. Today, eOn owns one of the most comprehensive solutions available, and we will continue to broaden our product line to maintain this competitive advantage.

•	Differentiate with Enhanced Professional Services

We have already positioned the company as a total solution provider, as we have the software, hardware and the services required to deliver the most advanced products and services in the industry. However, we believe that enhancing our professional services capabilities will serve as a key point of differentiation in the contact center market. Providing enhanced services such as customization, system integration and business process consulting are ways to demonstrate to users that eOn truly understands and is able to address their business challenges. eOn has the call center expertise and reference base to offer the types of services necessary to succeed in this area.

•	Adopt Customer Migration Programs to Encourage IP Adoption

Customers that currently purchase contact center solutions require that they be able to support more IP based applications in the future. Since the eQueue has a hybrid architecture that supports traditional TDM switching infrastructure and IP-based technology, eOn is able to provide a solution that allows users to migrate to IP at their own pace and ultimately reap the cost savings and business performance enhancement benefits of converged networks. eOn plans to implement a customer migration program to encourage IP adoption, while preserving a customer’s existing investment in the eQueue system. We believe this will lead to both short-term and long-term growth.

•	Leverage Attractive Price/Performance Ratio

eOn is in a very unique position today as we possess a comprehensive contact center solution that is offered at an attractive price when compared to our competitors. Our all-in-one approach reduces costs and implementation time, which we believe has positioned eOn as the value leader in the call center industry. In the current climate of reduced capital spending and lengthened sales cycles, we plan to focus on demonstrating the Return On Investment (ROI) value of our solution and plant to accomplish this with sales tools that emphasize operational efficiency, agent productivity, and improved customer service. Key metrics such as average speed to answer, average first call resolution rates, and abandon rates will also be emphasized. eOn has proven customer success stories that can demonstrate hard ROI.

•	Expand Internationally

eOn had success in FY2003 penetrating international markets. Revenues from foreign sales contributed to eOn’s profitability during the second half of 2003. The international market creates an opportunity for eOn to realize rapid revenue growth. Asia/Pacific has been the focus of eOn and that will continue in FY2004. eOn’s strategy is to develop strategic alliances in Asia that will allow for rapid distribution and deployment of products and services. eOn’s strategy is to build partnerships with resellers, outsource companies, and sales agents to achieve these goals.

•	Manage the Decline of the Millennium Business

While we promote and grow our eQueue business we will also strive to manage the decline of our Millennium revenues. We will continue to support our Millennium dealer channel and will maintain profitability for our Millennium business. We believe the anticipated growth in the eQueue business will offset the decline in the Millennium business during Fiscal 2004.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

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

The eQueue Multi-Media Contact Center Solution is designed for mission-critical contact center environments and has won numerous industry awards during previous years. The eQueue incorporates a comprehensive range of applications including:

•	eQueue ACD

We built the eQueue from the platform up with an understanding of the critical nature of call center operations, and the eQueue ACD application is at the core of the eQueue solution. Our redundant, reliable, fault-tolerant system platform is used to deploy mission-critical business communications. The eQueue has a single robust routing engine for all contact types and is designed with comprehensive and flexible routing capabilities. The eQueue gives contact centers several key routing differentiators, including a single multi-media queue for all contact types, powerful skills based routing across all media types, real-time supervision, and virtual agent groups. Effective customer service is a direct result of contact centers routing customers to the right agents quickly and efficiently. Enhancements to eQueue ACD are incorporated into our development initiatives.

•	eQueue PBX

The eQueue comes complete with a rich set of telephony features, telephony grade reliability, comprehensive PBX capabilities, multi-featured phones, PC phones, and networking interfaces. The eQueue has a hybrid architecture that supports traditional TDM switching infrastructure and IP-based technology, including the support of VoIP capabilities. Enhancements to eQueue PBX capabilities, including new multi-feature phones, additional VoIP functionality and redundancy enhancements, are incorporated into our development initiatives.

•	eQueue Email & Chat

eQueue Email and eQueue Chat applications are options that allow agents to interact with online customers quickly and easily. Emails and Chat sessions are received in queue with voice calls and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts and web chat sessions efficiently and can selected automatic responses to FAQ’s from the shared knowledge base. eQueue Email & Chat integrates with other eQueue applications to offer extensive real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more. Enhancements to eQueue Email & Chat Application are incorporated into our development initiatives.

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

eQueue Recording is an application that allows agent and/or customer interactions to be recorded and stored for later review. eQueue Recording supports two distinct recording types: On-Demand Recording and Quality Assurance Recording. Agents can initiate an On-Demand Recording session at any time during the call by simply pressing a button on their phone or screen. Quality Assurance Recording sessions, on the other hand, are automatically activated based on the agent’s group, type of call, number of calls previously recorded for the agent and number of calls previously recorded for the group. A client application provided with this feature allows supervisors to schedule, maintain and administer all recordings from their desktop. Enhancements to eQueue Recording are incorporated into our development initiatives.

•	eQueue Messaging

In addition to voice mail capabilities, eQueue Messaging brings unified messaging to the contact center. In particular eQueue Messaging enables a customer service department to handle and access fax correspondence using the same business processes that handle voice and email inquiries. eQueue Messaging offers an array of features from one intuitive user-friendly interface. eQueue Voice Mail is an integrated voice communications system that offers a wide range of voice messaging options for all users. Within contact centers, eQueue Voice Mail gives callers the option of leaving a voice message instead of waiting in queue, thereby empowering the caller and enhancing the customer contact experience.

•	eQueue Reporting

eQueue Reporting provides flexible standard and custom reports and displays, available in both real-time and historical formats, giving contact centers the information needed in any form to manage contact center efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that fits the unique needs of a contact center. eOn Supervisor WorkSpace is Java™-based and provides real-time management displays and alerts and can be fully customized for quick and easy identification of customer contact patterns and trends. With this insight, managers can make more timely and informed decisions about how to enhance service delivery and to improve operational efficiencies. Enhancements to eQueue Reporting are incorporated into our development initiatives.

•	eQueue Interfaces

eQueue Interfaces, including industry-standard CTI, gives companies the extensibility and integration tools necessary to customize the eQueue solution to meet the specific needs of the enterprise. The eQueue can be tightly integrated with other enterprise applications - including CRM, knowledge bases, self-service applications and e-commerce systems.

•	eQueue OutBound

eQueue OutBound adds advanced outbound dialing capabilities to the eQueue, including predictive dialing algorithms engineered to assure compliance with the new regulations in the USA. The integrated design allows contact center managers to use common call routing, performance monitoring and management reporting tools for both inbound and outbound applications. This unique inbound/outbound call blending capabilities represent a level of functionality that previously could not be achieved without extensive and costly integration projects with stand-alone predictive dialing systems. The eQueue OutBound application was launched in the USA in August 2003, and additional enhancements and functionality are incorporated into our development initiatives.

•	eQueue WorkForce

In February 2002 eOn entered into a software licensing agreement with GMT Corporation (GMT), to offer GMT’s workforce management application as eQueue Workforce. Through this initiative, eOn and GMT will provide an integrated workforce scheduling and forecasting solution that will allow customers to have the ability to improve the quality of customer interactions, more closely adhere to service level goals, and lower their contact center workforce costs.

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

SALES AND MARKETING

Our marketing objectives are focused on building upon the accomplishments in fiscal year 2003, especially in the areas of lead generation, sales tool creation, and increasing brand awareness. Our goal is to position eOn as the leader in offering multi-media contact center solutions, but our target customer base continues to be customers that are looking to replace their ACD systems with the next generation multi-media contact center solutions. Our strategy will be to continue to promote solutions within our industry, but we will also promote our solution to selected vertical and horizontal markets. During FY2003 we launched many marketing initiatives and programs that began to gain traction and contributed to the growth in eQueue sales during the past year, including:

•	Lead Generation Program

•	Brand Awareness Program

•	Customer Migration Program

•	Professional Services Offerings

•	Customer Service & Maintenance Offerings

•	International Alliances and Partnerships

•	eQueue Alliance Program

•	eQueue Consultant Program

•	eQueue Channel Program

We sell, install, maintain and support our eQueue Multi-Media Contact Center in the United States through our direct sales force and through selected value added resellers. For overseas sales of our eQueue product, we utilize value-added resellers for sales, installation, and maintenance. We also sell the Millennium domestically through our network of dealers and value added resellers.

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

We continue to invest heavily in research and development. Research and development expense was $2.9 million, $3.0 million, and $4.3 million in fiscal years 2003, 2002, and 2001, respectively. We intend to use independent contractors from time to time to assist with certain product development and testing activities.

MANUFACTURING

We currently use two contract manufacturers to produce the Millennium - ACT Electronics, Inc. and Innovative Circuits, Inc. ACT Electronics, Inc., a subsidiary of private investment firm Sun Capital Partners, is comprised of the former U.S. operations of ACT Manufacturing, Inc. ACT Manufacturing filed for bankruptcy in December 2001, and Sun Capital Partners purchased the U.S. operations of ACT Manufacturing in July 2002 through a bankruptcy auction. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that ACT Electronics and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. We make purchases from ACT and Innovative Circuits through purchase orders.

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

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large referencable customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, Aspect Communications, and Rockwell. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Concerto.

•	Data Communications Equipment Suppliers

Many data communications equipment suppliers have a strategic objective of penetrating the voice communications and customer interaction management market, thereby substantially expanding their total served market. Foremost of these data-centric companies pursuing this strategy is Cisco Systems. Although data communications companies generally do not have substantial experience with voice communications systems, these companies can be expected to compete intensely in this market.

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

INTELLECTUAL PROPERTY

We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have 17 patents issued in the United States and 1 additional patent pending. There can be no assurance that any of our patent applications pending will result in patents being issued.

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

“eOn,” “eQueue,” “Millennium” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2003, we employed 63 people. We had 15 employees in sales and marketing, 36 in research, development, and professional services, and 12 in finance and administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers:

Name	Age	Position
Troy E. Lynch	38	President and Chief Executive Officer
Lanny N. Lambert	54	Vice President, Chief Financial Officer, Secretary
Mitch C. Gilstrap	43	Vice President, Chief Operating Officer
Thomas G. Bevan	54	Vice President, Chief Marketing Officer

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

MITCH C. GILSTRAP, Vice President and Chief Operating Officer, leads eOn’s U.S. operations and sales teams. Mr. Gilstrap is responsible for sales and sales support, professional services, technical support, engineering, information technology and manufacturing. Joining eOn in February 2001, Mr. Gilstrap drove the product marketing efforts for eOn’s contact center solution within the product management group, and most recently led eOn’s professional services team, including custom application development, installation and delivery, training, maintenance, consulting and project management services. Prior to joining eOn, he served as General Manager of Fusion Point Technologies as well as Vice President of Product Marketing at Syntellect, a provider of contact center self-service solutions. With more than eighteen years experience, Mr. Gilstrap has held positions in senior product marketing and development in the contact center and telecommunications industries for such companies as Sprint and Hitachi. Mr. Gilstrap holds a Bachelor’s degree in Engineering from Georgia Institute of Technology.

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

ITEM 2. PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia	40,000 sq. ft.	March 2007	Office
Beijing, China	2,000 sq. ft.	Monthly	Office
Seoul, Korea	2,000 sq. ft.	Monthly	Office

Aggregate monthly rental payments for the Company’s facilities are approximately $26,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Our common stock began trading on the Nasdaq Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market.

QUARTER ENDED	HIGH	LOW
July 31, 2003	$2.35	$0.47
April 30, 2003	$0.81	$0.30
January 31, 2003	$0.55	$0.25
October 31, 2002	$0.60	$0.21

July 31, 2002	$0.90	$0.50
April 30, 2002	$1.30	$0.83
January 31, 2002	$1.10	$0.61
October 31, 2001	$1.00	$0.50

As of September 30, 2003, there were 201 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2003, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

On July 31, 2002, we distributed our entire ownership in Cortelco Systems Puerto Rico to the shareholders of eOn via a stock distribution.

Information set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on December 18, 2003 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data represent the results from continuing operations of eOn and its subsidiaries, which includes the operating results of BCS Technologies, Inc. (“BCS”) beginning April 12, 1999, the date on which BCS was acquired, and excludes the results of Cortelco Systems Puerto Rico, Inc., as the results of this subsidiary’s operations are presented separately on a retroactive basis as a discontinued operation (see Footnote 3 to the consolidated financial statements). The statement of operations data set forth below for each of the fiscal years ended July 31, 2003, 2002, and 2001, and the selected balance sheet data at July 31, 2003 and 2002, are derived from consolidated financial statements included in Item 8, which have been audited by Grant Thornton LLP as of July 31, 2003 and for the year then ended and by Deloitte & Touche LLP as of July 31, 2002 and for the two years then ended. These independent auditors’ reports also appear in Item 8. The consolidated statement of operations data for the years ended July 31, 2000 and 1999, and the consolidated balance sheet data at July 31, 2001, 2000, and 1999, are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$17,457	$15,046	$20,184	$29,705	$27,188
Cost of revenues	7,478	6,706	9,111	14,027	13,748
Special charges (1)	—	752	1,985	—	—

Gross profit	9,979	7,588	9,088	15,678	13,440

Operating expenses:
Selling, general and administrative	8,667	9,538	14,380	15,283	9,545
Research and development	2,859	2,959	4,340	3,914	2,334
Goodwill amortization	—	—	586	586	177
Special charges (1)	(63)	970	4,714	—	—

Total operating expenses	11,463	13,467	24,020	19,783	12,056

Income (loss) from operations	(1,484)	(5,879)	(14,932)	(4,105)	1,384
Interest income	(99)	(287)	(783)	(759)	—
Interest expense	35	6	—	211	429
Other (income) expense, net	84	210	214	971	15

Income (loss) from continuing operations before income taxes	(1,504)	(5,808)	(14,363)	(4,528)	940

Income tax benefit	—	(121)	(45)	(1,193)	(9)

Income (loss) from continuing operations	$(1,504)	$(5,687)	$(14,318)	$(3,335)	$949

Income (loss) from continuing operations per share:
Basic	$(0.12)	$(0.47)	$(1.19)	$(0.34)	$0.19
Diluted	$(0.12)	$(0.47)	$(1.19)	$(0.34)	$0.14
Weighted average shares outstanding:
Basic	12,091	12,013	12,040	9,885	5,036
Diluted	12,091	12,013	12,040	9,885	6,651

Cash dividends per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00

Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,221	$2,682	$3,590	$1,829	$1,803
Marketable securities	4,200	6,610	8,850	16,337	—
Working capital	8,313	9,855	20,591	35,882	1,800
Goodwill, net	—	—	10,375	10,961	11,547
Total assets	13,434	15,771	39,693	55,189	33,617
Long-term debt	—	613	—	—	2,314
Total stockholders’ equity (deficit)	9,464	10,900	34,077	50,002	17,226

(1)	In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space. An additional charge was recorded in fiscal year 2002, primarily to reflect the financial impact of the sublease termination agreement for the facilities in Memphis, Tennessee and a noncash valuation charge for excess inventory. In FY 2003, a special charge expense reversal was recorded upon the favorable settlement of all outstanding property tax liabilities associated with the former facility in Memphis, Tennessee (see Footnote 5 to the consolidated financial statements).

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

Deferred Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $17.6 million.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state income taxes, for current income.

Should the Company’s earnings trend cause management to conclude that it is more likely than not the Company will realize all or a material portion of the NOL carryforward, management would record the estimated net realizable value of its deferred tax asset at that time. The Company would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2003, 2002, and 2001:

	Year Ended July 31,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.8%	44.6%	45.1%
Special charges	0.0%	5.0%	9.8%

Gross margin	57.2%	50.4%	45.1%
Operating expenses:
Selling, general, and administrative	49.7%	63.4%	71.2%
Research and development	16.4%	19.7%	21.5%
Amortization of goodwill	0.0%	0.0%	2.9%
Special charges	(0.4)%	6.4%	23.4%

Total operating expenses	65.7%	89.5%	119.0%

Loss from operations	(8.5)%	(39.1)%	(73.9)%
Interest (income) expense, net	(0.4)%	(1.9)%	(3.9)%
Other (income) expense, net	0.5%	1.4%	1.1%

Loss from continuing operations before income taxes	(8.6)%	(38.6)%	(71.1)%
Income tax benefit	0.0%	(0.8)%	(0.2)%

Loss before discontinued operations and cumulative effect of change in accounting principle	(8.6)%	(37.8)%	(70.9)%

Income (loss) from discontinued operations, net of tax	0.0%	(17.5)%	(3.2)%

Cumulative effect of change in accounting principle, net of tax	0.0%	(69.0)%	0.0%

Net loss	(8.6)%	(124.3)%	(74.1)%

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 – Discontinued Operations in the notes to the consolidated financial statements).

NET REVENUES

Our overall net revenues increased 16.0% to $17.5 million in fiscal 2003 from $15.0 million in fiscal 2002. The increase resulted primarily from an increase in eQueue revenues of $2.8 million, offset by a decline in Millennium revenues of $0.4 million. Fiscal 2002 net revenues represented a 25.5% decrease from $20.2 million in fiscal 2001. The decrease was primarily due to a weaker U.S. economic environment in the fiscal 2002, which resulted in capital constraints and delays in purchasing by potential and existing customers.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 31.5% to $10.0 million for the year ended July 31, 2003 from $7.6 million in fiscal 2002. The increase was due primarily to increased revenues from our eQueue products. Fiscal 2002 represented a decrease in gross profit of 16.5% from $9.1 million in fiscal 2001. The decrease in gross profit in 2002 was primarily due to decreased revenues for both our eQueue and Millennium products due to the weaker economic environment, offset by a $1.2 million decline in special charges recorded as a component of cost of revenues (see Special Charges section below). Our gross margins, excluding any special charges, were 57.2%, 55.4%, and 54.9% for fiscal years 2003, 2002, and 2001, respectively. The change in gross margin from year-to-year is primarily the function of changes in product mix, rather than changes in pricing and/or costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $8.7 million in fiscal 2003, a decrease of 9.1% from $9.5 million in fiscal 2002. Fiscal 2002 represented a 33.7% decrease from $14.4 million in fiscal 2001. The decrease in fiscal years 2003 and 2002 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan (see the Special Charges section below).

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of personnel and related expenses for our engineering staff. The majority of our research and development efforts are currently concentrated on enhancements for our eQueue product line. Research and development expenses were relatively unchanged at $2.9 million in the year ended July 31, 2003 and $3.0 million in fiscal 2002. Fiscal 2002 represented a 31.8% decrease from $4.3 million in fiscal 2001. The decrease in fiscal year 2002 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan.

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

SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of functions to its Atlanta headquarters, which resulted in additional charges of $4,500,000. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002. In fiscal 2003, the company settled all remaining property tax liabilities associated with the former facility in Memphis, Tennessee and recorded an expense reversal to reflect this favorable settlement and close out the restructuring accrual.

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

As a result of the adoption of the restructuring plan, the Company recognized special charges in operating expenses of ($63,000), $970,000 and $4,714,000 in 2003, 2002 and 2001, respectively. Approximately $1,222,000 of the charge in fiscal 2001 related to employee termination benefits for 78 employees. During fiscal year 2001, the Company terminated 73 of the 78 employees with reductions in all major functions and at all locations. In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

The special charge in operating expenses also included ($63,000), $970,000 and $1,968,000 in fiscal 2003, 2002 and 2001, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario and $1,248,000 in fiscal 2001 for asset impairments, primarily related to the write-off of previously capitalized leasehold improvements. The excess space and asset impairments resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. The remaining $276,000 in special charges recorded in operating expenses in fiscal 2001 primarily related to costs incurred to relocate employees and equipment to our Atlanta headquarters.

The Company also recognized special charges of $752,000 and $1,985,000 in cost of revenues during 2002 and 2001, respectively. The 2002 noncash charge was recorded to properly value excess inventories in light of then-current economic conditions. The 2001 charge related to the write-down of inventory to net realizable value, determined based upon estimated proceeds from disposal, in connection with the discontinuance of the sales of certain third-party products, as well as the Company’s manufacturing outsourcing initiatives.

The following tables summarize the activity relating to the special charges during fiscal years 2003, 2002 and 2001 and the associated liabilities at July 31, 2003, 2002, and 2001:

	July 31, 2000 Liability Balance	Charges		Expenditures	Other Adjustments		July 31, 2001 Liability Balance
Inventory charges	$—	$1,985		$—	$(1,985	)(1)	$—
Termination benefits	—	1,222		(597)	—		625
Excess facilities cost	—	1,968		(363)	—		1,605
Asset impairments	—	1,248		—	(1,248	)(2)	—
Relocation costs	—	276		(234)	—		42

Total	$—	$6,699		$(1,194)	$(3,233)		$2,272

	July 31, 2001 Liability Balance	Charges		Expenditures	Other Adjustments		July 31, 2002 Liability Balance
Inventory charges	$—	$752		$—	$(752	)(1)	$—
Termination benefits	625	58		(622)	—		61
Excess facilities cost	1,605	912		(1,013)	(1,331	)(3)	173
Relocation costs	42	—		(42)	—		—

Total	$2,272	$1,722		$(1,677)	$(2,083)		$234

	July 31, 2002 Liability Balance	Charges		Expenditures	Other Adjustments		July 31, 2003 Liability Balance
Termination benefits	61	—		(61)	—		—
Excess facilities cost	173	(63	)(4)	(110)	—		—

Total	$234	$(63)		$(171)	$—		$—

(1)	Represents write-down of inventory to net realizable value
(2)	Represents write-off of assets

(3)	Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable does not bear interest and is payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.
(4)	Reflects favorable settlement of all property tax liabilities for the Company’s former facility in Memphis, Tennessee and the resulting closure of the accrued restructuring liability.

INTEREST INCOME AND EXPENSE

Interest expense was $35,000 and $6,000 in fiscal years 2003 and 2002, respectively. The interest expense was primarily due to the imputation of interest on the note payable associated with the termination of the lease on the Memphis facility. We had no interest expense in fiscal 2001.

Interest income in fiscal 2003 of $0.10 million decreased 65.5% from $0.29 million in fiscal 2002. Interest income was $0.78 million in fiscal 2001. The decrease in fiscal years 2003 and 2002 reflected significantly lower interest rates and a lower level of investments in marketable securities.

OTHER INCOME AND EXPENSE, NET

Other expense was relatively unchanged at $0.1 million in fiscal 2003 compared to $0.2 million in fiscal 2002 and $0.2 million in fiscal 2001.

INCOME TAX BENEFIT

Income tax benefit was $0.0 million, $0.12 million, and $0.05 million in fiscal years 2003, 2002, and 2001, respectively. The income tax benefit for fiscal year 2002 resulted from the carryback of previous years’ operating losses to the preceding five years under the Job Creation and Worker Assistance Act of 2002, versus two years under previous tax laws. The income tax benefit for fiscal 2001 resulted from the carryback of operating losses to previous periods. See Footnote 12 – Income Taxes of the notes to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, we had cash and cash equivalents of $3.2 million, $4.2 million in short term investments, and a working capital balance of $8.3 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $1.1 million, $2.1 million, and $2.5 million for fiscal years 2003, 2002, and 2001, respectively. The net operating cash outflow for the current year was primarily the result of our operating loss (adjusted for non-cash items) and an increase in accounts receivable, which were partially offset by a reduction in inventories. The net operating cash outflow for fiscal year 2002 was primarily the result of our operating loss (adjusted for non-cash items) and expenditures for accrued special charges , which were partially offset by increased collections of accounts receivable and a reduction in inventories. The net operating cash outflow for fiscal 2001 resulted primarily from our operating loss (adjusted for non-cash items), which was offset by a decrease in accounts receivable and inventories, and an increase in accrued special charges.

Our investing activities resulted in cash inflows of $2.2 million, $1.8 million, and $5.7 million in fiscal years 2003, 2002, and 2001, respectively. Cash provided by investing activities in the current year consisted primarily of $2.4 million in net sales of marketable securities. Cash provided by investing activities in fiscal year 2002 consisted primarily of $2.1 million in net sales of marketable securities. Cash provided by investing activities for fiscal 2001 consisted primarily of net sales of $7.8 million in marketable securities, offset by purchases of property and equipment of $2.1 million.

Our financing activities have resulted in cash outflows of $0.6 million, $0.2 million and $1.0 million in fiscal years 2003, 2002, and 2001, respectively. Cash used in financing activities in fiscal 2003 consisted primarily of payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee. Cash used in financing activities in fiscal 2002 consisted primarily of repurchases of common stock and payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee. Cash used in financing activities in fiscal 2001 consisted primarily of repurchases of common stock under the Company’s stock repurchase program.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating activities and capital expenditures. Should we need financing, there can be no assurances that financing will be available to us on economically acceptable terms.

COMMITMENTS AND CONTINGENCIES

At July 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,450,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance of the letter of credit as of July 31, 2003 was $875,000.

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

We sell our eQueue communications servers both directly and indirectly through dealers and value added resellers that have experience in data as well as voice communications. We may not be able to expand this indirect sales channel. In addition, new distribution partners may devote fewer resources to marketing and supporting our products than to our competitors’ products and could discontinue selling our products at any time in favor of our competitors’ products or for any other reason.

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

If we are not able to sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

We may not be able to sustain our Millennium revenues because the traditional private branch exchange (PBX) market, which accounts for a substantial portion of our Millennium revenues, is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs. If we are not able to grow or sustain our Millennium voice switching platform revenues, our business, operating results and financial condition could be harmed.

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

As of July 31, 2003, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,849,452 shares, or 38.1% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company for its fiscal year beginning August 1, 2003 and is not expected to have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the provisions of SFAS 148 and does not expect that it will have a material adverse impact on its financial statements upon adoption.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company expects that the provisions of FIN 46 will not have a material impact on its financial statements upon adoption since the Company currently has no variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a significant impact on the Company’s future results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations or financial condition.

In July 2003, the EITF reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003. The Company is in the process of evaluating what impact, if any, this pronouncement will have on the Company’s results of operations or financial position.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended July 31, 2003 and 2002 is summarized as follows:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Net revenues	$3,555	$4,118	$4,749	$5,035
Gross profit	1,785	2,489	2,969	2,736
Income (loss) before discontinued operations and extraordinary item	(1,262)	(532)	82	208
Net income (loss)	(1,262)	(532)	82	208

Income (loss) before discontinued operations and extraordinary item per common share:
Basic and diluted	$(0.10)	$(0.04)	$0.01	$0.02
Net income loss per common share:
Basic and diluted (2)	$(0.10)	$(0.04)	$0.01	$0.02

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
	(In thousands)
Net revenues (1)	$5,022	$3,030	$3,266	$3,728
Gross profit (1)	2,824	1,671	1,858	1,235
Income (loss) before discontinued operations and extraordinary item (1)	(290)	(1,369)	(2,140)	(1,888)
Net income (loss)	(10,730)	(1,940)	(3,041)	(2,984)

Income (loss) before discontinued operations and extraordinary item per common share (1):
Basic and diluted	$(0.02)	$(0.11)	$(0.18)	$(0.16)
Net income loss per common share:
Basic and diluted (2)	(0.89)	(0.16)	(0.25)	(0.25)

(1)	Represents results from continuing operations; excludes disposition of Cortelco Systems Puerto Rico, Inc. (see Footnote 3 of the notes to the consolidated financial statements).
(2)	Due to rounding and changes in outstanding shares, the sum of the four quarters does not equal the earnings per common share amounts calculated for the year.
(3)	The fourth quarter gross profit includes a $752,000 non-cash charge for excess inventories (see Footnote 4 of the notes to the consolidated financial statements).

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

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

eOn Communications Corporation

We have audited the accompanying consolidated balance sheet of eOn Communications Corporation and subsidiaries (the “Company”) as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the years ended July 31, 2002 and 2001, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2003, and the results of its operations and its cash flows for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as of and for the year ended July 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia

August 20, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries (the “Company”) as of July 31, 2002 and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the years ended July 31, 2002 and 2001. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2002 and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, on August 1, 2001 the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 8 to the consolidated financial statements, on August 1, 2001 the Company changed its method of accounting for the cost of certain inventories from the last-in, first-out method to the first-in, first-out method and, retroactively, restated the consolidated financial statements for the year ended July 31, 2001 for the change.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

August 29, 2002

eOn Communications Corporation

Balance Sheets

July 31, 2003 and 2002

(Dollars in thousands)

	July 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,221	$2,682
Marketable securities	4,200	6,610
Trade accounts receivable, net of allowance for doubtful accounts of $689 and $866	2,849	1,986
Inventories	1,879	2,710
Other current assets	134	125

Total current assets	12,283	14,113

Property and equipment, net	1,149	1,631
Intangible assets, net of accumulated amortization $45 and $20	2	27

Total	$13,434	$15,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,240	$1,292
Payable to affiliate	121	84
Note payable – current	613	665
Accrued special charges	—	234
Accrued expenses and other	1,996	1,983

Total current liabilities	3,970	4,258

Commitments and contingencies	—	—
Note payable – noncurrent	—	613

Stockholders’ equity:
Common Stock, $.001 par value (50,000,000 shares authorized, 12,176,312 and 12,040,634 shares issued and outstanding)	12	12
Additional paid-in capital	53,447	53,376
Treasury stock, at cost (676,900 and 666,000 shares, respectively)	(1,502)	(1,499)
Accumulated deficit	(42,493)	(40,989)

Total stockholders’ equity	9,464	10,900

Total	$13,434	$15,771

See notes to financial statements.

eOn Communications Corporation

Statements of Operations

For the Years Ended July 31, 2003, 2002, and 2001

(Dollars in thousands, except per share data)

	Year Ended July 31,
	2003	2002	2001
Net revenues	$17,457	$15,046	$20,184
Cost of revenues	7,478	6,706	9,111
Special charges	—	752	1,985

Gross profit	9,979	7,588	9,088

Operating expenses:
Selling, general and administrative	8,667	9,538	14,380
Research and development	2,859	2,959	4,340
Amortization of goodwill	—	—	586
Special charges	(63)	970	4,714

Total operating expenses	11,463	13,467	24,020

Loss from operations	(1,484)	(5,879)	(14,932)

Interest expense	35	6	—
Interest income	(99)	(287)	(783)
Other (income) expense, net	84	210	214

Loss from continuing operations before income tax benefit	(1,504)	(5,808)	(14,363)

Income tax benefit	—	(121)	(45)

Loss before discontinued operations, extraordinary loss, and cumulative effect of change in accounting principle	(1,504)	(5,687)	(14,318)

Income (loss) from discontinued operations, net of income tax effect	—	(2,633)	(645)

Cumulative effect of change in accounting principle, net of income tax effect	—	(10,375)	—

Net loss and comprehensive loss	$(1,504)	$(18,695)	$(14,963)

Net loss per common share:
Basic and diluted:
Loss before discontinued operations and extraordinary items	$(0.12)	$(0.47)	$(1.19)
Income (loss) from discontinued operations	—	(0.22)	(0.05)
Cumulative effect of change in accounting principle	—	(0.86)	—

Net loss per common share	$(0.12)	$(1.56)	$(1.24)

See notes to financial statements.

eOn Communications Corporation

Statements of Cash Flows

For the Years Ended July 31, 2003, 2002, and 2001

(Dollars in thousands)

	Year Ended July 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,504)	$(18,695)	$(14,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	2,633	645
Impairment of goodwill from adoption of FAS 142	—	10,375	—
Depreciation and amortization	729	744	1,691
Provision for the allowance for doubtful accounts	110	164	986
Loss on sales/write-off of property and equipment	—	—	1,075
Loss on investments	—	94	87
Changes in net assets and liabilities (net of effect of discontinued operations):
Trade accounts receivable	(973)	1,563	1,494
Accounts receivable from/payable to affiliates	37	24	63
Inventories	831	1,332	3,548
Other assets	(9)	48	1,527
Trade accounts payable	(52)	(51)	(1,065)
Accrued special charges	(195)	(707)	2,272
Accrued expenses and other	(26)	95	(838)
Income taxes payable (refund receivable)	—	271	969

Net cash used in operating activities	(1,052)	(2,110)	(2,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(221)	(301)	(2,086)
Purchases of intangible assets	—	—	(5)
Sales of marketable securities	3,909	7,438	17,633
Purchases of marketable securities	(1,500)	(5,310)	(9,850)

Net cash provided by investing activities	2,188	1,827	5,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(665)	(53)	—
Repurchases of common stock	(3)	(203)	(1,296)
Issuances of common stock from company plans	71	84	334

Net cash used in financing activities	(597)	(172)	(962)

Cash to discontinued operations	—	(453)	(460)

eOn Communications Corporation

Statements of Cash Flows (continued)

For the Years Ended July 31, 2003, 2002, and 2001

	Year Ended July 31,
	2003	2002	2001
Net increase (decrease) in cash and cash equivalents	539	(908)	1,761
Cash and cash equivalents, beginning of year	2,682	3,590	1,829

Cash and cash equivalents, end of year	$3,221	$2,682	$3,590

Supplemental cash flow information:
Interest paid	$35	$6	$—
Income taxes paid	—	—	—

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

In connection with the lease termination agreement for the former facility in Memphis, Tennessee, the Company issued a non-interest bearing note payable in the amount of $1,400,000. After imputing a discount for interest over the life of the note, $1,331,000 was reclassified from accrued special charges upon the issuance of the note.

See notes to financial statements.

eOn Communications Corporation

Statement of Stockholders’ Equity

For the Years Ended July 31, 2003, 2002, and 2001

(Dollars in thousands)

			Additional Paid-In Capital				Note Receivable From Affiliate/ Former Parent	Total Stockholders’ Equity

	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balance at July 31, 2000	12,264,446	$12	$57,585	—	$—	$(7,331)	$(264)	$50,002

Repurchase of common stock	—	—	—	(431,500)	(1,296)	—	—	(1,296)
Exercise of stock options	82,972	—	82	—	—	—	—	82
Issuances from employee stock purchase plan	126,027	—	252	—	—	—	—	252
Net loss and comprehensive loss	—	—	—	—	—	(14,963)	—	(14,963)

Balance at July 31, 2001	12,473,445	$12	$57,919	(431,500)	$(1,296)	$(22,294)	$(264)	$34,077

Repurchase of common stock	—	—	—	(234,500)	(203)	—	—	(203)
Exercise of stock options	112,620	—	56	—	—	—	—	56
Issuances from employee stock purchase plan	120,569	—	81	—	—	—	—	81
Distribution of CSPR stock	—	—	(4,680)	—	—	—	264	(4,416)
Net loss and comprehensive loss	—	—	—	—	—	(18,695)	—	(18,695)

Balance at July 31, 2002	12,706,634	$12	$53,376	(666,000)	$(1,499)	$(40,989)	$—	$10,900

Repurchase of common stock	—	—	—	(10,900)	(3)	—	—	(3)
Exercise of stock options	34,831	—	34	—	—	—	—	34
Issuances from employee stock purchase plan	111,747	—	37	—	—	—	—	37
Net loss and comprehensive loss	—	—	—	—	—	(1,504)	—	(1,504)

Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$—	$9,464

See notes to financial statements.

eOn Communications Corporation

Notes to Financial Statements

Years Ended July 31, 2003, 2002, and 2001

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - eOn Communications Corporation (the “Company” or “eOn”) designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations. These activities constitute one segment.

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

CSPR (former subsidiary)

Cortelco Systems Holding Corporation (“CSHC”)

Cortelco International, Inc. (“CII”, subsidiary of CSHC)

Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)

Cortelco Canada (“CC”, subsidiary of CSHC)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Marketable Securities - Marketable securities are classified as available for sale and are reported at fair value. Unrealized holding gains and losses, if any, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method. During 2001, the Company determined that an other-than-temporary impairment had occurred relating to an equity investment. The cost basis of the security was written down, and a loss of $87,000 was recognized.

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

Goodwill - Goodwill represented the cost in excess of the fair value of net assets acquired. Prior to July 31, 2001, these costs were being amortized on a straight line basis over twenty years. On August 1, 2001, the Company adopted FAS 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill as of that date. It was also determined that goodwill was impaired as of that date, and the Company recorded an impairment charge of $10,375,000. See Footnote 4 for more information.

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

Stock Compensation Plans - The Company has three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in Footnote 13. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Fiscal Year Ended July 31,
	2003	2002	2001
	(in thousands)
Net income (loss) as reported	$(1,504)	$(18,695)	$(14,963)
Add: Stock-based compensation, as reported	—	—	—

Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(995)	(1,249)	(1,515)

Pro forma net income (loss)	$(2,499)	$(19,944)	$(16,478)

Net income (loss) per share – basic and diluted:
Net income (loss) per share – as reported	$(0.12)	$(1.56)	$(1.24)
Net income (loss) per share – pro forma	$(0.21)	$(1.66)	$(1.37)

Product Warranties - The Company provides the customer with a warranty from the date of purchase. Estimated warranty obligations are recorded based on actual claims experience.

Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

Revenue Recognition – Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Medical Care and Disability Benefit Plans - The Company is self-insured with respect to the medical and disability benefits offered to substantially all employees. Medical claims and stop-loss insurance costs are charged against earnings in the period as incurred. The Company does not provide benefits to retired employees.

Earnings Per Share - The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”,” which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued.

Fair Value of Financial Instruments - The carrying amounts of financial instruments such as cash, accounts receivable, accounts payable, and notes payable approximate their fair value due to the short term nature of the instruments.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the years ended July 31, 2003, 2002, and 2001, net loss equaled comprehensive loss.

Advertising Expense– The Company expenses advertising expenses as incurred. Advertising expenses for 2003, 2002, and 2001 were not significant.

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145, effective August 1, 2002, and such adoption had no material impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company for its fiscal year beginning August 1, 2003 and is not expected to have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the provisions of SFAS 148 and does not expect that it will have a material adverse impact on its financial statements upon adoption.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company expects that the provisions of FIN 46 will not have a material impact on its financial statements upon adoption since the Company currently has no variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a significant impact on the Company’s future results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations or financial condition.

In July 2003, the EITF reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003. The Company is in the process of evaluating what impact, if any, this pronouncement will have on the Company’s results of operations or financial position.

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

Operating results of the discontinued operations are as follows:

	Year ended July 31,
	2002	2001
	(In thousands)
Net sales	$10,384	$22,181

Loss before income taxes and extraordinary loss	(2,633)	(645)
Income tax expense	—	—

Net loss from discontinued Operations	$(2,633)	$(645)

Net loss per share:
Basic and Diluted	$(0.22)	$(0.05)

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

The following table presents the pro forma financial results for fiscal year 2001 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

Year Ended July 31, 2001
Reported net loss	$(14,963)
Add back amortization of goodwill	586

Adjusted net loss	$(14,377)

Reported basic and diluted net loss per share	$(1.24)
Add back goodwill amortization per share	0.05

Adjusted basic and diluted net loss per share	$(1.19)

Goodwill of $11,724,000 had been recorded in conjunction with the acquisition of BCS Technologies in April 1999. This balance was subsequently reduced by $1,349,000 due to amortization expense in fiscal years 2001, 2000, and 1999. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. Accordingly, the Company’s previously recognized goodwill was tested for impairment as of August 1, 2001. The Company calculated the fair value of the reporting unit using a combination of the Company’s quoted market prices and a discounted cash flow analysis. As a result of this analysis, the Company concluded that goodwill was impaired and recorded an impairment charge in the amount of $10,375,000, which is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the year ended July 31, 2002. The income tax effect of this change in accounting principle was $0.

5. SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of functions to its Atlanta headquarters, which resulted in additional charges of $4,500,000. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002. In fiscal 2003, the company settled all remaining property tax liabilities associated with the former facility in Memphis, Tennessee and recorded an expense reversal to reflect this favorable settlement and close out the restructuring accrual.

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

As a result of the adoption of the restructuring plan, the Company recognized special charges in operating expenses of ($63,000), $970,000 and $4,714,000 in 2003, 2002 and 2001, respectively. Approximately $1,222,000 of the charge in fiscal 2001 related to employee termination benefits for 78 employees. During fiscal year 2001, the Company terminated 73 of the 78 employees with reductions in all major functions and at all locations. In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

The special charge in operating expenses also included ($63,000), $970,000 and $1,968,000 in fiscal 2003, 2002 and 2001, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario and $1,248,000 in fiscal 2001 for asset impairments, primarily related to the write-off of previously capitalized leasehold improvements. The excess space and asset impairments resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce. The remaining $276,000 in special charges recorded in operating expenses in fiscal 2001 primarily related to costs incurred to relocate employees and equipment to our Atlanta headquarters.

The Company also recognized special charges of $752,000 and $1,985,000 in cost of revenues during 2002 and 2001, respectively. The 2002 noncash charge was recorded to properly value excess inventories in light of then-current economic conditions. The 2001 charge related to the write-down of inventory to net realizable value, determined based upon estimated proceeds from disposal, in connection with the discontinuance of the sales of certain third-party products, as well as the Company’s manufacturing outsourcing initiatives.

The following tables summarize the activity relating to the special charges during fiscal years 2003, 2002 and 2001 and the associated liabilities at July 31, 2003, 2002, and 2001:

	July 31, 2000 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2001 Liability Balance
Inventory charges	$—	$1,985	$—	$(1,985	)(1)	$—
Termination benefits	—	1,222	(597)	—		625
Excess facilities cost	—	1,968	(363)	—		1,605
Asset impairments	—	1,248	—	(1,248	)(2)	—
Relocation costs	—	276	(234)	—		42

Total	$—	$6,699	$(1,194)	$(3,233)		$2,272

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2002 Liability Balance
Inventory charges	$—	$752	$—	$(752	)(1)	$—
Termination benefits	625	58	(622)	—		61
Excess facilities cost	1,605	912	(1,013)	(1,331	)(3)	173
Relocation costs	42	—	(42)	—		—

Total	$2,272	$1,722	$(1,677)	$(2,083)		$234

	July 31, 2002 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2003 Liability Balance
Termination benefits	61	—	(61)	—		—
Excess facilities cost	173	(63)	(110)	—		—

Total	$234	$(63)	$(171)	$—		$—

(1)	Represents write-down of inventory to net realizable value
(2)	Represents write-off of assets
(3)	Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable does not bear interest and is payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.
(4)	Reflects favorable settlement of all property tax liabilities for the Company’s former facility in Memphis, Tennessee and the resulting closure of the accrued restructuring liability.

6. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

7. MARKETABLE SECURITIES

Marketable securities consists of the following:

	July 31, 2003		July 31, 2002
	Cost	Market value	Cost	Market Value
(In thousands)
Municipal bonds	$4,200	$4,200	$6,200	$6,200
Corporate obligations	—	—	410	410

Total	$4,200	$4,200	$6,610	$6,610

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 17-26 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2003 or 2002. The Company has classified the municipal bonds as available for sale investments, while the corporate obligations are classified as held to maturity.

The Company has pledged a $875,000 municipal security to secure a standby letter of credit associated with the sublease termination agreement for the Memphis facility.

8. INVENTORIES

The Company accounts for inventories at the lower of cost or market. Cost has been determined by the first-in, first-out (“FIFO”) method in fiscal years 2003 and 2002. Prior to fiscal year 2002, the Company determined cost for certain inventories by the last-in, first-out (“LIFO”) method. The Company adopted FIFO costing for these inventories as of August 1, 2001 in order to provide a better matching of revenues and costs and to conform to a single method of accounting for all of the Company’s inventories. Accordingly, the consolidated financial statements as of July 31, 2001 were restated to apply the new method retroactively. The effect of the accounting change on income for fiscal years 2002 and 2001 was as follows:

	2002	2001
	(In thousands, except per share data)
(Increase) decrease in loss before discontinued operations and extraordinary items	$8	$—
Increase in basic and diluted loss per common share	$0.00	$—

The balance of accumulated deficit as of July 31, 2000 was adjusted for the effect of applying retroactively the new method of accounting.

Inventories consist of the following:

	2003	2002
	(In thousands)
Raw materials and purchased components	$392	$68
Finished goods	1,770	2,841
Warranty reserve	(283)	(199)

Total inventories	$1,879	$2,710

The Company classifies the reserve for warranty obligations as a contra-inventory account due to the fact that the majority of warranty obligations are satisfied through the use of finished goods.

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2003	2002
	(In thousands)
Leasehold improvements	$300	$282
Equipment	3,593	3,794
Furniture and fixtures	751	790

Total	4,644	4,866
Less accumulated depreciation	(3,495)	(3,235)

Property and equipment, net	$1,149	$1,631

Depreciation expense was $703,000, $711,000, and $903,000 for 2003, 2002, and 2001, respectively.

10. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	2003	2002
	(In thousands)
Employee compensation	$362	$572
Commissions	65	98
Vacation	271	307
Deferred income	657	296
Employee withholdings	69	54
Other	572	656

Total	$1,996	$1,983

11. LEASE COMMITMENTS

The Company leases its primary warehouse and office facilities, as well as certain office equipment under operating leases.

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2003:

Year Ending	(In thousands)
2004	$291
2005	287
2006	288
2007	182
2008	—
Thereafter	—

Total	$1,048

Rent expense for the years ended July 31, 2003, 2002, and 2001 totaled $319,000, $327,000, and $754,000, respectively.

12. INCOME TAXES

The income tax provision is summarized as follows:

	2003	2002	2001
	(In thousands)
Continuing operations	$—	$(121)	$(45)
Discontinued operations	—	—	—
Extraordinary item	—	—	—

Total income tax benefit	—	(121)	(45)

The components of income tax benefit for 2003, 2002, and 2001 attributable to continuing operations are as follows:

	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$(121)	$(476)
State	—	—	—

Total current	—	(121)	(476)
Deferred:
Federal	—	—	386
State	—	—	45

Total deferred	—	—	431

Total income tax benefit	$—	$(121)	$(45)

A reconciliation between the income tax benefit from continuing operations recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	2003	2002	2001
	(In thousands)
Income tax at Federal statutory rate (35%)	$(526)	$(5,664)	$(5,027)
State income taxes, net of federal benefit	(66)	(308)	(448)
Change in valuation allowance	120	2,227	5,689
Amortization of goodwill	—	3,631	205
Tax refunds recovered	—	—	(476)
Other, net	472	(7)	12

Total income tax benefit	$—	$(121)	$(45)

The deferred tax effects of the Company’s principal temporary differences at July 31, 2003 and 2002 are as follows:

2003	Assets	Liabilities	Total
	(In thousands)
Allowance for doubtful receivables	$256	$—	$256
Inventories	551	—	551
Basis difference in property and equipment	59	—	59
Accrued warranty costs	116	—	116
Accrued expenses and other	101	—	101
Deferred revenue	180	—	180
Loss reserve	332	—	332
Net operating loss carryforwards	6,632	—	6,632
Capital loss carryforward	199	—	199
Valuation allowance	(8,426)	—	(8,426)

Total deferred asset (liability)	$—	$—	$—

2002	Assets	Liabilities	Total
	(In thousands)
Allowance for doubtful receivables	$343	$—	$343
Inventories	622	—	622
Basis difference in property and equipment	31	—	31
Accrued warranty costs	86	—	86
Accrued expenses and other	323	—	323
Accrued restructuring	78	—	78
Net operating loss carryforwards	6,485	—	6,485
Capital loss carryforward	337	—	337
Valuation allowance	(8,305)	—	(8,305)

Total deferred asset (liability)	$—	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets at July 31, 2003 and 2002.

At July 31, 2003, net operating loss carryforwards of approximately $17.6 million, which expire at various dates through July 2023, are available to reduce future taxable income.

13. EQUITY INCENTIVE PLANS

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

No grants were made under the 1997 Equity Incentive Plan during 2003, 2002, or 2001. The board of directors has declared that no future grants will be made under this plan.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. 215,000, 200,000, and 754,383 options were issued under this plan during fiscal years 2003, 2002, and 2001, respectively, with exercise prices ranging from $0.45 to $4.03 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. 81,250, 130,500 and 78,000 options, respectively, were issued under this plan during fiscal years 2003, 2002, and 2001, respectively, with exercise prices ranging from $0.24 - $1.95

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2001 to increase the number of shares available under the plan to 500,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a noncompensatory plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” 111,747, 120,569 and 126,027 shares were purchased by employees under this plan during fiscal years 2003, 2002, and 2001, respectively.

The status of the Company’s equity incentive plans is summarized below:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,842,566	$3.90	2,002,837	$4.71	1,780,344	$7.13
Granted	296,250	1.48	330,500	0.51	832,383	1.51
Exercised	(34,831)	0.98	(113,192)	0.03	(82,800)	1.00
Cancelled	(279,932)	3.28	(377,579)	6.39	(527,090)	8.43

Outstanding, end of year	1,824,053	$3.66	1,842,566	$3.90	2,002,837	$4.71

Exercisable, end of year	1,184,425	$4.75	1,009,162	$5.34	744,368	$6.89

Exercise price range	$0.24-$24.25		$0.00-$24.25		$0.24 - $24.25

Options available for grant, end of year	725,311		743,054		701,286

Weighted average grant date fair value of options granted during the year	$1.20		$0.57		$1.24

The following table summarizes information about the options outstanding as of July 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2003	Weighted Average Exercise Price
$0.00 - $5.00	1,401,387	7.3 years	$1.90	765,547	$2.19
$5.01 - $10.00	326,066	4.5 years	$8.76	324,190	$8.75
$10.01 - $15.00	88,100	6.0 years	$10.73	87,608	$10.73
$15.01 - $25.00	8,500	6.6 years	$24.25	7,080	$24.25

	1,824,053	6.7 years	$3.66	1,184,425	$4.75

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for options granted at or above the fair market value of the underlying common stock. The company recognized $53,000 in compensation expense during FY 2002 for stock grants to employees. No compensation expense related to stock options was recorded during 2003 or 2001 as the option exercise prices were equal to or greater than the fair market value of the underlying common stock on the date of the grant. In addition, no compensation expense was recognized on any purchases of common stock under the Employee Stock Purchase Plan during the year. Had compensation expense been determined based upon fair values of the options at the grant date in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and earnings per share would have been as follows:

	2003	2002	2001
	(In thousands, except per share data)
Net loss:
As reported	$(1,504)	$(18,695)	$(14,963)
Pro forma	(2,499)	(19,944)	(16,478)
Loss per share:
As reported – basic and diluted	$(0.12)	$(1.56)	$(1.24)
Pro forma – basic and diluted	$(0.21)	$(1.66)	$(1.37)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	4.25%	4.25%	5.00%
Dividend yield	—	—	—
Expected volatility	75%	75%	75%
Expected option life in years	10	10	10

14. RELATED PARTIES

The following represent related party transactions:

	Year Ended July 31,
	2003	2002	2001
	(In thousands)
Purchases from CSHC and subsidiaries	615	784	985
Sales to CSHC and subsidiaries	—	1	—
Sales to CSPR	28	—	—

The following represent related party balances:

	July 31,
	2003	2002
	(In thousands)
Payable to CII	121	84

In addition, at July 31, 1998 the Company had a $3,184,000 note receivable from CSHC that was reflected as a reduction of stockholder’s equity in the accompanying financial statements. The note was to mature on December 31, 2002. During 1999, the Company received 250,000 shares of its common stock from CSHC in exchange for a $2,500,000 reduction of the outstanding note balance. Additionally, the Company loaned the former parent $2,600,000. The loan was due and payable on demand and provided for interest at a rate equal to prime plus 1.5%. During 2000, the Company received $420,000 in principal payments against the note receivable and distributed the $2,600,000 note to CSHC in payment of a dividend payable. During 2002, the note receivable and accrued interest was contributed to CSPR prior to the spin-off.

15. EMPLOYEE SAVINGS PLAN

Substantially all employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During 2003, 2002, and 2001, contributions made by the Company totaled $79,000, $96,000, and $138,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

At July 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,450,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance of the letter of credit as of July 31, 2003 was $875,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

17. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

	2003	2002	2001
	(In thousands, except per share data)
Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(1,504)	$(5,687)	$(14,318)
Weighted average shares outstanding	12,091	12,013	12,040

Basic and diluted loss per share before discontinued operations and extraordinary items	$(0.12)	$(0.47)	$(1.19)

Potential common shares related to options outstanding at July 31, 2003 to purchase 1,824,053 shares of common stock were excluded from the computation of diluted loss per share for the year ended July 31, 2003 because their inclusion would have had an antidilutive effect.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 5, 2003, upon the recommendation of the Audit Committee of the Board of Directors of eOn Communications Corporation (the “Company”), the Board of Directors decided to no longer engage Deloitte & Touche LLP (“Deloitte”) as the Company’s independent auditor, and engaged Grant Thornton, LLP (“Grant Thornton”) to serve as the Company’s independent auditor for the fiscal year ending July 31, 2003.

Deloitte’s reports on the Company’s consolidated financial statements for each of the fiscal years ended July 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte’s report on the Company’s consolidated financial statements for 2002 was issued on an unqualified basis in conjunction with the publication of the Company’s 2002 Annual Report and the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

During the Company’s fiscal years ended July 31, 2002 and 2001, and the subsequent interim period through June 5, 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the Company’s consolidated financial statements for such fiscal years.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s fiscal years ended July 31, 2002 and 2001, or the subsequent interim period through June 5, 2003.

During the Company’s fiscal years ended July 31, 2002 and 2001, and the subsequent interim period through June 5, 2003, the Company did not consult Grant Thornton regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on December 18, 2003 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, are incorporated herein by reference in response to this item. .

Information with respect to executive officers is set forth under the caption “Executive Officers” in Part I of this report.

The Company has adopted a Code of Ethics that applies to all employees, which is attached as Exhibit 14.1 to this report. We intend to satisfy the disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website – investor.eoncc.com.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption “Fees Paid to the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A)    (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

-	Independent Auditors’ Report

-	Balance Sheets as of July 31, 2003 and 2002

-	Statements of Operations for the Years Ended July 31, 2003, 2002, and 2001

-	Statements of Cash Flows for the Years Ended July 31, 2003, 2002, and 2001

-	Statements of Stockholders’ Equity for the Years Ended July 31, 2003, 2002, and 2001

-	Notes to Financial Statements

(2) Financial Statement Schedules

The following financial statement schedule is included in this report:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B) Reports on Form 8-K

During the fourth quarter ended July 31, 2003, the Company reported the following events of Form 8-K:

Date Filed or Furnished	Item No(s).	Description

May 6, 2003	7 and 9	Press release reporting preliminary financial results for the quarter ended April 30, 2003

May 22, 2003	7 and 9	Press release reporting financial results for the quarter ended April 30, 2003

June 11, 2003	4 and 7	Disclosure of engagement of Grant Thornton LLP as independent accountants for fiscal year 2003

June 20, 2003	5 and 7	Disclosure of intent of ChinaVest Inc. to distribute eOn shares to the funds’ beneficial owners

June 20, 2003	5 and 7	Press releasing announcing board authorization for common stock repurchase

June 20, 2003	5 and 7	Press release announcing eOn in full compliance with all continued listing requirements for Nasdaq SmallCap Market

(C) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 29, 2003	By /s/ Lanny N. Lambert
Lanny N. Lambert, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Lynch Troy E. Lynch	President, Chief Executive Officer (Principal Executive Officer)	October 29, 2003

/s/ Lanny N. Lambert Lanny N. Lambert	Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)	October 29, 2003

/s/ Mitch C. Gilstrap Mitch C. Gilstrap	Vice President, Chief Operating Officer	October 29, 2003

/s/ Thomas G. Bevan Thomas G. Bevan	Vice President, Chief Marketing Officer	October 29, 2003

/s/ David S. Lee David S. Lee	Chairman	October 29, 2003

/s/ Stephen R. Bowling Stephen R. Bowling	Director	October 29, 2003

/s/ Robert P. Dilworth Robert P. Dilworth	Director	October 29, 2003

/s/ W. Frank King W. Frank King	Director	October 29, 2003

/s/ Frederick W. Gibbs Frederick W. Gibbs	Director	October 29, 2003

eOn Communications Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
2001:

Allowance for doubtful accounts and sales allowance	457,672	986,057	—	178,594	1,265,135
Warranty reserve	130,908	428,370	—	338,726	220,552

2002:

Allowance for doubtful accounts and sales allowance	1,265,135	164,000	—	562,924	866,211
Warranty reserve	220,552	213,044	—	234,854	198,742

2003:

Allowance for doubtful accounts and sales allowance	866,211	110,000	—	287,182	689,029
Warranty reserve	198,742	312,375	—	227,667	283,450

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors.

10.2(@)	Sublease Termination and Release Agreement between eOn and TC Forest Hill Development, LP dated May 31, 2002.

14.1	Code of Ethics

18(@)	Preferability letter regarding LIFO to FIFO change in inventory accounting

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K