Form 10-Q
period 2003-10-31
EON COMMUNICATIONS CORP
filed 2003-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-26399

(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,366,785 shares of Common Stock, $.001 par value, as of November 30, 2003.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2003

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Condensed Balance Sheets

October 31, 2003 and July 31, 2003

(Dollars in thousands)

	October 31, 2003	July 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,302	$3,221
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $638 and $689, respectively	3,650	2,849
Inventories	1,806	1,879
Other current assets	96	134

Total current assets	13,054	12,283
Property and equipment, net	1,058	1,149
Intangible assets, net	1	2

Total	$14,113	$13,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,670	$1,240
Payable to affiliate	72	121
Note payable – current	447	613
Accrued expenses and other	2,094	1,996

Total current liabilities	4,283	3,970
Commitments and contingencies (see Footnote 7)	—	—
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	53,483	53,447
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(42,163)	(42,493)

Total stockholders’ equity	9,830	9,464

Total	$14,113	$13,434

See notes to condensed financial statements.

eOn Communications Corporation

Condensed Statements of Operations (Unaudited)

For the Three Months ended October 31, 2003 and 2002

(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2003	2002
Net revenue	$5,039	$3,555
Cost of revenues	2,100	1,770

Gross profit	2,939	1,785
Operating expenses:
Selling, general, and administrative	1,918	2,300
Research and development	676	747

Total operating expenses	2,594	3,047

Income (loss) from operations	345	(1,262)
Interest income	(16)	(37)
Interest expense	9	9
Other expense (income), net	22	28

Income (loss) before income tax expense	330	(1,262)
Income tax expense	—	—

Net income (loss)	$330	$(1,262)

Net income (loss) per common share
Basic and diluted	$0.03	$(0.10)

See notes to condensed financial statements

eOn Communications Corporation

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended October 31, 2003 and 2002

(Dollars in thousands)

	Three Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$330	$(1,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164	182
Changes in net assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	(801)	(88)
Inventories	73	(54)
Other current assets	38	(160)
Trade accounts payable	430	434
Receivable/payable to affiliate	(49)	27
Accrued expenses and other	98	(124)
Accrued special charges	—	(55)

Net cash provided by (used in) operating activities	283	(1,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72)	(90)
Purchases of marketable securities	—	(1,500)
Sales of marketable securities	—	1,710

Net cash provided by (used in) investing activities	(72)	120
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(166)	(167)
Purchases of treasury stock	—	(3)
Proceeds from ESPP and stock option exercises	36	8

Net cash used in financing activities	(130)	(162)
Net increase (decrease) in cash and cash equivalents	81	(1,142)
Cash and cash equivalents, beginning of period	3,221	2,682

Cash and cash equivalents, end of period	$3,302	$1,540

See notes to condensed financial statements.

eOn Communications Corporation

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2003 and 2002

(Dollars in thousands)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2003 and 2002 and for each of the three years in the period ended July 31, 2003, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company for its fiscal year beginning August 1, 2003. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company’s results of operations of financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

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

Stock Compensation Plans

At April 30, 2003, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended October 31
	2003	2002
	(Thousands of Dollars, excluding per share data)
Net income (loss) as reported	$330	$(1,262)
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(127)	(249)

Pro forma net income (loss)	$203	$(1,511)
Net income (loss) per share – basic and diluted:
Net income (loss) per share – as reported	$0.03	$(0.10)
Net income (loss) per share – pro forma	$0.02	$(0.13)

2.	REVENUE RECOGNITION

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

3.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended October 31,
	2003	2002
	(In thousands, except per share data)
Basic income (loss) per share:
Net income (loss)	$330	$(1,262)
Weighted average shares outstanding	12,231	12,049

Basic income (loss) per share	$0.03	$(0.10)

Diluted income (loss) per share:
Net income (loss)	$330	$(1,262)
Weighted average shares:
Outstanding	12,231	12,049
Dilutive effect of stock options	554	—

Weighted average shares – diluted	12,785	12,049

Income (loss) from operations per share	$0.03	$(0.10)

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 682,161 and 1,778,611 options excluded for the periods ending October 31, 2003 and 2002, respectively.

4.	INVENTORIES

Inventories consist of the following:

	Oct 31, 2003	July 31, 2003
	(In thousands)
Raw materials and purchased components	$660	$392
Finished goods	1,443	1,770
Warranty reserve	(297)	(283)

Total inventories	$1,806	$1,879

5.	PRODUCT WARRANTIES

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

Information regarding the changes in the Company’s aggregate product warranty accrual for the three-month reporting period was as follows:

	Three Months Ended October 31,
	2003	2002
	(in thousands)
Beginning balance	$283	$199
Warranty cost incurred	(62)	(32)
Accruals for warranties issued during the period	76	76
Accrual related to pre-existing warranties (including changes in estimates)	—	—

	$297	$243

6.	CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the three months ended October 31, 2003:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$9,464
Net income and comprehensive income	—	—	—	—	—	330	330
Issuance of stock under equity incentive plans	197	—	—	—	—	—	—
Issuance of common stock under employee stock plan	94,009	—	36	—	—	—	36

Balance at October 31, 2003	12,947,418	$12	$53,483	(676,900)	$(1,502)	$(42,163)	$9,830

7.	COMMITMENTS AND CONTINGENCIES

At October 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,712,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of October 31, 2003 was $700,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

8.	EQUITY INCENTIVE PLANS

The status of the Company’s stock option plans since August 1, 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 1, 2003	1,824,053	$3.66
Granted	18,000	2.61
Exercised	(197)	0.53
Cancelled	(10,154)	2.57

Options outstanding, October 31, 2003	1,831,702	$3.65

Options exercisable, October 31, 2003	1,237,293	$4.64

Exercise price range	$0.24-$24.25
Options available for grant, October 31, 2003	717,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Product Warranties – We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Inventory Obsolescence – We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Allowance for Uncollectible Accounts Receivable – We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

•	Deferred Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $17.6 million.

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

Three Months Ended October 31, 2003 and 2002

Net Revenues. Total revenues increased 41.7% to $5.0 million in the quarter ended October 31, 2003 from $3.6 million in the quarter ended October 31, 2002. The increase from Q1 2002 to Q1 2003 resulted primarily from increased sales of our eQueue product of $1.3 million and an increase in Millennium revenues of $0.1 million. The large increase in eQueue sales reflected significant revenues from our direct sales channel and domestic resellers.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 64.7% to $2.9 million in the quarter ended October 31, 2003 from $1.8 million in the quarter ended October 31, 2002, primarily due to the higher level of eQueue revenues. Gross margin increased to 58.3% in the quarter ended October 31, 2003 from 50.2% in the quarter ended October 31, 2002, due to a larger percentage of current quarter revenues being derived from the sale of our higher margin eQueue products.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business.

Selling, general and administrative expenses decreased 14.9% to $2.6 million in the quarter ended October 31, 2003, from $3.0 million in the quarter ended October 31, 2002. The decrease was primarily due to reductions in personnel and associated overhead costs during the preceding year from the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $0.7 million in the quarters ended October 31, 2003 and 2002.

Interest and other income and expense. Interest income was $16 thousand in the current quarter, as compared to $37 thousand in the quarter ended October 31, 2002. The decrease was due to lower interest rates and a lower level of investments in marketable securities. Interest expense was $9 thousand in both the current quarter and the prior year quarter, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. Other income and expense was $22 thousand in the current quarter and $28 thousand in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, we had cash and cash equivalents of $3.3 million, $4.2 million in short term investments ($0.7 million of which secure outstanding letters of credit), and a working capital balance of $8.8 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash inflows of $0.3 million in three months ended October 31, 2003 and a net cash outflow of $1.1 million in the three months ended October 31, 2002. The net operating cash inflow for the current period was primarily the result of our net income (adjusted for non-cash items) and increases in accounts payable and accrued expenses, offset by an increase in accounts receivable. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items).

Our investing activities resulted in a cash outflow of $0.1 million for the three months ended October 31, 2003, and a cash inflow of $0.1 million for the three months ended October 31, 2002. Cash used in investing activities in the current period consisted entirely of $0.1 million in capital expenditures. Cash provided by investing activities for the period ended October 31, 2002 consisted primarily of net sales of $0.2 million in marketable securities, offset by purchases of property and equipment of $0.1 million.

Our financing activities have resulted in cash outflows of $0.1 million and $0.2 million for the three months ended October 31, 2003 and 2002, respectively. Cash used in financing activities in the current period consisted primarily of payments against our outstanding note payable.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At October 31, 2003, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,712,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of October 31, 2003 was $700,000.

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

As of October 31, 2003, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,975,962 shares, or 31.0% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the Company for its fiscal year beginning August 1, 2003. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company’s results of operations of financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after

June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits.

Exhibit No.	Description

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(B)	Reports On Form 8-K.

During the first quarter ended October 31, 2003, the Company reported the following event on Form 8-K:

Date Filed or Furnished	Item No(s).	Description
August 28, 2003	7 and 12	Press release reporting financial results for the quarter ended July 31, 2003

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date: December 15, 2003	/s/ STEPHEN R. BOWLING

Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)