Form 10-Q
period 2004-01-31
EON COMMUNICATIONS CORP
filed 2004-03-16
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,614,867 shares of Common Stock, $.001 par value, as of February 29, 2004.

eON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2004

eON COMMUNICATIONS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eON COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

January 31, 2004 and July 31, 2003

(Dollars in thousands)

	January 31, 2004	July 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,429	$3,221
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $381 and $866, respectively	3,292	2,849
Inventories	2,192	1,879
Other current assets	134	134

Total current assets	13,247	12,283
Property and equipment, net	926	1,149
Intangible assets, net	1	2

Total	$14,174	$13,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,758	$1,240
Payable to affiliate	48	121
Note payable	280	613
Accrued expenses and other	1,670	1,996

Total current liabilities	3,756	3,970
Commitments and contingencies (see Footnote 7)	—	—
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	53,984	53,447
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(42,076)	(42,493)

Total stockholders’ equity	10,418	9,464

Total	$14,174	$13,434

See notes to condensed financial statements.

eON COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months and Six Months Ended January 31, 2004 and 2003

(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net revenue	$3,958	$4,118	$8,997	$7,673
Cost of revenues	1,591	1,629	3,691	3,399

Gross profit	2,367	2,489	5,306	4,274
Operating expenses:
Selling, general, and administrative	1,542	2,338	3,460	4,638
Research and development	717	733	1,393	1,480
Special charges	—	(63)	—	(63)

Total operating expenses	2,259	3,008	4,853	6,055

Income (loss) from operations	108	(519)	453	(1,781)
Interest income	(17)	(27)	(32)	(64)
Interest expense	9	8	17	17
Other expense (income), net	29	32	51	60

Income (loss) before income tax expense	87	(532)	417	(1,794)
Income tax expense	—	—	—	—

Net income (loss)	$87	$(532)	$417	$(1,794)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.04)	$0.03	$(0.15)

See notes to condensed financial statements

eON COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended January 31, 2004 and 2003

(Dollars in Thousands)

	Six Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$417	$(1,794)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	321	368
Changes in net assets and liabilities:
Trade accounts receivable	(443)	(680)
Inventories	(313)	(65)
Other current assets	—	(118)
Trade accounts payable	518	312
Receivable/payable to affiliate	(73)	(22)
Accrued expenses and other	(326)	(14)
Accrued special charges	—	(195)

Net cash provided by (used in) operating activities	101	(2,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(159)	(152)
Disposals of property and equipment	62	—
Purchases of marketable securities	—	(1,500)
Sales of marketable securities	—	2,909

Net cash provided by (used in) investing activities	(97)	1,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(333)	(333)
Purchases of treasury stock	—	(3)
Proceeds from ESPP and stock option exercises	537	8

Net cash provided by (used in) financing activities	204	(328)

Net increase (decrease) in cash and cash equivalents	208	(1,279)
Cash and cash equivalents, beginning of period	3,221	2,682

Cash and cash equivalents, end of period	$3,429	$1,403

See notes to condensed financial statements.

eON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months and Six Months Ended January 31, 2004 and 2003

(Dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2004 and for all periods presented.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company has implemented the required disclosures of this pronouncement and will continue to account for stock options under the intrinsic value method.

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

eON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

In July 2003, the EITF reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after October 31, 2003. The adoption of EITF Issue 03-5 did not have a material impact on the Company’s results of operations or financial position.

Stock Compensation Plans

At January 31, 2004, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended January 31		Six Months Ended January 31
	2004	2003	2004	2003
	(Thousands of Dollars, excluding per share data)		(Thousands of Dollars, excluding per share data)
Net income (loss) as reported	$87	$(532)	$417	$(1,794)
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(132)	(243)	(259)	(492)

Pro forma net income (loss)	$(45)	$(775)	$158	$(2,286)

Net income (loss) per share—basic and diluted:
Net income (loss) per share—as reported	$0.01	$(0.04)	$0.03	$(0.15)
Net income (loss) per share—pro forma	$(0.00)	$(0.06)	$0.01	$(0.19)

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	100%	75%	100%	75%
Average risk-free interest rate	4.25%	4.25%	4.25%	4.25%
Expected life (in years)	7	10	7	10

eON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

3. INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic income (loss) per share:
Net income (loss)	$87	$(532)	$417	$(1,794)
Weighted average shares outstanding	12,469	12,051	12,350	12,050

Basic income (loss) per share	$0.01	$(0.04)	$0.03	$(0.15)

Diluted income (loss) per share:
Net income (loss)	$87	$(532)	$417	$(1,794)

Weighted average shares:
Outstanding	12,469	12,051	12,350	12,050
Dilutive effect of stock options	548	—	567	—

Weighted average shares—diluted	13,017	12,051	12,917	12,050

Diluted income (loss) per share	$0.01	$(0.04)	$0.03	$(0.15)

Potential common shares related to certain options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for all periods presented above because their inclusion would have had an anti-dilutive effect. There were 669,066 and 1,779,742 options excluded for the three months ending January 31, 2004 and 2003, respectively. There were 674,066 and 1,779,742 options excluded for the six months ending January 31, 2004 and 2003, respectively.

4. INVENTORIES

Inventories consist of the following:

	Jan 31, 2004	July 31, 2003
	(In thousands)
Raw materials and purchased components	$987	$392
Finished goods	1,499	1,770
Warranty reserve	(294)	(283)

Total inventories	$2,192	$1,879

eON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Information regarding the changes in the Company’s aggregate product warranty accrual for the six months ended January 31, 2004 and 2003 were as follows:

	Six Months Ended January 31,
	2004	2003
	(in thousands)
Beginning balance	$283	$199
Warranty cost incurred	(123)	(123)
Accruals for warranties issued during the period	134	145
Accrual related to pre-existing warranties (including changes in estimates)	—	—

	$294	$221

6. CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the six months ended January 31, 2004:

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands, except share data)
Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$9,464
Net income and comprehensive income	—	—	—	—	—	417	417
Issuance of stock under equity incentive plans	344,546	—	501	—	—	—	501
Issuance of common stock under employee stock plan	94,009	—	36	—	—	—	36

Balance at January 31, 2004	13,291,767	$12	$53,984	(676,900)	$(1,502)	$(42,076)	$10,418

7. COMMITMENTS AND CONTINGENCIES

At January 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $887,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal

eON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of January 31, 2004 was $525,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

8. EQUITY INCENTIVE PLANS

The status of the Company’s stock option plans since August 1, 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 1, 2003	1,824,053	$3.66
Granted	30,000	2.56
Exercised	(344,546)	1.45
Cancelled	(91,196)	1.58

Options outstanding, January 31, 2004	1,418,311	$4.30

Options exercisable, January 31, 2004	943,791	$5.65

Exercise price range	$0.24-$24.25
Options available for grant, January 31, 2004	786,437

9. RELATED PARTIES

The Company is affiliated with the following entities through common stockholder ownership:

Cortelco Systems Puerto Rico, Inc. (former subsidiary) (“CSPR”)

Cortelco Systems Holding Corporation (“CSHC”)

Cortelco International, Inc. (“CII”, subsidiary of CSHC)

Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)

Cortelco Shanghai (“CS”, CSHC owns controlling interest)

Cortelco Canada (“CC”, subsidiary of CSHC)

The following represent related party transactions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(In thousands)
Purchases from Cortelco International	161	169	337	397
Sales to Cortelco Shanghai	131	—	—	—
Sales to CSPR	15	9	18	17

The following represents related party balances:

	January 31, 2004	July 31, 2003
	(In thousands)
Payable to Cortelco International	48	121

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended July 31, 2003.

•	Product Warranties—We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Inventory Obsolescence—We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Allowance for Uncollectible Accounts Receivable—We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

•	Deferred Taxes—We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $17.6 million.

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

Three Months Ended January 31, 2004 and 2003

Net Revenues. Total revenues decreased 3.9% to $4.0 million in the quarter ended January 31, 2004 from $4.1 million in the quarter ended January 31, 2003. The decrease from Q2 2003 to Q2 2004 resulted from a slight decline in sales of our eQueue product of $0.2 million while Millennium revenues were relatively unchanged.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 4.9% to $2.4 million in the quarter ended January 31, 2004 from $2.5 million in the quarter ended January 31, 2003, primarily due to the lower level of eQueue revenues. Gross margin of 59.8% in the quarter ended January 31, 2004 was consistent with 60.4% in the quarter ended January 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 34.0% to $1.5 million in the quarter ended January 31, 2004, from $2.3 million in the quarter ended January 31, 2003. The decrease was primarily due to reductions in personnel and associated overhead costs during the preceding year from the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were unchanged at $0.7 million in the quarters ended January 31, 2004 and 2003.

Special charges. During the prior year quarter ended January 31, 2003, the Company agreed upon and settled its liability for recapture taxes for the former Memphis facility. As a result of this favorable settlement and the previous settlement of all other liabilities from our restructuring plan, the company recognized income of $63 thousand in operating expenses as a result of eliminating the accrued liability for special charges.

Interest and other income and expense. Interest income was $17 thousand in the current quarter, as compared to $27 thousand in the quarter ended January 31, 2003. The decrease was primarily due to lower interest rates earned on investments in the current period in comparison to the prior year period. Interest expense was relatively unchanged, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. Other income and expense was $29 thousand in the current quarter and $32 thousand in the prior year period.

Six Months Ended January 31, 2004 and 2003

Net Revenues. Total revenues increased 17.3% to $9.0 million in the six months ended January 31, 2004 from $7.7 million in the six months ended January 31, 2003. The increase resulted primarily from increased sales of our eQueue product of $1.1 million and an increase in Millennium revenues of $0.2 million. The large increase in eQueue sales reflected significant revenues from our direct sales channel and domestic resellers.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased 24.2% to $5.3 million in the six months ended January 31, 2004 from $4.3 million in the six months ended January 31, 2003, primarily due to the higher level of eQueue revenues. Gross margin increased to 59.0% in the six months ended January 31, 2004 from 55.7% in the six months ended January 31, 2003, due to a larger percentage of current six months revenues being derived from the sale of our higher margin eQueue products.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 25.4% to $3.5 million in the six months ended January 31, 2004, from $4.6 million in the six months ended January 31, 2003. The decrease was primarily due to reductions in personnel and associated overhead costs during the preceding year from the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $1.4 million in the six months ended January 31, 2004 and $1.5 million the six months ended January 31, 2003.

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

Interest and other income and expense. Interest income was $32 thousand in the current six months, as compared to $64 thousand in the six months ended January 31, 2003. The decrease was primarily due to lower interest rates earned on investments in the current period in comparison to the prior year period. Interest expense was $17 thousand in both the current six months and the prior year six months, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. Other income and expense was $51 thousand in the current six months and $60 thousand in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, we had cash and cash equivalents of $3.4 million, $4.2 million in short term investments ($0.5 million of which secure outstanding letters of credit), and a working capital balance of $9.5 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash inflows of $0.1 million in six months ended January 31, 2004 and a net cash outflow of $2.2 million in the six months ended January 31, 2003. The net operating cash inflow for the current period was primarily the result of our net income (adjusted for non-cash items) and increases in accounts payable, offset by an increases in accounts receivable and inventories and a decline in accrued expenses. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items).

Our investing activities resulted in a cash outflow of $0.1 million for the six months ended January 31, 2004, and a cash inflow of $1.3 million for the six months ended January 31, 2003. Cash used in investing activities in the current period consisted entirely of $0.1 million in net capital expenditures. Cash provided by investing activities for the period ended January 31, 2003 consisted primarily of net sales of $1.4 million in marketable securities, offset by purchases of property and equipment of $0.2 million.

Our financing activities resulted in a cash inflow of $0.2 million for the six months ended January 31, 2004, and a cash outflow of $0.3 million for the six months ended January 31, 2003. Cash provided by investing activities in the current period consisted of $0.5 million in proceeds from stock option exercises and purchases under the Employee Stock Purchase Plan, offset by payments against our outstanding note payable of $0.3 million. Cash used in financing activities in the prior period consisted primarily of payments against our outstanding note payable.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At January 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $887,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of January 31, 2004 was $525,000.

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

Because our growth initiatives include expansion into foreign markets, we are subject to the risks of conducting business outside of the United States, including:

–	changes in a specific country’s or region’s political or economic conditions;

–	trade protection measures and import or export licensing requirements;

–	potentially negative consequences from changes in tax laws;

–	difficulty in managing widespread sales and customer service operations; and

–	less effective protection of intellectual property.

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

As of January 31, 2004, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,500,209 shares, or 27.3% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company has implemented the required disclosures of this pronouncement and will continue to account for stock options under the intrinsic value method.

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

In July 2003, the EITF reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after October 31, 2003. The adoption of EITF Issue 03-5 did not have a material impact on the Company’s results of operations or financial position.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held the 2003 Annual Meeting of Stockholders on December 18, 2003 at our corporate headquarters. At that meeting, a majority of stockholders voted to elect Stephen R. Bowling (8,015,527 votes for, 259,766 votes withheld) and Frederick W. Gibbs (8,135,260 votes for, 141,033 votes withheld) to serve as directors for a term of three years. David S. Lee, Robert P. Dilworth, and W. Frank King are continuing directors who were not up for election at the meeting.

In addition, stockholders ratified the appointment of Grant Thornton LLP (8,245,532 votes for, 21,919 votes against, 8,842 abstentions) as our independent auditors for the fiscal year ending July 31, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits.

Exhibit No.	Description

10	Retention Agreement between Mitch Gilstrap and eOn Communications
31	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(B) Reports On Form 8-K.

During the second quarter ended January 31, 2004, the Company reported the following event on Form 8-K:

Date Filed or Furnished	Item No(s).	Description

November 12, 2003	5 and 7	Press releases reporting profit for Q1 2004, changes in executive management team to focus on international expansion, and intent to acquire NeoMecca Inc.

November 19, 2003	7 and 12	Press release reporting financial results for the quarter endedOctober 31, 2003

December 30, 2003	5	Reported the resignation of Thomas G. “Kelly” Bevan as Chief Marketing Officer

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

By:	/s/ STEPHEN R. BOWLING

Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: March 16, 2004