Form 10-Q
period 2004-04-30
EON COMMUNICATIONS CORP
filed 2004-06-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,648,929 shares of Common Stock, $.001 par value, as of May 31, 2004.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2004

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Condensed Balance Sheets

April 30, 2004 and July 31, 2003

(Dollars in thousands)

	April 30, 2004	July 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,923	$3,221
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $421 and $689, respectively	3,104	2,849
Receivable from affiliate	59	—
Inventories	2,084	1,879
Other current assets	99	134

Total current assets	11,469	12,283

Property and equipment, net	763	1,149
Intangible assets, net	—	2

Total	$12,232	$13,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,171	$1,240
Payable to affiliate	47	121
Note payable	114	613
Accrued expenses and other	1,364	1,996

Total current liabilities	2,696	3,970

Commitments and contingencies (see Footnote 7)	—	—

Stockholders’ equity:
Common stock	13	12
Additional paid-in capital	54,045	53,447
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(43,020)	(42,493)

Total stockholders’ equity	9,536	9,464

Total	$12,232	$13,434

See notes to condensed financial statements.

eOn Communications Corporation

Condensed Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended April 30, 2004 and 2003

(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net revenue	$2,770	$4,749	$11,767	$12,422
Cost of revenues	1,259	1,780	4,950	5,180

Gross profit	1,511	2,969	6,817	7,242

Operating expenses:
Selling, general, and administrative	1,598	2,197	5,058	6,835
Research and development	855	686	2,248	2,166
Special charges	—	—	—	(63)

Total operating expenses	2,453	2,883	7,306	8,938

Income (loss) from operations	(942)	86	(489)	(1,696)

Interest income	(15)	(16)	(47)	(80)
Interest expense	9	9	26	26
Other expense (income), net	8	11	59	70

Income (loss) before income tax expense	(944)	82	(527)	(1,712)
Income tax expense	—	—	—	—

Net income (loss)	$(944)	$82	$(527)	$(1,712)

Net income (loss) per common share:
Basic and diluted	$(0.07)	$0.01	$(0.04)	$(0.14)

See notes to condensed financial statements

eOn Communications Corporation

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended April 30, 2004 and 2003

(Dollars in thousands)

	Nine Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(527)	$(1,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	459	560
Changes in net assets and liabilities:
Trade accounts receivable	(255)	(475)
Inventories	(205)	14
Other current assets	35	(48)
Trade accounts payable	(69)	(17)
Receivable/payable to affiliate	(133)	(29)
Accrued expenses and other	(632)	110
Accrued special charges	—	(195)

Net cash used in operating activities	(1,327)	(1,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217)	(193)
Disposals of property and equipment	146	—
Purchases of marketable securities	—	(1,500)
Sales of marketable securities	—	3,909

Net cash provided by (used in) investing activities	(71)	2,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(499)	(499)
Purchases of treasury stock	—	(3)
Proceeds from ESPP and stock option exercises	599	37

Net cash provided by (used in) financing activities	100	(465)

Net increase (decrease) in cash and cash equivalents	(1,298)	(41)
Cash and cash equivalents, beginning of period	3,221	2,682

Cash and cash equivalents, end of period	$1,923	$2,641

See notes to condensed financial statements.

eOn Communications Corporation

Notes to Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended April 30, 2004 and 2003

(Dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2004 and for all periods presented.

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

Stock Compensation Plans

At April 30, 2004, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
	(Thousands of Dollars, excluding per share data)		(Thousands of Dollars, excluding per share data)
Net income (loss) as reported	$(944)	$82	$(527)	$(1,712)
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(154)	(249)	(461)	(747)

Pro forma net income (loss)	$(1,098)	$(167)	$(988)	$(2,459)

Net income (loss) per share – basic and diluted:
Net income (loss) per share – as reported	$(0.07)	$0.01	$(0.04)	$(0.14)
Net income (loss) per share – pro forma	$(0.09)	$(0.01)	$(0.08)	$(0.20)

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—

Expected volatility	100%	75%	100%	75%

Average risk-free interest rate	4.25%	4.25%	4.25%	4.25%

Expected life (in years)	7	10	7	10

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

3. INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$(944)	$82	$(527)	$(1,712)
Weighted average shares outstanding	12,635	12,104	12,444	12,067

Income (loss) per share	$(0.07)	$0.01	$(0.04)	$(0.14)

Potential common shares related to certain options outstanding to purchase shares of common stock were excluded from the computation of diluted loss per shares for all periods presented above because their inclusion would have had an anti-dilutive effect. There were 1,651,406 and 1,694,865 options excluded for the three and nine months ended April 30, 2004 and 2003, respectively.

4. INVENTORIES

Inventories consist of the following:

	Apr 30, 2004	July 31, 2003

	(In thousands)
Raw materials and purchased components	$927	$392
Finished goods	1,441	1,770
Warranty reserve	(284)	(283)

Total inventories	$2,084	$1,879

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

Information regarding the changes in the Company’s aggregate product warranty accrual for the nine months ended April 30, 2004 and 2003 were as follows:

	Nine Months Ended April 30,
	2004	2003
	(in thousands)
Beginning balance	$283	$199
Warranty cost incurred	(181)	(162)
Accruals for warranties issued during the period	182	220
Accrual related to pre-existing warranties (including changes in estimates)	—	—

	$284	$257

6. CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2004:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$9,464
Net income and comprehensive income	—	—	—	—	—	(527)	(527)
Issuance of stock under equity incentive plans	350,859	1	507	—	—	—	508
Issuance of common stock under employee stock plan	121,758	—	91	—	—	—	91

Balance at April 30, 2004	13,325,829	$13	$54,045	(676,900)	$(1,502)	$(43,020)	$9,536

7. COMMITMENTS AND CONTINGENCIES

At April 30, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $835,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of April 30, 2004 was $350,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

8. EQUITY INCENTIVE PLANS

The status of the Company’s stock option plans since August 1, 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 1, 2003	1,824,053	$3.66

Granted	317,000	3.20
Exercised	(350,859)	1.45
Cancelled	(138,788)	1.48

Options outstanding, April 30, 2004	1,651,406	$4.22

Options exercisable, April 30, 2004	977,849	$5.54

Exercise price range	$0.24-$24.25

Options available for grant, April 30, 2004	547,099

9. RELATED PARTIES

The Company is affiliated with the following entities through common stockholder ownership:

Cortelco Systems Puerto Rico, Inc. (former subsidiary) (“CSPR”)

Cortelco Systems Holding Corporation (“CSHC”)

Cortelco International, Inc. (“CII”, subsidiary of CSHC)

Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)

Cortelco Shanghai (“CS”, CSHC owns controlling interest)

Cortelco Canada (“CC”, subsidiary of CSHC)

The following represent related party transactions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Purchases from Cortelco International	128	184	465	581
Sales to Cortelco Shanghai	131	—	—	—
Sales to CSPR	1	1	19	18

The following represents related party balances:

	April 30, 2004	July 31, 2003
	(In thousands)
Receivable from Cortelco Shanghai	59	—
Payable to Cortelco International	48	121

10. SUBSEQUENT EVENTS

On June 1, 2004, eOn Communications acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a leading provider of fiber optic transmission equipment, data communications systems, and network management software in China.

eOn acquired all of the stock of Cortelco China Corp., a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). CSHC received 157,167 shares of eOn common stock valued at approximately $321,250 based upon the previous 30 days average trading price for eOn shares as of June 1, 2004. It is anticipated that up to an additional 471,501 shares may be issued over the next four fiscal quarters if Cortelco Shanghai attains specified revenue targets.

CSHC is a considered a related party of eOn, as David Lee – eOn’s president and chief executive officer - is CSHC’s chairman and principal shareholder. Also, Stephen Bowling - eOn’s vice president and chief financial officer - is a director of CSHC.

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

Three Months Ended April 30, 2004 and 2003

Net Revenues. Total revenues decreased 41.7% to $2.8 million in the quarter ended April 30, 2004 from $4.7 million in the quarter ended April 30, 2003. The decrease from Q3 2003 to Q3 2004 was primarily due to a decline in orders received for our eQueue product.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 49.1% to $1.5 million in the quarter ended April 30, 2004 from $3.0 million in the quarter ended April 30, 2003, primarily due to the lower level of eQueue revenues. Gross margin of 54.5% in the quarter ended April 30, 2004 declined from 62.5% in the quarter ended April 30, 2003 due to lower revenues from our higher-margin eQueue product line.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 27.3% to $1.6 million in the quarter ended April 30, 2004, from $2.2 million in the quarter ended April 30, 2003. The decrease was primarily due to reductions in personnel and associated overhead costs during the preceding year from the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased 24.6% to at $0.8 million in the quarter ended April 30, 2004 from $0.7 million in the quarter ended April 30, 2003 as the company added additional technical headcount over the past twelve months.

Interest and other income and expense. Interest income was relatively unchanged at $15 thousand in the current quarter, compared to $16 thousand in the quarter ended April 30, 2003. Interest expense was unchanged, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. Other income and expense was $8 thousand in the current quarter and $11 thousand in the prior year period.

Nine Months Ended April 30, 2004 and 2003

Net Revenues. Total revenues decreased 5.3% to $11.8 million in the nine months ended April 30, 2004 from $12.4 million in the nine months ended April 30, 2003. The decrease resulted primarily from decreased sales of our eQueue product of $0.7 million.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 5.9% to $6.8 million in the nine months ended April 30, 2004 from $7.2 million in the nine months ended April 30, 2003, primarily due to the lower level of eQueue revenues. Gross margin was relatively unchanged at 57.9% in the nine months ended April 30, 2004 and 58.3% in the nine months ended April 30, 2003.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 26.0% to $5.1 million in the nine months ended April 30, 2004, from $6.8 million in the nine months ended April 30, 2003. The decrease was primarily due to reductions in personnel and associated overhead costs during the preceding year from the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $2.2 million in both the nine months ended April 30, 2004 and 2003.

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

Interest and other income and expense. Interest income was $47 thousand in the current nine months, as compared to $80 thousand in the nine months ended April 30, 2003. The decrease was primarily due to lower interest rates earned on investments in the current period in comparison to the prior year period. Interest expense was $26 thousand in both the current nine months and the prior year nine months, resulting entirely from interest on the note payable associated with the termination of the lease on the Memphis facility. Other income and expense was $59 thousand in the current nine months and $70 thousand in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, we had cash and cash equivalents of $1.9 million, $4.2 million in short term investments ($0.35 million of which secure outstanding letters of credit), and a working capital balance of $8.8 million. Our short-term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $1.3 million in nine months ended April 30, 2004 and a net cash outflow of $1.8 million in the nine months ended April 30, 2003. The net operating cash outflow for the current period was primarily the result of our net loss (adjusted for non-cash items), a decrease in accrued expenses, and increases in accounts receivable and inventories. The net operating cash outflow for the prior period was primarily the result our operating loss (adjusted for non-cash items).

Our investing activities resulted in a cash outflow of $0.1 million for the nine months ended April 30, 2004 and a cash inflow of $2.2 million for the nine months ended April 30, 2003. Cash used in investing activities in the current period consisted entirely of $0.1 million in net capital expenditures. Cash provided by investing activities for the period ended April 30, 2003 consisted primarily of net sales of $2.4 million in marketable securities, offset by purchases of property and equipment of $0.2 million.

Our financing activities resulted in a cash inflow of $0.1 million for the nine months ended April 30, 2004 and a cash outflow of $0.5 million for the nine months ended April 30, 2003. Cash provided by investing activities in the current period consisted of $0.6 million in proceeds from stock option exercises and purchases under the Employee Stock Purchase Plan, offset by payments against our outstanding note payable of $0.5 million. Cash used in financing activities in the prior period consisted primarily of payments against our outstanding note payable.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At April 30, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $835,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit, secured by $1,400,000 of municipal securities, was issued to secure payments under the termination agreement. The balance of the letter of credit as of April 30, 2004 was $350,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

SUBSEQUENT EVENTS

On June 1, 2004, eOn Communications acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a leading provider of fiber optic transmission equipment, data communications systems, and network management software in China.

eOn acquired all of the stock of Cortelco China Corp., a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). CSHC received 157,167 shares of eOn common stock valued at approximately $321,250 based upon the previous 30 days average trading price for eOn shares as of June 1, 2004. It is anticipated that up to an additional 471,501 shares may be issued over the next four fiscal quarters if Cortelco Shanghai attains specified revenue targets.

CSHC is a considered a related party of eOn, as David Lee – eOn’s president and chief executive officer - is CSHC’s chairman and principal shareholder. Also, Stephen Bowling - eOn’s vice president and chief financial officer - is a director of CSHC.

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

As of April 30, 2004, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,527,771 shares, or 27.4% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits.

Exhibit No.	Description
31	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(B) Reports On Form 8-K.

During the third quarter ended April 30, 2004, the Company reported the following event on Form 8-K:

Date Filed or Furnished	Item No(s).	Description
February 26, 2004	7 and 12	Press release reporting financial results for the quarter ended January 31, 2004

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date: June 14, 2004	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)