Form 10-K
period 2004-07-31
EON COMMUNICATIONS CORP
filed 2004-10-28
CIK 1084752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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
YES☒ NO ☐

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
Yes ☐  No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $14,138,000 based upon the closing sale price as reported by the Nasdaq Stock Market on September 30, 2004.  The number of outstanding shares of the registrant’s $0.001 par value common stock was 12,830,152 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

ITEM 1.  BUSINESS.

INTRODUCTION

eOn Communications Corporation™(“eOn” or the “Company”) designs, develops and markets unified voice, email and Web-based communications systems and software for customer contact centers and general business applications. Our primary business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, messaging and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership.  For small and medium-sized general business applications we also offer integrated communication systems such as private branch exchanges (PBX’s), voice mail and unified messaging solutions.

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

On June 1, 2004 eOn purchased, through a wholly-owned subsidiary, a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”).  Cortelco Shanghai is an established telecommunications company with a significant customer base throughout China that provides telecommunications products in China.  These products include fiber optic transmission equipment, data communications systems, and network management software.

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

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

eOn continues to focus resources on developing and marketing products that help businesses communicate more effectively and efficiently with their customers.   The demand for consistent and personalized experiences across all forms of interactions – voice, email, and the Web – puts customers in the driver’s seat and at the forefront of a new era in customer interaction management.  eOn understands the relationship between customer satisfaction and company success and has created solutions that embrace the customer driven environment by providing companies the capability to deliver seamless customer experiences across all types of media.

The award-winning eQueue® Multi-Media Contact Center is our flagship product for delivering a proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center.  Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization.  In addition, the eQueue can distribute and manage email and web-based interactions, making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

The eQueue offers comprehensive applications including ACD with skills based routing, PBX with Voice over Internet Protocol (VoIP) capabilities, email and web chat applications with an integrated knowledge base, integrated voice response, voice mail with unified messaging, quality assurance recording, workforce management and a complete range of desktop devices and applications.

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

Multi–media contact blending is one way to significantly improve productivity. In traditional call centers, individual agents can only handle one contact type, such as voice calls.  Therefore, different pools of agents must be created to manage different forms of media. To cover peak demand times, each unique agent pool must be staffed to maximum capacity.  With the eQueue, however, all agents can effectively handle all types of contacts, coverage is more flexible, fewer agents can handle the same demand, and idle agents can be minimized.  Agent productivity is also increased through the use of. Agent productivity will also be increased through the use of features such as skills-based routing, remote agent support, unified reporting for all media types, quality monitoring and dynamic supervisory control.

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

We believe our best opportunities lie with our eQueue Multi-Media Contact Center Solution. We believe we have an architectural advantage over other companies that will enable eOn to respond quickly to opportunities with our eQueue solution. We will also broaden our core routing and voice services applications by offering products such as workforce management and Voice over IP. eOn will not only gain new opportunities for revenue generation with these additional offerings, but we will also enhance our ability to win competitive bids.  Moreover, providing next-generation capabilities such as universal queuing, workforce optimization, and IP-enablement demonstrates that eOn will be able to meet its client’s current and future needs.  Today, eOn owns one of the most comprehensive solutions available, and we will continue to broaden our product line to maintain this competitive advantage.

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

eOn is in a very unique position today as we possess a comprehensive contact center solution that is offered at an attractive price when compared to our competitors. Our all-in-one approach reduces costs and implementation time, which we believe has positioned eOn as the value leader in the call center industry. In the current climate of reduced capital spending and lengthened sales cycles, we plan to focus on demonstrating the Return On Investment (ROI) value of our solution and plan to accomplish this with sales tools that emphasize operational efficiency, agent productivity, and improved customer service. Key metrics such as average speed to answer, average first call resolution rates, and abandon rates will also be emphasized. eOn has proven customer success stories that can demonstrate hard ROI.

•	Expand Internationally

eOn had success during FY2004 in penetrating international markets and creating new revenue streams. The international market creates an opportunity for eOn to realize rapid revenue growth.  Asia/Pacific has been the focus of eOn and that will continue in FY2005.  eOn’s strategy is to develop strategic alliances in Asia that will allow for rapid distribution and deployment of products and services.  eOn’s strategy is to build partnerships with resellers, outsource companies, and sales agents to achieve these goals. On June 1, 2004 eOn purchased, through a wholly-owned subsidiary, a controlling interest in Cortelco Shanghai.  Cortelco Shanghai is an established telecommunications company with a significant customer base throughout China that provides telecommunications products in China.  These products include fiber optic transmission equipment, data communications systems, and network management software.

•	Opportunistically Manage the Millennium Business

While we promote and grow our eQueue business we will also strive to opportunistically manage the Millennium business. We will continue to support our Millennium dealer channel and will maintain profitability for our Millennium business.  We believe the anticipated growth in the eQueue business will offset the anticipated decline in the Millennium business during Fiscal 2005.

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

The eQueue comes complete with a rich set of telephony features, telephony grade reliability, comprehensive PBX capabilities, multi-featured phones, PC phones, and networking interfaces. The eQueue has a hybrid architecture that supports traditional TDM switching infrastructure and IP-based technology, including the support of VoIP capabilities.  Enhancements to eQueue PBX capabilities, including new multi-feature phones, additional VoIP functionality and redundancy enhancements are incorporated into our development initiatives.

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

In February 2002 eOn entered into a software licensing agreement with GMT Corporation (GMT),  to offer GMT's workforce management application as eQueue Workforce. Through this initiative, eOn and GMT will provide an integrated workforce scheduling and forecasting solution that will allow customers to have the ability to improve the quality of customer interactions, more closely adhere to service level goals, and lower their contact center workforce costs.

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

SALES AND MARKETING

Our marketing objectives are focused on building upon the accomplishments in fiscal year 2004, especially in the areas of lead generation, sales tool creation, and increasing brand awareness. Our goal is to position eOn as the leader in offering multi-media contact center solutions, but our target customer base continues to be customers that are looking to replace their ACD systems with the next generation multi-media contact center solutions. Our strategy will be to continue to promote solutions within our industry, but we will also promote our solution to selected vertical and horizontal markets. During FY2004 we launched many marketing initiatives and programs that began to gain traction and contributed to the growth in eQueue sales during the past year, including:

•	Lead Generation Program
•	eOn Partner Network Program
•	eOn Consulting Services Program
•	Investment Guarantee and Trade Out Promotions
•	Event Marketing Program

We sell, install, maintain and support our eQueue Multi-Media Contact Center in the United States through our direct sales force and through selected value added resellers. For overseas sales of our eQueue product, we utilize value-added resellers for sales, installation, and maintenance. In addition we are in the process of training and educating Cortelco Shanghai on our product suite to assist in the sales and installation process. We also sell the Millennium domestically through our network of dealers and value added resellers.

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

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large referencable customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, Aspect Communications, and Concerto. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Concerto.

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

•	Application Solution or Hosted Solution Providers

An emerging area for eQueue competitors are firms that deliver contact center functionality from a web based platform. Telephony @ Work, Five9, and UCN are examples of companies offering this model in the market place. Advantages typically promoted are investment flexibility with monthly or transaction based licensing, immediate access to technology upgrades, and disaster recovery options.  Business issues that must be considered include IP voice quality, system and application scalability, and limitations in system management and control.

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

INTELLECTUAL PROPERTY

We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have 17 patents issued in the United States and 1 additional patent pending. There can be no assurance that any of our patent application pending will result in the additional patent being issued.

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

“eOn,” “eQueue,” “Millennium” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2004, we employed 174 people. We had 65 employees in the United States and 109 in Asia. The mix of employees was 26 in sales and marketing, 103 in research, development, and professional services, and 45 in finance and administration.  We also employ independent contractors and temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers:

Name	Age	Position

David E. Lee	67	Chairman and Chief Executive Officer
Stephen R. Bowling	62	Chief Financial Officer
Mitch C. Gilstrap	43	Chief Operating Officer

DAVID S. LEE, became the Chairman of the Board of eOn in 1991 and became President and Chief Executive Officer in November 2003.  Previously Mr. Lee served as Chief Executive Officer from May 2000 through August 2001. Mr. Lee is a director of ESS Technology, Inc., a provider of semiconductor and software solutions for multimedia applications; iBasis, Inc., a telecommunications company; and Linear Technology Corporation, a semiconductor company. Mr. Lee is also a Regent of the University of California. From 1985 to 1988, Mr. Lee was President and Chairman of Data Technology Corporation, a computer peripheral company. Prior to 1985, he was Group Executive and Chairman of the Business Information Systems Group of ITT Corporation, a diversified company, and President of ITT Qume, formerly Qume Corporation, a computer systems peripherals company. In 1973, Mr. Lee co-founded Qume Corporation and was its Executive Vice President until the company was acquired by ITT Corporation in 1978. Mr. Lee received an M.S. from North Dakota State University and a B.S. and an honorary doctorate from Montana State University.

STEPHEN R. BOWLING, became a director of eOn in 1993 and Chief Financial Officer in November 2003. From 1994 to 1997, he was the President of eOn and, from 1994 to 1998, he was the Chief Executive Officer of eOn. In 1993, Mr. Bowling became a director of Cortelco Systems Holding Corporation.  He was the President and Chief Executive Officer of Cortelco Systems Holding Corporation from 1993 to April 2004. He was the President and Chief Executive Officer of eManage.com, an internet web site service company in 1999 and 2000. eManage.com filed for Chapter 11 bankruptcy in November 2000. Mr. Bowling received an M.B.A. from Stanford University and a B.A. from Williams College.

MITCH C. GILSTRAP, Chief Operating Officer, leads eOn's U.S. operations and sales teams. Mr. Gilstrap is responsible for sales and sales support, professional services, technical support, engineering, information technology and manufacturing. Joining eOn in February 2001, Mr. Gilstrap drove the product marketing efforts for eOn's contact center solution within the product management group, and most recently led eOn's professional services team, including custom application development, installation and delivery, training, maintenance, consulting and project management services. Prior to joining eOn, he served as General Manager of Fusion Point Technologies as well as Vice President of Product Marketing at Syntellect, a provider of contact center self-service solutions. With more than eighteen years experience, Mr. Gilstrap has held positions in senior product marketing and development in the contact center and telecommunications industries for such companies as Sprint and Hitachi. Mr. Gilstrap holds a Bachelor's degree in Engineering from Georgia Institute of Technology.

ITEM 2.  PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE

Kennesaw, Georgia	40,000 sq. ft.	March 2007	Office
Shanghai, China	35,000 sq. ft.	August 2005	Office
Beijing, China	2,000 sq. ft.	Monthly	Office
Seoul, Korea	2,000 sq. ft.	Monthly	Office

Aggregate monthly rental payments for the Company’s facilities are approximately $38,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

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

QUARTER ENDED	HIGH	LOW

July 31, 2004	$2.50	$1.10
April 30, 2004	$4.17	$2.09
January 31, 2004	$4.57	$2.36
October 31, 2003	$3.70	$1.70

July 31, 2003	$2.35	$0.47
April 30, 2003	$0.81	$0.30
January 31, 2003	$0.55	$0.25
October 31, 2002	$0.60	$0.21

The prices in the table above represent interdealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of  September 30, 2004, there were 218 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2004, we did not declare any cash dividends on our capital stock.  We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

On July 31, 2002, we distributed our entire ownership in Cortelco Systems Puerto Rico to the shareholders of eOn via a stock distribution.

Information set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 30, 2004 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data represent the results from continuing operations of eOn and its subsidiaries, which exclude the results of Cortelco Systems Puerto Rico, Inc., as the results of this subsidiary’s operations are presented separately on a retroactive basis as a discontinued operation (see Footnote 4 to the consolidated financial statements).  The statement of operations data set forth below for each of the fiscal years ended July 31, 2004 and 2003, and the selected balance sheet data at July 31, 2004 and 2003, are derived from consolidated financial statements included in Item 8, which have been audited by Grant Thornton LLP as of July 31, 2004 and 2003 and for the years then ended and by Deloitte & Touche LLP as of July 31, 2002 and for the year then ended. These reports of the independent registered public accounting firms also appear in Item 8. The consolidated statement of operations data for the years ended July 31, 2001, and 2000, and the consolidated balance sheet data at July 31, 2001, and 2000, are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended July 31,

	2004(2)	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$17,950	$17,457	$15,046	$20,184	$29,705
Cost of revenues	8,507	7,478	6,706	9,111	14,027
Special charges (1)	-	-	752	1,985	-

Gross profit	9,443	9,979	7,588	9,088	15,678

Operating expenses:
Selling, general and administrative	7,087	8,667	9,538	14,380	15,283
Research and development	3,106	2,859	2,959	4,340	3,914
Goodwill amortization	-	-	-	586	586
Special charges (1)	-	(63)	970	4,714	-

Total operating expenses	10,193	11,463	13,467	24,020	19,783

Income (loss) from operations	(750)	(1,484)	(5,879)	(14,932)	(4,105)
Interest income	(79)	(99)	(287)	(783)	(759)
Interest expense	29	35	6	-	211
Other (income) expense, net	167	84	210	214	971

Income (loss) from continuing operations before income taxes and minority interest	(867)	(1,504)	(5,808)	(14,363)	(4,528)
Income tax expense(benefit)	24	-	(121)	(45)	(1,193)

Income (loss) from continuing operations before minority Interest	$(891)	$(1,504)	$(5,687)	$(14,318)	$(3,335)
Minority Interest	(37)	-	-	-	-

Income (Loss) from continuing Operations	$(928)	$(1,504)	$(5,687)	$(14,318)	$(3,335)

Income (loss) from continuing operations per share:
Basic	$(0.07)	$(0.12)	$(0.47)	$(1.19)	$(0.34)
Diluted	$(0.07)	$(0.12)	$(0.47)	$(1.19)	$(0.34)
Weighted average shares outstanding:
Basic	12,522	12,091	12,013	12,040	9,885
Diluted	12,522	12,091	12,013	12,040	9,885

Cash dividends per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,679	$3,221	$2,682	$3,590	$1,829
Marketable securities	4,200	4,200	6,610	8,850	16,337
Working capital	9,715	8,313	9,855	20,591	35,882
Goodwill, net	-	-	-	10,375	10,961
Total assets	22,295	13,717	15,970	39,914	55,320
Long-term debt	-	-	613	-	-
Total stockholders’ equity	9,459	9,464	10,900	34,077	50,002

(1)

In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space. An additional charge was recorded in fiscal year 2002, primarily to reflect the financial impact of the sublease termination agreement for the facilities in Memphis, Tennessee and a noncash valuation charge for excess inventory. In FY 2003, a special charge expense reversal was recorded upon the favorable settlement of all outstanding property tax liabilities associated with the former facility in Memphis, Tennessee (see Footnote 6 to the consolidated financial statements).

(2)

On June 1, 2004 we acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company.  Cortelco Shanghai’s results of operations have been included with our results of operations since the acquisition date.

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

On June 1, 2004 eOn purchased a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”).  Cortelco Shanghai is an established telecommunications company with a significant customer base throughout China that provides telecommunications products in China.  These products include fiber optic transmission equipment, data communications systems, and network management software.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Footnote 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements.

Revenue Recognition – Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance.  The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Product Warranties – We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Deferred Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $18.8 million.

Accounting principles generally accepted in the United States of America require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state income taxes, for current income.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2004, 2003, and 2002:

	Year Ended July 31,

	2004	2003		2002

Net revenues	100.0%	100.0%		100.0%
Cost of revenues	47.4%	42.8%		44.6%
Special charges	0.0%	0.0%		5.0%

Gross margin	52.6%	57.2%		50.4%
Operating expenses:
Selling, general, and administrative	39.5%	49.7%		63.4%
Research and development	17.3%	16.4%		19.7%
Special charges	0.0%	(0.4)%		6.4%

Total operating expenses	56.8%	65.7%		89.5%

Loss from operations	(4.2)%	(8.5)%		(39.1)%
Interest (income) expense, net	(0.2)%	(0.4)%		(1.9)%
Other (income) expense, net	0.9%	0.5%		1.4%

Loss from continuing operations before income taxes and minority interest	(4.8)%	(8.6)%		(38.6)%

Income tax expense(benefit)	0.1%	(0.0	) %	(0.8)%

Loss from continuing operations before minority interest.	(5.0)%	(8.6)%		(37.8)%

Minority Interest	0.2%	0.0%		0.0%

Loss before discontinued operations and cumulative effect of change in accounting principle	(5.2)%	(8.6)%		(37.8)%

Income (loss) from discontinued operations, net of tax ..	0.0%	0.0%		(17.5% )

Cumulative effect of change in accounting principle, net of tax	0.0%	(0.0)%		(69.0)%

Net loss ....	(5.2)%	(8.6)%		(124.3)%

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 4 – Discontinued Operations in the notes to the consolidated financial statements).

NET REVENUES

Our overall net revenues increased 2.8% to $18.0 million in fiscal 2004 from $17.5 million in fiscal 2003. The increase resulted primarily from the additional revenue received by the acquisition of Cortelco Shanghai partially offset by a decrease in revenues from our eQueue products. Fiscal 2003 net revenues represented a 16.0% increase from $15.0 million in fiscal 2002. The increase was primarily due to an increase in eQueue revenues of $2.8 million, offset by a decline in Millennium revenues of $0.4 million.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 5.4% to $9.4 million for the year ended July 31, 2004 from $10.0 million in fiscal 2003. The decrease was primarily due to a decrease in revenue for our higher margined eQueue products. Fiscal 2003 represented an increase in gross profit of 31.5% from $7.6 million in fiscal 2002. The increase in gross profit in 2003 was primarily due to increased revenues from our eQueue products. Our gross margins, excluding any special charges, were 52.6%, 57.2%, and 55.4% for fiscal years 2004, 2003, and 2002, respectively. The change in gross margin from year-to-year is primarily the function of changes in product mix, rather than changes in pricing and/or costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $7.1 million in fiscal 2004, a decrease of 18.2% from $8.7 million in fiscal 2003.  The decrease was a result of cost cutting measures implemented by management.  Fiscal 2003 represented a 9.1% decrease from $9.5 million in fiscal 2002. The decrease in fiscal year 2003 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan (see the Special Charges section).

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of personnel and related expenses for our engineering staff. The majority of our research and development efforts are currently concentrated on enhancements for our eQueue product line. Research and development expenses were $3.1 million in fiscal 2004 which represents an 8.6% increase from $2.9 million in fiscal 2003.  The increase was primarily due to increased development on our eQueue product. Fiscal 2003 expenses were relatively unchanged from $3.0 million in fiscal 2002.

AMORTIZATION OF GOODWILL AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of  fiscal year 2001, which included headcount reductions and office space consolidation and resulted in charges of $2,199,000. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of functions to its Atlanta headquarters, which resulted in additional charges of $4,500,000. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002. In fiscal 2003, the company settled all remaining property tax liabilities associated with the former facility in Memphis, Tennessee and recorded an expense reversal of $63,000 to reflect this favorable settlement and close out the restructuring accrual.

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

As a result of the adoption of the restructuring plan, the Company recognized special charges  in operating expenses of ($63,000) and $970,000 in 2003 and 2002, respectively.In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

The special charge in operating expenses also included ($63,000) and $970,000 in fiscal 2003 and 2002, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario. The excess space resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in our workforce.

The Company also recognized special charges of $752,000 in cost of revenues during 2002. The 2002 noncash charge was recorded  to properly value excess inventories in light of then-current economic conditions.

The following tables summarize the activity relating to the special charges during fiscal years 2003 and the associated liabilities at July 31, 2003 and 2002:

	July 31, 2002 Liability Balance	Charges		Expenditures	Other Adjustments	July 31, 2003 Liability Balance

Termination benefits	61	-		(61)	-	-
Excess facilities cost	173	(63)	(1)	(110)	-	-

Total	$234	$(63)		$(171)	$-	$-

(1)	Reflects favorable settlement of all property tax liabilities for the Company’s former facility in Memphis, Tennessee and the resulting closure of the accrued restructuring liability.

INTEREST INCOME AND EXPENSE

Interest expense was $29,000, $35,000 and $6,000 in fiscal years 2004, 2003 and 2002, respectively. The interest expense was primarily due to the imputation of interest on the note payable associated with the termination of the lease on the Memphis facility.

Interest income in fiscal 2004 of $0.08 million decreased 20.0% from $0.10 million in fiscal 2003. Interest income was  $0.29 million in fiscal 2002. The decrease in fiscal years 2004 and 2003 reflected significantly lower interest rates and a lower level of investments in marketable securities.

OTHER INCOME AND EXPENSE, NET

Other expense was $0.2 million in fiscal 2004 compared to $0.1 million in fiscal 2003 and $0.2 million in fiscal 2002.  The increase was primarily due to a reserve established for a bankruptcy judgment that occurred in 2001.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense was $24,000 for fiscal 2004 as a result of the acquisition of Cortelco Shanghai. The income tax benefit was  $0.0 million and $0.12 million in fiscal years 2003 and 2002, respectively. The income tax benefit for fiscal year 2002 resulted from the carryback of previous years’ operating losses to the preceding five years under the Job Creation and Worker Assistance Act of 2002, versus two years under previous tax laws.

SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

We are providing unaudited pro forma information regarding the acquisition of Cortelco Shanghai. These pro forma results assume that the acquisition had been completed as of August 1, 2001 and therefore presents revenues and net income of us and all our subsidiaries for each fiscal year.

	Fiscal Year Ended July 31,

	2004	2003	2002

	(in thousands)
Net Revenue	$24,336	$28,295	$32,310
Net income (loss) before extraordinary items	(805)	(1,215)	(5,381)
Net income (loss) before cumulative effect of accounting change	(805)	(1,215)	(8,014)
Net income (loss)	(805)	(1,215)	(18,389)

Earnings per share	(0.06)	(0.10)	(1.53)

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, we had cash and cash equivalents of $4.7 million, $4.2 million in short term investments, and a working capital balance of $9.7 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $1.3 million, $1.1 million, and $2.1 million for fiscal years 2004, 2003, and 2002, respectively. The net operating cash for the current year was primarily the result of our operating loss (adjusted for  non-cash items) and an increase in accounts receivable, which was partially offset by a reduction in accounts payable. The net operating cash outflow for fiscal year 2003 was primarily the result of our operating loss (adjusted for  non-cash items) and an increase in accounts receivable, which were partially offset by a reduction in inventories. The net operating cash outflow for fiscal 2002 resulted primarily from our operating loss (adjusted for non-cash items), and expenditures for accrued special charges, which were partially offset by increased collections and a reduction in inventories.

Our investing activities resulted in cash inflows of $2.9 million, $2.2 million, and $1.8 million in fiscal years 2004, 2003, and 2002, respectively. Cash provided by investing activities in the current year consisted primarily of $3.8 million in cash acquired with the acquisition of Cortelco Shanghai offset by the purchase of property and equipment. Cash provided by investing activities in 2003 consisted primarily of $2.4 million in net sales of marketable securities. Cash provided by investing activities in fiscal year 2002 consisted primarily of $2.1 million in net sales of marketable securities.

Our financing activities have resulted in cash outflows of  $0.1 million, $0.6 million and $0.2 million in fiscal years 2004, 2003, and 2002, respectively. Cash used in financing activities in fiscal 2004 and fiscal 2003 consisted primarily of payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee. Cash used in financing activities in fiscal 2002 consisted primarily of repurchases of common stock and payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee.

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

COMMITMENTS AND CONTINGENCIES

At July 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,518,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance of the letter of credit as of July 31, 2004 was $175,000.

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

Unanticipated difficulties in integrating our recent acquisition of Cortelco Shanghai could harm our business.

On June 1, 2004 eOn purchased a controlling interest in Cortelco Shanghai. Cortelco Shanghai provides telecommunications products in China, including fiber optic transmission equipment, data communications systems, and network management software. eOn’s future operating results may be adversely affected if we are not able to realize operating efficiencies and sales opportunities as a result of this acquisition.

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

As of July 31, 2004, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,618,477 shares, or 35.3% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The addition of this pronouncement did not have a material impact on our results of operations or financial position.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended July 31, 2004 and 2003 is summarized as follows:

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands)
Net revenues	$5,039	$3,958	$2,770	$6,183
Gross profit	2,939	2,367	1,511	2,626
Income (loss) before discontinued operations and extraordinary item	330	87	(944)	(400)
Net income (loss)	330	87	(944)	(400)

Income (loss) before discontinued operations and extraordinary item per common share:
Basic and diluted	$0.03	$0.01	$(0.07)	$(0.03)
Net income loss per common share
Basic and diluted (1)	$0.03	$0.01	$(0.07)	$(0.03)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands)
Net revenues	$3,555	$4,118	$4,749	$5,035
Gross profit	1,785	2,489	2,969	2,736
Income (loss) before discontinued operations and extraordinary item	(1,262)	(532)	82	208
Net income (loss)	(1,262)	(532)	82	208

Income (loss) before discontinued operations and extraordinary item per common share (1):
Basic and diluted	$(0.10)	$(0.04)	$0.01	$0.02
Net income loss per common share:
Basic and diluted (1)	(0.10)	(0.04)	0 01	0.02

(1)	Due to rounding and changes in outstanding shares, the sum of the four quarters does not equal the earnings per common share amounts calculated for the year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiary as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiary as of July 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II, Valuation and Qualifying Accounts listed in the Index at Item 15(A), is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The schedule as of July 31, 2004 and 2003 and for the years then ended has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Atlanta, Georgia
August 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eOn Communications Corporation

We have audited the accompanying consolidated statements of operations, cash flows, and stockholders’ equity of eOn Communications Corporation and subsidiaries (the “Company”) for the year ended July 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended July 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, on August 1, 2001 the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 29, 2002

eOn Communications Corporation
Consolidated Balance Sheets
July 31, 2004 and 2003
(Dollars in thousands)

ASSETS

	July 31,

	2004	2003

Current assets:
Cash and cash equivalents	$4,679	$3,221
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance for doubtful accounts of $774 and $689	6,656	2,849
Trade accounts receivable – related party, net of allowance for doubtful accounts of $18	615	-
Notes receivable	528	-
Inventories	2,733	2,162
Other current assets	1,913	134

Total current assets	21,324	12,566

Property and equipment, net	971	1,149
Intangible assets, net of accumulated amortization	0	2

Total	$22,295	$13,717

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$5,431	$1,240
Payable to affiliate	2,049	121
Note payable – current	767	613
Deferred acquisition payment	1,078	-
Accrued expenses and other	2,284	2,279

Total current liabilities	11,609	4,253

Minority Interest	1,227	-

Stockholders' equity:
Common Stock, $.001 par value (50,000,000 shares authorized, 12,810,260 and 12,176,312 shares issued and outstanding)	13	12
Additional paid-in capital	54,369	53,447
Treasury stock, at cost (676,900 and 676,900 shares, respectively)	(1,502)	(1,502)
Accumulated deficit	(43,421)	(42,493)

Total stockholders' equity	9,459	9,464

Total	$22,295	$13,717

See notes to financial statements.

eOn Communications Corporation
Consolidated Statements of Operations
For the Years Ended July 31, 2004, 2003, and 2002
(Dollars in thousands, except per share data)

	Year Ended July 31,

	2004	2003	2002

Net revenues	$17,950	$17,457	$15,046
Cost of revenues	8,507	7,478	6,706
Special charges	-	-	752

Gross profit	9,443	9,979	7,588

Operating expenses:
Selling, general and administrative	7,087	8,667	9,538
Research and development	3,106	2,859	2,959
Special charges	-	(63)	970

Total operating expenses	10,193	11,463	13,467

Loss from operations	(750)	(1,484)	(5,879)

Interest expense	29	35	6
Interest income	(79)	(99)	(287)
Other (income) expense, net	167	84	210

Loss from continuing operations before income taxes and minority interest	(867)	(1,504)	(5,808)

Income tax expense	24	-	(121)

Loss before minority interest	(891)	(1,504)	(5,687)

Minority interest	(37)	-	-

Loss before discontinued operations, extraordinary loss, and cumulative effect of change in accounting principle	(928)	(1,504)	(5,687)

Income (loss) from discontinued operations, net of income tax effect	-	-	(2,633)

Cumulative effect of change in accounting principle, net of income tax effect	-	-	(10,375)

Net loss and comprehensive loss	$(928)	$(1,504)	$(18,695)

Net loss per common share:
Basic and diluted:
Loss before discontinued operations and extraordinary items	$(0.07)	$(0.12)	$(0.47)
Income (loss) from discontinued operations	-	-	(0.22)
Cumulative effect of change in accounting principle	-	-	(0.86)

Net loss per common share	$(0.07)	$(0.12)	$(1.56)

See notes to financial statements.

eOn Communications Corporation
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2004, 2003, and 2002
(Dollars in thousands)

	Year Ended July 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(928)	$(1,504)	$(18,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	-	2,633
Impairment of goodwill from adoption of FAS 142	-	-	10,375
Depreciation and amortization	596	729	744
Minority Interest	37	-	-
Provision for the allowance for doubtful accounts	85	110	164
Loss on investments	-	-	94
Changes in net assets and liabilities (net of effect of discontinued operations):
Trade accounts receivable	(2,523)	(973)	1,563
Accounts receivable from/payable to affiliates	(106)	37	24
Notes receivable	(174)	-	-
Inventories	363	915	1,310
Other assets	(26)	(9)	48
Trade accounts payable	1,916	(52)	(51)
Accrued special charges	-	(195)	(707)
Accrued expenses and other	(569)	(110)	117
Income taxes payable (refund receivable)	-	-	271

Net cash used in operating activities	(1,329)	(1,052)	(2,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in business acquisition	3,108	-	-
Purchases of property and equipment	(345)	(221)	(301)
Disposal of property and equipment	146	-	-
Sales of marketable securities	-	3,909	7,438
Purchases of marketable securities	-	(1,500)	(5,310)

Net cash provided by investing activities	2,909	2,188	1,827

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(724)	(665)	(53)
Repurchases of common stock	-	(3)	(203)
Proceeds from the exercise of stock options and employee stock purchase plan	602	71	84

Net cash used in financing activities	(122)	(597)	(172)

Cash used by discontinued operations	-	-	(453)

eOn Communications Corporation
Consolidated Statements of Cash Flows (continued)
For the Years Ended July 31, 2004, 2003, and 2002

	Year Ended July 31,

	2004	2003	2002

Net increase (decrease) in cash and cash equivalents	1,458	539	(908)
Cash and cash equivalents, beginning of year	3,221	2,682	3,590

Cash and cash equivalents, end of year	$4,679	$3,221	$2,682

Supplemental cash flow information:
Interest paid	$29	$35	$6
Income taxes paid	24	-	-

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

See notes to financial statements.

eOn Communications Corporation
Consolidated Statement of Stockholders' Equity
For the Years Ended July 31, 2004, 2003, and 2002
(Dollars in thousands)

							Note Receivable From Affiliate/ Former Parent

	Common Stock		Additional Paid-In Capital	Treasury Stock				Total Stockholders’ Equity
						Accumulated Deficit
	Shares	Amount		Shares	Amount

Balance at July 31, 2001	12,473,445	$12	$57,919	(431,500)	$(1,296)	$(22,294)	$(264)	$34,077

Repurchase of common stock	-	-	-	(234,500)	(203)	-	-	(203)
Exercise of stock options	112,620	-	56	-	-	-	-	56
Issuances from employee stock purchase plan	120,569	-	81	-	-	-	-	81
Distribution of CSPR stock	-	-	(4,680)	-	-	-	264	(4,416)
Net loss and comprehensive loss	-	-	-	-	-	(18,695)	-	(18,695)

Balance at July 31, 2002	12,706,634	$12	$53,376	(666,000)	$(1,499)	$(40,989)	$-	$10,900

Repurchase of common stock	-	-	-	(10,900)	(3)	-	-	(3)
Exercise of stock options	34,831	-	34	-	-	-	-	34
Issuances from employee stock purchase plan	111,747	-	37	-	-	-	-	37
Net loss and comprehensive loss	-	-	-	-	-	(1,504)	-	(1,504)

Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$-	$9,464

Exercise of stock options	355,023	1	510	-	-	-	-	511
Issuances from employee stock purchase plan	121,758	-	91	-	-	-	-	91
Issuances of common stock for acquisitions	157,167	-	321	-	-	-	-	321
Net loss and comprehensive loss	-	-	-	-	-	(928)	-	(928)

Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$-	$9,459

See notes to financial statements.

eOn Communications Corporation
Notes to Consolidated Financial Statements
Years Ended July 31, 2004, 2003, and 2002

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - eOn Communications Corporation (the “Company” or “eOn”) designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations.  The company also owns a controlling interest in Cortelco Shanghai Telecom Equipment Company based in China, which provides fiber optic transmission equipment, data communications systems, and network management software.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and includes the accounts of the company’s majority owned subsidiary, Cortelco Shanghai.  All significant balances and transactions have been eliminated during the consolidation.

The Company also had a wholly-owned subsidiary, Cortelco Systems Puerto Rico, Inc. (“CSPR”), based in San Juan Puerto Rico. On August 28, 2001, the Board of Directors approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn. This action was completed on July 31, 2002 via a distribution of all the outstanding shares of CSPR to the shareholders of eOn. Therefore, the assets, liabilities, results of operations and cash flows of this entity have been segregated and are reflected in the financial statements of eOn as a discontinued operation for all periods. The Company’s financial statements have been restated to conform to the discontinued operations presentation. See Footnote 4 for additional information.

The Company is affiliated with the following entities through common stockholder ownership:
CSPR (former subsidiary)
Cortelco Systems Holding Corporation (“CSHC”)
Cortelco International, Inc. (“CII”, subsidiary of CSHC)
Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)
Cortelco Canada (“CC”, subsidiary of CSHC)
Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”)

2.  ACQUISITION OF CORTELCO SHANGHAI TELECOM EQUIPMENT COMPANY

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”).  CSHC received 157,167 shares of eOn common stock valued at $321,250.  It is anticipated that up to an additional 471,501 shares may be issued over the next four fiscal quarters if Cortelco Shanghai attains specified revenue targets as set forth in the purchase agreement which is classified as Accrued earnout liability in the purchase allocation.

This acquisition has been accounted for under the purchase method pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:

Shares issued on May 31, 2004	$321,000
Additional Consideration	7,000
Total consideration	328,000
As of May 31, 2004:
Current assets	$8,100,000
Long term assets	206,000
Current Liabilities	(5,710,000)
Minority Interest	(1,190,000)
Accrued earnout liability	(1,078,000)

Net assets acquired	$328,000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of eOn Communications Corporation and its majority owned subsidiary — Cortelco Shanghai Telecom Equipment Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  At July 31, 2004 there was $2,924,392 held in foreign bank accounts.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years.  Maintenance and repair costs are charged to expense as incurred.

Goodwill - Goodwill represented the cost in excess of the fair value of net assets acquired. Prior to July 31, 2001, these costs were being amortized on a straight line basis over twenty years. On August 1, 2001, the Company adopted FAS 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill as of that date. It was also determined that goodwill was impaired as of that date, and the Company recorded an impairment charge of $10,375,000. See Footnote 5 for more information.

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

Stock Compensation Plans - The Company has three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in Footnote 15. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Fiscal Year Ended July 31,

	2004	2003	2002

	(in thousands)
Net loss as reported	$(928)	$(1,504)	$(18,695)
Add: Stock-based compensation, as reported
	—	—	—
Deduct: Total stock-based compensation
determined under fair value based method for all	(612)	(995)	(1,249)
awards, net of tax

Pro forma net loss	$(1,540)	$(2,499)	$(19,944)

Net loss per share – basic and diluted:
Net loss per share – as reported	$(0.07)	$(0.12)	$(1.56)
Net loss per share – pro forma	$(0.12)	$(0.21)	$(1.66)

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

Revenue Recognition – Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance.  The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Medical Care and Disability Benefit Plans - The Company is fully insured with respect to the medical and disability benefits offered to substantially all employees. The Company does not provide benefits to retired employees.

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

Comprehensive Income - In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the years ended July 31, 2004, 2003, and 2002, net loss equaled comprehensive loss.

Research and Development Costs – The Company allocates expenses to Research and Development costs based on headcount that is partially dedicated to Research and Development activities.

Advertising Expense – The Company expenses advertising expenses as incurred. Advertising expenses for 2004, 2003, and 2002 were not significant.

Recently Issued Accounting Standards - In November 2002, the Emerging Issues Task force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units.  The adoption of EITF Issue 00-21 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock -Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002.  The Company has implemented the required disclosures of this pronouncement and will continue to account for stock options under the intrinsic value method.

In July 2003, the EITF reached consensus regarding EITF Issue 03-5,  Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables.  The consensus addresses whether nonsoftware deliverables  in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition.  The pronouncement is effective prospectively for arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003.  The adoption of EITF Issue 03-5 did not have a material impact on the Company's results of operations or financial position.

Reclassifications - Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation.

4.  DISCONTINUED OPERATIONS

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

Operating results of the discontinued operations are as follows:

Year ended July 31,

2002

(In thousands)

Net sales	$10,384

Loss before income taxes and extraordinary loss	(2,633)
Income tax expense	-

Net loss from discontinued operations	$(2,633)

Net loss per share:
Basic and Diluted	$(0.22)

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

6.  SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation. During the fourth quarter of 2001, the Company made the decision to consolidate the majority of functions to its Atlanta headquarters. In fiscal 2002, the Company recorded additional special charges to reflect the impact of a lease termination agreement for its former facility in Memphis, Tennessee and to properly value excess inventories on hand at July 31, 2002. In fiscal 2003, the company settled all remaining property tax liabilities associated with the former facility in Memphis, Tennessee and recorded an expense reversal to reflect this favorable settlement and close out the restructuring accrual.

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

As a result of the adoption of the restructuring plan, the Company recognized special charges  in operating expenses.  The special charge in operating expenses included ($63,000) and $970,000 in fiscal 2003 and 2002, respectively, for the expected costs associated with excess space at the Company’s locations in Memphis, Tennessee; Englewood, Colorado; and Guelph, Ontario.  The excess space resulted from the Company’s relocation of personnel and certain functions to the Atlanta headquarters and the corresponding reductions in the company’s workforce.

The Company also recognized special charges of $752,000 in cost of revenues during 2002. The noncash charge was recorded to properly value excess inventories in light of then-current economic conditions.

The following tables summarize the activity relating to the special charges during fiscal years 2003 and 2002 and the associated liabilities at July 31, 2003 and 2002:

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2002 Liability Balance

Inventory charges	$-	$752	$-	$(752	) (1)	$-
Termination benefits	625	58	(622)	-		61
Excess facilities cost	1,605	912	(1,013)	(1,331	) (2)	173
Relocation costs	42	-	(42)	-		-

Total	$2,272	$1,722	$(1,677)	$(2,083)		$234

	July 31, 2002 Liability Balance	Charges	Expenditures	Other Adjustments	July 31, 2003 Liability Balance

Termination benefits	61	-	(61)	-	-
Excess facilities cost	173	(63)	(110)	-	-

Total	$234	$(63)	$(171)	$-	$-

(1)  Represents write-down of inventory to net realizable value

(2)  Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable does not bear interest and is payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.

7.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash balances with large regional financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company's products are sold principally to dealers, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company's credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  No additional risk beyond amounts provided for collection losses is believed inherent in the Company's trade accounts receivable.

The company had sales to a single customer during 2004 that equaled 11% of total sales.  The related accounts receivable due from this customer at July 31, 2004 was $428,810.

8.  MARKETABLE SECURITIES

Marketable securities consists of the following:

	July 31, 2004		July 31, 2003

	Cost	Market value	Cost	Market Value

(In thousands)
Municipal bonds	$4,200	$4,200	$4,200	$4,200

Total	$4,200	$4,200	$4,200	$4,200

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 17-26 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2004 or 2003. The Company has classified the municipal bonds as available for sale investments.

The Company has pledged a $175,000 municipal security to secure a standby letter of credit associated with the sublease termination agreement for the Memphis facility.

9.  INVENTORIES

The Company accounts for inventories at the lower of cost or market. Cost has been determined by the first-in, first-out (“FIFO”) method.  The Company adopted FIFO costing for these inventories as of August 1, 2001 in order to provide a better matching of revenues and costs and to conform to a single method of accounting for all of the Company’s inventories. The effect of the accounting change on income for fiscal year 2002 was as follows:

2002

(In thousands, except per share data)

Decrease in loss before discontinued operations and extraordinary items	$8

Increase in basic and diluted loss per common share	$0.00

The balance of accumulated deficit as of July 31, 2000 was adjusted for the effect of applying retroactively the new method of accounting.

Inventories consist of the following:

	2004	2003

	(In thousands)
Raw materials and purchased components	$723	$392
Finished goods	2,010	1,770

Total inventories	$2,733	$2,162

10. OTHER CURRENT ASSETS

Other current assets consists of the following:

	2004	2003

	(In thousands)
Customer deposits	$794	$-
Advances to suppliers	893	-
Prepaid expenses	132	96
Other	94	38

Total	1,913	134

11. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2004	2003

	(In thousands)
Leasehold improvements	$311	$300
Equipment	2,565	3,593
Furniture and fixtures	501	751

Total	3,377	4,644
Less accumulated depreciation	(2,406)	(3,495)

Property and equipment, net	$971	$1,149

Depreciation expense was $596,000, $703,000, and $711,000 for 2004, 2003, and 2002, respectively.

12. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	2004	2003

	(In thousands)
Employee compensation	$197	$362
Commissions	37	65
Vacation	35	271
Deferred income	651	657
Employee withholdings	533	69
Warranty reserve	361	283
Other	470	572

Total	$2,284	$2,279

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2004 and July 31, 2003, the Company’s product warranty liability recorded in other accrued liabilities was $361,000 and $283,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal 2004 and 2003 (in thousands):

	July 31, 2004	July 31, 2003

Balance at beginning of period	$283	$199
Accruals for warranty liability	325	312
Warranty expense	(247)	(228)

Balance at end of period	$361	$283

13. LEASE COMMITMENTS

The Company leases its primary warehouse and office facilities, as well as certain office equipment under operating leases.

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2004:

Year Ending July 31, 2004	(In thousands)

2005	$287
2006	288
2007	182
2008	-
Thereafter	-

Total	$757

Rent expense for the years ended July 31, 2004, 2003, and 2002 totaled $357,000, $319,000, and $327,000, respectively.

14. INCOME TAXES

The income tax provision is summarized as follows:

	2004	2003	2002

	(In thousands)
Continuing operations	$24	$-	$(121)
Discontinued operations	-	-	-
Extraordinary item	-	-	-

Total income tax benefit	24	-	(121)

The components of income tax expense (benefit) for 2004, 2003, and 2002 attributable to continuing operations are as follows:

	2004	2003	2002

	(In thousands)
Current:
Federal	$-	$-	$(121)
State	-	-	-
Foreign Income Tax Expense	24	-	-

Total current	24	-	(121)

Deferred:
Federal	-	-	-
State	-	-	-

Total deferred	-	-	-

Total income tax expense (benefit)	$24	$-	$(121)

A reconciliation between the income tax expense (benefit) from continuing operations recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	2004	2003	2002

	(In thousands)
Income tax at Federal statutory rate (35%)	$(340)	$(526)	$(5,664)
State income taxes, net of federal benefit	(35)	(66)	(308)
Change in valuation allowance	245	120	2,227
Amortization of goodwill	-	-	3,631
Adjustment to effective state tax rate	120	-	-
Over provision of deferred taxes in prior year	-	461	-
Foreign income tax expense	24	-	-
Other, net	11	10	(7)

Total income tax expense (benefit)	$24	$-	$(121)

The deferred tax effects of the Company’s principal temporary differences at July 31, 2004 and 2003 are as follows:

2004	Assets	Liabilities	Total

	(In thousands)
Allowance for doubtful receivables	$207	$-	$207
Inventories	653	-	653
Basis difference in property and equipment	33	-	33
Accrued warranty costs	156	-	156
Accrued expenses and other	-	(58)	(58)
Deferred revenue	232	-	232
Loss reserve	326	-	326
Net operating loss carryforwards	7,086	-	7,086
Capital loss carryforward	36	-	36
Valuation allowance	(8,729)	58	(8,671)

Total deferred asset (liability)	$-	$-	$-

2003	Assets	Liabilities	Total

	(In thousands)
Allowance for doubtful receivables	$256	$-	$256
Inventories	551	-	551
Basis difference in property and equipment	59	-	59
Accrued warranty costs	116	-	116
Accrued expenses and other	101	-	101
Deferred revenue	180	-	180
Loss reserve	332	-	332
Net operating loss carryforwards	6,632	-	6,632
Capital loss carryforward	199	-	199
Valuation allowance	(8,426)	-	(8,426)

Total deferred asset (liability)	$-	$-	$-

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; the Company has placed a valuation allowance against its deferred tax assets at July 31, 2004 and 2003.

At July 31, 2004, net operating loss carryforwards of approximately $18.8 million are available to reduce future taxable income. The net operating loss carryforwards expire as follows:

NOL

(In thousands)
2012	$63
2013	233
2020	9
2021	6,167
2022	8,730
2023	2,283
2024	1,346

Total	$18,830

No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiary’s earnings since management considers essentially all of these earnings permanently invested. As of July 31, 2004 the unrecorded tax liability related to the undistributed earnings of the Company’s foreign subsidiary was insignificant.

15.  EQUITY INCENTIVE PLANS

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

No grants were made under the 1997 Equity Incentive Plan during 2004, 2003, or 2002. The board of directors has declared that no future grants will be made under this plan.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. 264,000, 215,000, and 200,000 options were issued under this plan during fiscal years 2004, 2003, and 2002, respectively, with exercise prices ranging from $0.45 to $3.27 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. 64,000, 81,250, and 130,500 options, respectively, were issued under this plan during fiscal years 2004, 2003, and 2002, respectively, with exercise prices ranging from $0.24 - $3.99.

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2001 to increase the number of shares available under the plan to 500,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less.  Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a noncompensatory plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” 121,758, 111,747, and 120,569 shares were purchased by employees under this plan during fiscal years 2004, 2003, and 2002, respectively.

The status of the Company’s equity incentive plans is summarized below:

	2004		2003		2002

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,824,053	$3.66	1,842,566	$3.90	2,002,837	$4.71

Granted	328,000	3.15	296,250	1.48	330,500	0.51
Exercised	(355,023)	1.44	(34,831)	0.98	(113,192)	0.03
Cancelled	(165,560)	1.95	(279,932)	3.28	(377,579)	6.39

Outstanding, end of year	1,631,470	$4.21	1,824,053	$3.66	1,842,566	$3.90

Exercisable, end of year	1,082,180	$5.10	1,184,425	$4.75	1,009,162	$5.34

Exercise price range	$0.24-$24.25		$0.24-$24.25		$0.24 - $24.25

Options available for grant, end of year	559,600		725,311		743,054

Weighted average grant date fair value of options granted during the year	$ 2.65		$ 1.20		$ 0.57

The following table summarizes information about the options outstanding as of July 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding at July 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2004	Weighted Average Exercise Price

$0.00 -$5.00	1,218,691	7.0 years	$2.43	669,401	$2.41
$5.01 - $10.00	317,979	3.4 years	$8.74	317,979	$8.74
$10.01 - $15.00	86,300	5.0 years	$10.73	86,300	$10.73
$15.01 - $25.00	8,500	3.7 years	$24.25	8,500	$24.25

	1,631,470	6.2 years	$4.21	1,082,180	$5.10

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for options granted at or above the fair market value of the underlying common stock. The company recognized $53,000 in compensation expense during FY 2002 for stock grants to employees. No compensation expense related to stock options was recorded during 2004 or 2003 as the option exercise prices were equal to or greater than the fair market value of the underlying common stock on the date of the grant. In addition, no compensation expense was recognized on any purchases of common stock under the Employee Stock Purchase Plan during the year. Had compensation expense been determined based upon fair values of the options at the grant date in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and earnings per share would have been as follows:

	2004	2003	2002

	(In thousands, except per share data)

Net loss:
As reported	$(928)	$(1,504)	$(18,695)
Pro forma	(1,540)	(2,499)	(19,944)
Loss per share:
As reported – basic and diluted	$(0.07)	$(0.12)	$(1.56)
Pro forma – basic and diluted	$(0.12)	$(0.21)	$(1.66)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	4.25%	4.25%	4.25%
Dividend yield	-	-	-
Expected volatility	100%	75%	75%
Expected option life in years	7	10	10

16.   RELATED PARTIES

The following represent related party transactions:

	Year Ended July 31,

	2004	2003	2002

	(In thousands)
Purchases from CSHC and subsidiaries	609	615	784
Sales to CSHC and subsidiaries	-	-	1
Sales to CSPR	-	28	-
Purchases from Shanghai Bell	25	-	-
Sales to Shanghai Bell	134	-	-

The following represent related party balances:

	July 31,

	2004	2003

	(In thousands)
Payable to CII	64	121
Payable to Shanghai Bell	1,985	-

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

The acquisition disclosed in footnote 2 was made from an entity related to eOn through common ownership.

17.  EMPLOYEE SAVINGS PLAN

Substantially all employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During 2004, 2003, and 2002, contributions made by the Company totaled $77,000, $79,000, and $96,000, respectively.

18.  COMMITMENTS AND CONTINGENCIES

At July 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,518,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance of the letter of credit as of July 31, 2004 was $175,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business.  In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

19. SEGMENT INFORMATION

The company is comprised of two principal business segments:  eOn US and Cortelco Shanghai.  The eOn US business segment designs, develops and markets communication products for customer contact centers and other applications and offers a traditional voice-switching platform. Cortelco Shanghai provides fiber optic transmission equipment, data communications systems, and network management software.  There is no overlap in operational management reporting or of decision making authority between the two segments as defined.  Following is a tabulation of business segment information on eOn US for fiscal year ended July 31, 2004 and for Cortelco Shanghai for the two months ended July 31, 2004.

	eOn US	Cortelco Shanghai	Consolidated

	(In thousands)
Revenues from customers	$15,576	$2,282	$17,858
Revenues from other segments	92	-	92

Total revenues	$15,668	$2,282	$17,950
Total expenses	16,640	2,238	18,878

Business segment income(loss)	$(972)	$44	$(928)

Depreciation and amortization expense	$585	$11	$596
Interest income	62	17	79
Interest expense	29	-	29
Income tax expense	-	24	24

Capital Expenditures	$334	$11	$345
Business Segment Assets at July 31, 2004	$11,716	$10,218	$21,934

20. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

	2004	2003	2002

	(In thousands, except per share data)
Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(928)	$(1,504)	$(5,687)
Weighted average shares outstanding	12,522	12,091	12,013

Basic and diluted loss per share before discontinued operations and extraordinary items	$(0.07)	$(0.12)	(0.47)

50

Potential common shares related to options outstanding at July 31, 2004 to purchase 1,631,470 shares of common stock were excluded from the computation of diluted loss per share for the year ended July 31, 2004 because their inclusion would have had an antidilutive effect.

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

Changes in internal control over financial reporting.  Cortelco Shanghai has historically maintained its books and records in accordance with the Generally Accepted Accounting Principles adopted in the People’s Republic of China (“PRC GAAP”).  Since the acquisition during the fourth quarter of this year, eOn must include Cortelco Shanghai’s financial information in its consolidated financial statements for its fourth quarter and fiscal year 2004 in accordance with the Generally Accepted Accounting Principles adopted in the United States of America (“US GAAP”).  A number of adjustments were made to adjust Cortelco Shanghai’s year end financial information from PRC GAAP to US GAAP.

eOn’s auditors have rendered an unqualified opinion with respect to eOn’s consolidated financial statements, which include the financial information for Cortelco Shanghai.  However, during the course of the audit of Cortelco Shanghai, the auditors identified certain material internal control deficiencies in Cortelco Shanghai’s financial reporting which could adversely affect the reliability of financial reporting for future periods if not corrected.  Specifically, the auditors noted that the Cortelco Shanghai accounts were not analyzed or reconciled on a monthly, quarterly, or annual basis, as part of the closing process, and there was no provision for any review of any such reconciliations.  The auditors noted that there was no standardized methodology to reconcile the differences between U.S. GAAP and PRC GAAP, and the auditors made numerous adjustments relating to the revenue recognition differences between U.S. GAAP and PRC GAAP.  The auditors concluded that while it was evident that eOn has qualified accounting and finance personnel, Cortelco Shanghai does not have the skilled personnel to accumulate and report financial information in accordance with U.S. GAAP.  In addition, management of Cortelco Shanghai had not established proper physical inventory counting procedures for the relevant staff to follow.

eOn has taken the following actions to address the internal control issues identified by the auditors:

1.

Cortelco Shanghai has hired a person trained in preparing financial information, with an MBA from a United States university , who is a native of the People’s Republic of China and has experience and knowledge with both PRC GAAP and US GAAP;

2.

eOn has begun the process of taking an inventory of Cortelco Shanghai’s internal controls and making adjustments as necessary to conform with eOn’s systems of internal controls over financial reporting;

3.

Commencing September 2004, Cortelco Shanghai is reconciling every account monthly, and delivers reconcilement information to eOn monthly for review by eOn’s Controller and the Chief Financial Officer; and

4.

By the end of October 2004 Cortelco Shanghai will have delivered detailed account information to verify that appropriate adjustments are being made between U.S. GAAP and PRC GAAP. Cortelco Shanghai will deliver such information to eOn monthly.

eOn believes that these actions will satisfactorily address the control deficiencies identified by its auditors and will help ensure that internal controls are sufficient at Cortelco Shanghai to provide reasonable assurance regarding the reliability of the financial information provided to eOn.  eOn will continue to monitor Cortelco Shanghai’s financial reporting systems and controls closely to ensure that any deficiencies are promptly identified and corrected.

Other than as described above, there was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.  OTHER INFORMATION

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 30, 2004 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, are incorporated herein by reference in response to this item..

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)          (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of July 31, 2004 and 2003
- Consolidated Statements of Operations for the Years Ended July 31, 2004, 2003, and 2002
- Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003, and 2002
- Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2004, 2003, and 2002
- Notes to Consolidated Financial Statements

                (2) Financial Statement Schedules

The following financial statement schedule is included in this report:

     Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)  Reports on Form 8-K

During the fourth quarter ended July 31, 2004, the Company reported the following events of Form 8-K:

Date Filed or Furnished	Item No(s).	Description

June 1, 2004	7 and 12	Press release reporting financial results for the quarter ended April 30, 2004

June 1, 2004	2 and 7	Announcement of acquisition in Cortelco Shanghai Telecomequipment company

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

EON COMMUNICATIONS CORPORATION

Date:October 27, 2004	By /s/ Stephen R. Bowling

Stephen R. Bowling, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David S. Lee	President, Chief Executive Officer and Chairman(Principal Executive Officer)	October 27, 2004

David S. Lee

/s/ Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	October 27, 2004

Stephen R. Bowling

/s/ Mitch C. Gilstrap	Vice President, Chief Operating	October 27, 2004
Officer
Mitch C. Gilstrap

/s/ Robert P. Dilworth	Director	October 27, 2004

Robert P. Dilworth

/s/ W. Frank King	Director	October 27, 2004

W. Frank King

/s/ Frederick W. Gibbs	Director	October 27, 2004

Frederick W. Gibbs

eOn Communications Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2002:

Allowance for doubtful accounts and sales allowance	1,265,135	164,000	-	562,924	866,211
Warranty reserve	220,552	213,044	-	234,854	198,742

2003:

Allowance for doubtful accounts and sales allowance	866,211	110,000	-	287,182	689,029
Warranty reserve	198,742	312,375	-	227,667	283,450

2004:

Allowance for doubtful accounts and sales allowance	689,029	333,000	-	247,794	774,235
Warranty reserve	283,450	324,812	-	246,975	361,287

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document

2.1(&)	Plan of Acquisition for Cortelco Shanghai Telecom Equipment Company

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors.

10.2(@)	Sublease Termination and Release Agreement between eOn and TC Forest Hill Development, LP dated May 31, 2002.

14.1	Code of Ethics

18(@)	Preferability letter regarding LIFO to FIFO change in inventory accounting

21.1	Subsidiaries of eOn Communications Corporation.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes- Oxley Act of 2002

(&)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 8-K

(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.

(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s

(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K