Form 10-Q
period 2004-10-31
EON COMMUNICATIONS CORP
filed 2004-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,833,068 shares of Common Stock, $.001 par value, as of November 30, 2004.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2004

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Consolidated Condensed Balance Sheets

October 31, 2004 and July 31, 2004

(Dollars in thousands)

	October 31, 2004	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,552	$4,679
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $713 and $774, respectively	7,305	6,656
Trade accounts receivable – related party, net of allowance of $8 and $18 respectively	566	615
Notes receivable	390	528
Inventories	2,962	2,733
Other current assets	2,527	1,913

Total current assets	21,502	21,324

Property and equipment, net	885	971

Total	$22,387	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,067	$5,431
Payable to affiliate	2,071	2,049
Note payable – current	768	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,625	2,284

Total current liabilities	11,569	11,609

Minority interest	$1,242	$1,227

Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	54,388	54,369
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(43,323)	(43,421)

Total stockholders’ equity	9,576	9,459

Total	$22,387	$22,295

See notes to condensed financial statements.

eOn Communications Corporation

Consolidated Condensed Statements of Operations (Unaudited)

For the Three Months ended October 31, 2004 and 2003

(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2004	2003
Net revenue	$6,467	$5,039
Cost of revenues	3,668	2,100

Gross profit	2,799	2,939

Operating expenses:
Selling, general, and administrative	1,845	1,918
Research and development	866	676

Total operating expenses	2,711	2,594

Income from operations	88	345

Interest income	(36)	(16)
Interest expense	—	9
Other expense (income), net	9	22

Income before income tax expense and minority interest	115	330

Income tax expense	4	—

Income before minority interest	111	330

Minority interest	13	—

Net Income	$98	$330

Net income per common share
Basic and diluted	$0.01	$0.03

See notes to condensed financial statements

eOn Communications Corporation

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended October 31, 2004 and 2003

(Dollars in thousands)

	Three Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98	$330
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139	164
Minority interest	15	—
Provision for allowance of doubtful accounts	(61)	(6)
Changes in net assets and liabilities:
Trade accounts receivable	(588)	(795)
Inventories	(229)	73
Notes receivable	138	—
Other current assets	(614)	38
Trade accounts payable	(364)	430
Receivable/payable to affiliate	71	(49)
Accrued expenses and other	341	98

Net cash provided by (used in) operating activities	(1,054)	283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56)	(72)
Disposals of property and equipment	3	—
Cash used in business acquisition	(40)	—

Net cash used in investing activities	(93)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (Repayment) of note payable	1	(166)
Proceeds from ESPP	19	36

Net cash provided by (used in) financing activities	20	(130)

Net increase (decrease) in cash and cash equivalents	(1,127)	81
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$3,552	$3,302

See notes to condensed financial statements.

eOn Communications Corporation

Notes to Consolidated Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2004 and 2003

(Dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2004 and for all periods presented.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and includes the accounts of the company’s majority owned subsidiary, Cortelco Shanghai. All significant balances and transactions have been eliminated during the consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2004 and 2003 and for each of the three years in the period ended July 31, 2004, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Compensation Plans

At October 31, 2004, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended October 31
	2004	2003
	(Thousands of Dollars, excluding per share data)
Net income (loss) as reported	$98	$330
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(92)	(127)

Pro forma net income (loss)	$6	$203

Net income (loss) per share – basic and diluted:
Net income (loss) per share – as reported	$0.01	$0.03
Net income (loss) per share – pro forma	$0.00	$0.02

2. REVENUE RECOGNITION

Revenues from our Millennium, eQueue and Cortelco Shanghai products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition.”

3. EARNINGS (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended October 31,
	2004	2003
	(In thousands, except per share data)
Basic income (loss) per share:
Net income (loss)	$98	$330
Weighted average shares outstanding	12,821	12,231

Basic income (loss) per share	$0.01	$0.03

Diluted income (loss) per share:
Net income (loss)	$98	$330

Weighted average shares:
Outstanding	12,821	12,231
Dilutive effect of stock options	97	554

Weighted average shares – diluted	12,918	12,785

Income (loss) from operations per share	$0.01	$0.03

Potential common shares related to options outstanding to purchase shares of common stock were excluded from the computation of diluted earnings per shares for both quarters presented above because their inclusion would have had an anti-dilutive effect. There were 944,579 and 682,161 options excluded for the periods ending October 31, 2003 and 2002, respectively.

4. INVENTORIES

Inventories consist of the following:

	Oct 31, 2004	July 31, 2004

	(In thousands)
Raw materials and purchased components	$578	$723
Finished goods	2,384	2,010

Total inventories	$2,962	$2,733

5. OTHER CURRENT ASSETS

Other current assets consists of the following:

	October 31, 2004	July 31, 2004

	(In thousands)
Customer deposits	$808	$794
Advances to suppliers	1,550	893
Prepaid expenses	158	132
Other	11	94

Total	2,527	1,913

6. PRODUCT WARRANTIES

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

Information regarding the changes in the Company’s aggregate product warranty accrual for the three-month reporting period was as follows:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Beginning balance	$361	$283
Warranty cost incurred	(64)	(62)
Accruals for warranties for sales during the period	98	76

	$395	$297

7. CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the three months ended October 31, 2003:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Accumulated Deficit
Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$9,459

Net income and comprehensive income	—	—	—	—	—	98	98

Issuance of common stock under employee stock plan	19,892	—	19	—	—	—	19

Balance at October 31, 2004	13,507,052	$13	$54,388	(676,900)	$(1,502)	$(43,323)	$9,576

8. COMMITMENTS AND CONTINGENCIES

At October 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,955,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

9. EQUITY INCENTIVE PLANS

The status of the Company’s stock option plans since July 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2004	1,631,470	$4.21

Granted	65,000	1.14
Exercised	—	—
Cancelled	(64,814)	1.07

Options outstanding, October 31, 2004	1,631,656	$4.21

Options exercisable, October 31, 2004	1,074,948	$5.16

Exercise price range	$0.24 -$24.25

Options available for grant, October 31, 2004	511,864

10. ACQUISITION OF CORTELCO SHANGHAI TELECOM EQUIPMENT COMPANY

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). CSHC received 157,167 shares of eOn common stock valued at $321,250. It is anticipated that up to an additional 471,501 shares may be issued over the next three fiscal quarters if Cortelco Shanghai attains specified revenue targets as set forth in the purchase agreement which is classified as Accrued earnout liability in the purchase allocation.

This acquisition has been accounted for under the purchase method pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:

Shares issued on May 31, 2004	$321,000
Additional Consideration	47,000
Total consideration	368,000
As of May 31, 2004:
Current assets	$8,100,000
Long term assets	206,000
Current Liabilities	(5,710,000)
Minority Interest	(1,190,000)
Accrued earnout liability	(1,038,000)

Net assets acquired	$368,000

10. SEGMENT INFORMATION

The company is comprised of two principal business segments: eOn US and Cortelco Shanghai. The eOn US business segment designs, develops and markets communication products for customer contact centers and other applications and offers a traditional voice-switching platform. Cortelco Shanghai provides fiber optic transmission equipment, data communications systems, and network management software. There is no overlap in operational management reporting or of decision making authority between the two segments as defined. Following is a tabulation of business segment information for the quarter ended October 31, 2004.

	eOn US	Cortelco Shanghai	Elimination	Consolidated
	(In thousands)
Revenues from customers	$4,571	$1,896	$—	$6,467

Business segment income	$82	$16	$—	$98

Business Segment Assets at October 31, 2004	$13,721	$10,094	$(1,428)	$22,387

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 3, “Summary of Significant Accounting Policies,” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended July 31, 2004.

•	Product Warranties – We provide our customers with standard product warranties from the date of purchase. The costs of satisfying warranty claims have historically been comprised of materials and direct labor costs. We estimate the costs of satisfying warranty claims based on analysis of past claims experience. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Inventory Obsolescence – We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

•	Allowance for Uncollectible Accounts Receivable – We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge and relationship of our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

•	Deferred Taxes – We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $18.8 million. During the quarter the companied had $4 thousand in foreign income tax expense.

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

Three Months Ended October 31, 2004 and 2003

Net Revenues. Total revenues increased 28.3.7% to $6.5 million in the quarter ended October 31, 2004 from $5.0 million in the quarter ended October 31, 2003. The increase from Q1 2004 to Q1 2005 resulted primarily from increased sales of our Millenium product line of $0.3 million and the addition of Cortelco Shanghai who had revenues of $1.9 million in the quarter ended October 31, 2004, which was offset by a decline in revenues from our eQueue product line of $0.3 million.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 4.8% to $2.8 million in the quarter ended October 31, 2004 from $2.9 million in the quarter ended October 31, 2003, primarily due to the higher level of Millenium revenues and the addition of revenues from Cortelco Shanghai. Gross margin decreased to 45.1% in the quarter ended October 31, 2004 from 58.3% in the quarter ended October 31, 2003, due to a larger percentage of current quarter revenues being derived from the sale of our Millenium products and the addition of lower margin revenues from Cortelco Shanghai.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 3.8% to $1.8 million in the quarter ended October 31, 2004, from $1.9 million in the quarter ended October 31, 2003. The decrease was primarily due to reductions in personnel and associated overhead costs during the year from the Company’s cost-cutting initiatives in the amount of $0.4 million, offset by the addition of $0.3 million in SG&A expenses from Cortelco Shanghai

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased 28.1% to 0.9 million in the quarter ended October 31, 2004, from 0.7 million in the quarter ended October 31, 2003. This increase was primarily due to increased headcount among our engineering staff and expenses related to product certification in China.

Interest and other income and expense. Interest income was $36 thousand in the current quarter, as compared to $16 thousand in the quarter ended October 31, 2003. Interest expense was $0 in the current quarter and $9 thousand in the prior year quarter. Other income and expense was $9 thousand in the current quarter and $22 thousand in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had cash and cash equivalents of $3.6 million, $4.2 million in short term investments, and a working capital balance of $9.9 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflows of $1.1 million in three months ended October 31, 2004 and a net cash inflow of $0.3 million in the three months ended October 31, 2003. The net operating cash outflow for the current period is primarily the result of increased accounts receivable and other assets and a decrease in accounts payable. The net operating cash inflow for the prior period was primarily the result of our net income (adjusted for non-cash items) and increases in accounts payable and accrued expenses, offset by an increase in accounts receivable.

Our investing activities resulted in a cash outflow of $0.1 million for the three months ended October 31, 2004, and $0.1 million for the three months ended October 31, 2003. Cash used in investing activities in the current period is a result of capital expenditures and an increase in cash used in the acquisition of Cortelco Shanghai. Cash used in investing activities in the prior period consisted entirely of $0.1 million in capital expenditures.

Our financing activities resulted in no cash changes during the current period and cash outflows of $0.1 million for the three months ended October 31, 2003. Cash used in financing activities in the prior period consisted primarily of payments against our outstanding note payable.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At October 31, 2004, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,955,000.

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

On June 1, 2004 eOn purchased a controlling interest in Cortelco Shanghai”. Cortelco Shanghai provides telecommunications products in China, including fiber optic transmission equipment, data communications systems, and network management software. eOn’s future operating results may be adversely affected if we are not able to realize operating efficiencies and sales opportunities as a result of this acquisition.

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

As of October 31, 2004, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,676,296 shares, or 28.2% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Changes in internal control over financial reporting. As part of our ongoing plan to improve internal controls at Cortelco Shanghai we implemented the following internal controls during the first quarter: 1) all balance sheet accounts are reconciled on a monthly basis, 2) management has implemented numerous control reports that are approved by the controller and CFO on a monthly basis, and 3) management has begun the process of documenting all policies and procedures for the Cortelco

Shanghai operations. While this is an ongoing process we believe that the above mentioned measures will improve the reliability of Cortelco Shanghai’s internal control structure. Except for the foregoing, there was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits.

Exhibit No.	Description
31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(B)	Reports On Form 8-K.

During the first quarter ended October 31, 2003, the Company reported the following event on Form 8-K:

Date Filed or Furnished	Item No(s).	Description
September 17, 2004	2 and 9	Press release reporting financial results for the quarter ended July 31, 2004

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Date: December 15, 2004	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)