Form 10-Q
period 2005-01-31
EON COMMUNICATIONS CORP
filed 2005-03-17
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 12,840,379 shares of Common Stock, $.001 par value, as of February 28, 2005.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2005

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Consolidated Condensed Balance Sheets

January 31, 2005 and July 31, 2004

(Dollars in thousands)

	January 31, 2005	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,222	$4,679
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $747 and $774, respectively	4,767	6,656
Trade accounts receivable – related party, net of allowance of $77 and $18 respectively	1,196	615
Notes receivable	237	528
Inventories	3,052	2,733
Other current assets	1,126	1,913

Total current assets	18,800	21,324

Property and equipment, net	777	971

Total Assets	$19,577	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,929	$5,431
Trade accounts payable – related party	1,750	2,049
Note payable – current	296	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,138	2,284

Total current liabilities	9,151	11,609

Minority interest	1,368	1,227

Stockholders’ equity:
Preferred Stock	—	—
Common stock	13	13
Additional paid-in capital	54,398	54,369
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(43,851)	(43,421)

Total stockholders’ equity	9,058	9,459

Total	$19,577	$22,295

See notes to condensed financial statements.

eOn Communications Corporation

Consolidated Condensed Statements of Operations (Unaudited)

For the Three Months and Six Months Ended January 31, 2005 and 2004

(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net revenue – third parties	$4,663	$3,958	$10,866	$8,997
Net revenue – related party	790	—	1,054	—

Net revenue	5,453	3,958	11,920	8,997
Cost of revenues – third parties	2,509	1,591	5,972	3,691
Cost of revenues – related party	635	—	840	—

Cost of revenues	3,144	1,591	6,812	3,691

Gross profit	2,309	2,367	5,108	5,306

Operating expenses:
Selling, general, and administrative	1,972	1,542	3,817	3,460
Research and development	775	717	1,641	1,393

Total operating expenses	2,747	2,259	5,458	4,853

(Loss) income from operations	(438)	108	(350)	453
Interest income	(35)	(17)	(71)	(32)
Interest expense	—	9	—	17
Other (income) expense, net	(39)	29	(30)	51

(Loss) income before income tax expense and minority interest	(364)	87	(249)	417
Income tax expense	38	—	42	—

(Loss) income before minority interest	(402)	87	(291)	417
Minority interest	126	—	139	—

Net (loss) income	$(528)	$87	$(430)	$417

Net (loss) income per common share:
Basic and diluted	$(0.04)	$0.01	$(0.03)	$0.03

See notes to condensed financial statements

eOn Communications Corporation

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended January 31, 2005 and 2004

(Dollars in thousands)

	Six Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income	$(430)	$417
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249	321
Minority interest	141	—
Allowance for doubtful accounts	(27)	298
Changes in net assets and liabilities:
Trade accounts receivable	1,916	(741)
Inventories	(319)	(313)
Notes receivable	291	—
Other current assets	787	—
Trade accounts payable	(1,502)	518
Receivable/payable to affiliate	(880)	(73)
Accrued expenses and other	(146)	(326)

Net cash provided by operating activities	80	101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82)	(159)
Disposals of property and equipment	27	62
Cash used in business acquisition	(40)	—

Net cash used in investing activities	(95)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(471)	(333)
Proceeds from ESPP and stock option exercises	29	537

Net cash (used in) provided by financing activities	(442)	204
Net (decrease) increase in cash and cash equivalents	(457)	208
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$4,222	$3,429

See notes to condensed financial statements.

eOn Communications Corporation

Notes to Consolidated Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended January 31, 2005 and 2004

(Dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2005 and for all periods presented.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the company’s majority owned subsidiary, Cortelco Shanghai. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Stock Compensation Plans

At January 31, 2005, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended January 31		Six Months Ended January 31,
	2005	2004	2005	2004
	(Thousands of Dollars, excluding per share data)		(Thousands of Dollars, excluding per share data)
Net (loss) income as reported	$(528)	$87	$(430)	$417
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(92)	(132)	(184)	(259)

Pro forma net (loss) income	$(620)	$(45)	$(614)	$158

Net (loss) income per share – basic and diluted:
Net (loss) income per share – as reported	$(0.04)	$0.01	$(0.03)	$0.03
Net (loss) income per share – pro forma	$(0.05)	$(0.00)	$(0.05)	$0.01

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 generally using the following weighted average assumptions; dividend yield 0.0%, expected volatility 100%, average risk free interest rate approximately 4.25%, and expected life in years 7.

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

3. INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic and diluted income (loss) per share:
Net (loss) income	$(528)	$87	$(430)	$417
Weighted average shares outstanding	12,836	12,469	12,898	12,350

Basic and diluted (loss) income per share	$(0.04)	$0.01	$(0.03)	$0.03

4. INVENTORIES

Inventories consist of the following:

	Jan 31, 2005	July 31, 2004
	(In thousands)
Raw materials and purchased components	$473	$723
Finished goods	2,579	2,010

Total inventories	$3,052	$2,733

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

Information regarding the changes in the Company’s aggregate product warranty accrual included in accrued expenses and other, for the six months ended January 31, 2005 and 2004 were as follows:

	Six Months Ended January 31,
	2005	2004
	(in thousands)
Beginning balance	$361	$283
Warranty cost incurred	(92)	(123)
Accruals for warranties issued during the period	122	134

	$391	$294

6. CHANGES IN STOCKHOLDERS’ EQUITY

The following represents the changes in stockholders’ equity for the six months ended January 31, 2005:

	(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$9,459
Net loss and comprehensive loss	—	—	—	—	—	(430)	(430)
Issuance of common stock under employee stock plan	19,892	—	19	—	—	—	19
Issuance of common stock under equity incentive Plans	10,227	—	10	—	—	—	10

Balance at January 31, 2005	13,517,279	$13	$54,398	(676,900)	$(1,502)	$(43,851)	$9,058

7. COMMITMENTS AND CONTINGENCIES

At January 31, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $705,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

8. EQUITY INCENTIVE PLANS

The status of the Company’s stock option plans since August 1, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 1, 2004	1,631,470	$4.21
Granted	65,000	1.14
Exercised	(10,227)	1.04
Cancelled	(64,814)	1.07

Options outstanding, January 31, 2005	1,621,429	$4.23

Options exercisable, January 31, 2005	1,106,104	$5.06

Exercise price range	$0.24-$24.25
Options available for grant, January 31, 2005	511,864

9. TRADE ACCOUNTS RECEIVABLE – RELATED PARTY

Trade accounts receivable – related party, consists primarily of receivables from Shanghai Bell, an entity related through common ownership. During the three months ended January 31, 2005 the company recorded a net additional receivable of $647 thousand.

10. ACQUISITION OF CORTELCO SHANGHAI TELECOM EQUIPMENT COMPANY

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). CSHC received 157,167 shares of eOn common stock valued at $321,250. The agreement anticipated that up to an additional 471,501 shares may be issued over the next four fiscal quarters if Cortelco Shanghai attained specified revenue targets as set forth in the purchase agreement.

The agreement specifies revenue targets for sales of eQueue products in China during the initial 12 month period following the close of the acquisition. From June 1, 2004 through January 31, 2005, eQueue revenues in China were $810,000. The Agreement provides that if a $2,000,000 revenue target is not met by May 31, 2005, either eOn or CSHC has the option to elect to unwind the acquisition. On March 14, 2005, eOn and CSHC executed a Letter Agreement eliminating this option in the agreement and agreed to further amend the agreement to fairly reflect a revised revenue growth plan and extend the time period in which CSHC will have an opportunity to receive eOn stock if the earnout thresholds are met.

11. SEGMENT INFORMATION

The company is comprised of two principal business segments: eOn US and Cortelco Shanghai. The eOn US business segment designs, develops and markets communication products for customer contact centers and other applications and offers a traditional voice-switching platform. Cortelco Shanghai provides fiber optic transmission equipment, data communications systems, and network management software. There is no overlap in operational management reporting or of decision making authority between the two segments as defined. Following is a tabulation of business segment information for the three and six months ended January 31, 2005.

	For the Quarter Ended January 31, 2005
	eOn US	Cortelco Shanghai	Elimination	Consolidated
	(In thousands)
Revenues from customers	$2,553	$2,900	$—	$5,453
Business segment net income (loss)	$(676)	$148	$—	$(528)
Business Segment Assets at January 31, 2005	$12,510	$8,362	$(1,295)	$19,577

	For the Six Months Ended January 31, 2005
	eOn US	Cortelco Shanghai	Elimination	Consolidated
	(In thousands)
Revenues from customers	$7,124	$4,796	$—	$11,920
Business segment net income (loss)	$(594)	$164	$—	$(430)
Business Segment Assets at January 31, 2005	$12,510	$8,362	$(1,295)	$19,577

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

Overview

We design, develop and market next-generation communications servers which integrate and manage voice, email and Internet communications for customer contact centers and other applications. We also offer a traditional voice-switching platform for small and medium-sized installations. We also offer fiber optic transmission equipment, data communications systems, and network management software through our subsidiary Cortelco Shanghai Telecom Equipment Company.

Net revenues in quarters ending January 31 usually decline from the previous quarter, reflecting seasonal factors that affect some of our customers. U.S. government customers typically make substantial purchases during quarters ending October 31, the last quarter of the government’s fiscal year, and these purchases decline significantly in the following quarter. Customers in such markets as contact centers, education, and retail also have seasonal buying patterns and do not purchase substantial amounts of equipment during the quarters ending January 31.

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

•

Allowance for Doubtful Accounts – We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationship with our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

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

Three Months Ended January 31, 2005 and 2004

Net Revenues. Total revenues increased 37.7% to $5.5 million in the quarter ended January 31, 2005 from $4.0 million in the quarter ended January 31, 2004. The increase from Q2 2004 to Q2 2005 resulted from the inclusion of Cortelco Shanghai revenues of $2.9 million partially offset by $1.5 million combined decline in Millennium and eQueue revenues. Revenues from related parties in the quarter ended January 31, 2005 was $0.8 million compared to $0.0 in the prior year quarter.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 2.5% to $2.3 million in the quarter ended January 31, 2005 from $2.4 million in the quarter ended January 31, 2004, primarily due to the decrease in Millennium revenues. Gross margin decreased to 42.34% in the quarter ended January 31, 2005 compared with gross margin of 59.8% in the quarter ended January 31, 2004. This decrease was primarily due to the inclusion of Cortelco Shanghai operations which have lower margins. Related party cost of revenues was $0.6 million in the quarter ended January 31, 2005 compared to $0.0 in the prior year quarter.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased 28.1% to $2.0 million in the quarter ended January 31, 2005, from $1.5 million in the quarter ended January 31, 2004. The increase was due to the inclusion of Cortelco Shanghai expenses partially offset by a reduction in domestic expenses of $116 thousand associated with the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses were relatively unchanged at $0.7 million in the quarters ended January 31, 2005 and 2004.

Interest and other income and expense. Interest income was $35 thousand in the current quarter, as compared to $17 thousand in the quarter ended January 31, 2004. Other income was $39 thousand in the current quarter compared to other expense of $29 thousand in the prior year period.

Six Months Ended January 31, 2005 and 2004

Net Revenues. Total revenues increased 32.5% to $11.9 million in the six months ended January 31, 2005 from $9.0 million in the six months ended January 31, 2004. The increase resulted primarily from the inclusion of Cortelco Shanghai revenues of $4.8 million partially offset by a combined decrease in Millennium and eQueue revenues. Revenue to related parties was $1.1 million in the six months ended January 31, 2005 compared to $0.0 in the prior year period.

Cost of Revenues and Gross Profit. Cost of revenues consist primarily of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 3.7% to $5.1 million in the six months ended January 31, 2005 from $5.3 million in the six months ended January 31, 2004, primarily due to the lower level of Millennium revenues and the inclusion of Cortelco Shanghai operations which have a lower margin. Gross margin decreased to 42.9% in the six months ended January 31, 2005 from 59.0% in the six months ended January 31, 2004, due to the inclusion of lower margin Cortelco Shanghai operations. Related party cost of goods sold was $0.8 million in the six months ended January 31, 2005 compared to $0.0 in the prior year period.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased 10.4% to $3.8 million in the six months ended January 31, 2005, from $3.5 million in the six months ended January 31, 2004. The increase was primarily due the inclusion of Cortelco Shanghai expenses of $712 thousand partially offset by a reduction in domestic spending associated with the Company’s cost-cutting initiatives.

Research and Development. Research and development expenses consist primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased 17.8% to $1.6 million in the six months ended January 31, 2005 from $1.4 million in the six months ended January 31, 2004. The increase in spending was primarily due to the company focus on product development for future generation products.

Interest and other income and expense. Interest income was $71 thousand in the current six months, as compared to $32 thousand in the six months ended January 31, 2004. The increase was primarily due to higher interest rates earned on investments in the current period in comparison to the prior year period. Interest expense was $0 thousand in the current six month period compared to $17 thousand in the prior year period. The decrease was due to the expiration of the company’s obligations associated with the termination of the lease on the Memphis facility. Other income was $30 thousand in the current six months and other expense was $51 thousand in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, we had cash and cash equivalents of $4.2 million, $4.2 million in short term investments, and a working capital balance of $9.6 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in net cash inflows of $0.1 million in each of the six months ended January 31, 2005 and 2004. The net operating cash inflow for the current period was primarily the result of a reduction in accounts receivable partially offset by a reduction in accounts payable and a net loss for the period. The net operating cash inflow for the prior year period was primarily the result of our net income (adjusted for non-cash items) and increases in accounts payable, offset by increases in accounts receivable and inventories and a decline in accrued expenses.

Our investing activities resulted in a cash outflow of $0.1 million for each of the six months ended January 31, 2005 and 2004. Cash used in investing activities in the current period consisted entirely of $0.1 million in net capital expenditures. Cash used in investing activities in the prior period consisted entirely of $0.1 million in net capital expenditures.

Our financing activities resulted in a cash outflow of $0.4 million for the six months ended January 31, 2005, and a cash outflow of $0.2 million for the six months ended January 31, 2004. Cash used by financing activities in the current period was primarily due to the reduction of notes payable at Cortleco Shanghai. Cash provided by financing activities in the prior period consisted of $0.5 million in proceeds from stock option exercises and purchases under the Employee Stock Purchase Plan, offset by payments against our outstanding note payable of $0.3 million.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

COMMITMENTS AND CONTINGENCIES

At January 31, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $705,000.

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

Our current and potential competitors can be grouped into the following categories:

•	contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	data communication equipment suppliers, such as Cisco Systems and 3COM;

•	email management and web center software suppliers, such as eGain, Kana Communications, and Live Person;

•	voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens and

•	optical transmission suppliers, such as Huawei, Alcatel, Optel, Zhongxing and Datang

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

As of January 31, 2005, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,676,296 shares, or 28.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As evidenced by the restatement of the press release filed on Form 8-K/A for the quarter ending January 31, 2005 and based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company determined that there was a material weakness in the functioning of the disclosure controls and procedures, especially controls over consolidation and expense review. The Company lacked controls relating to the monitoring and investigation of intercompany balances and related differences and elimination of intercompany balances in the consolidation process.

Changes in internal control over financial reporting. The principal executive officer and principal financial officer have commenced a detailed evaluation of the reporting processes, controls and responsibilities and will report recommendations to the Board and Audit Committee on April 5, 2005 to ensure that the Company meets all reporting obligations. In addition, as part of our ongoing plan to improve internal controls at Cortelco Shanghai we implemented the following internal controls during the first quarter: 1) all balance sheet accounts are reconciled on a monthly basis, 2) management has implemented numerous control reports that are approved by the controller and CFO on a monthly basis, and 3) management has begun the process of documenting all policies and procedures for the Cortelco Shanghai operations. While this is an ongoing process we believe that the above mentioned measures will improve the reliability of Cortelco Shanghai’s internal control structure. Except for the foregoing, there was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company scheduled the 2004 Annual Meeting of Stockholders on November 30, 2004 at our offices located at 185 Martinvale Lane, San Jose, CA 95119. The meeting was adjourned until December 21, 2004 due to insufficient votes to obtain a quorum. The meeting on December 21, 2004 was adjourned until January 14, 2005 due to insufficient votes to obtain a quorum. At that meeting, a majority of stockholders voted to elect Robert P. Dilworth and David S. Lee to serve as directors for a term of three years. Stephen R. Bowling, Frederick Gibbs, and W. Frank King are continuing directors who were not up for election at the meeting.

In addition, stockholders ratified the appointment of Grant Thornton LLP as our independent registered accountants for the fiscal year ending July 31, 2005. Stockholders also approved the addition of 500,000 shares of common stock to be made available to the Employee Stock Purchase Plan.

Item 6. Exhibits.

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

EON COMMUNICATIONS CORPORATION

Date: March 17, 2005	\s\ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)