Form 10-Q
period 2005-04-30
EON COMMUNICATIONS CORP
filed 2005-06-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4105 Royal Drive NW, Suite 100,
Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip code)

(770) 423-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

12,895,559 shares of common stock, $0.01 par value, were outstanding as of May 31, 2005.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	April 30, 2005	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,303	$4,679
Marketable securities	3,600	4,200
Trade accounts receivable, net of allowance of $892 and $774, respectively	4,151	6,656
Trade accounts receivable - related party, net of allowance of $92 and $18 respectively	1,721	615
Notes receivable	401	528
Inventories	2,896	2,733
Prepaid and other current assets	890	1,913

Total current assets	17,962	21,324
Property and equipment, net	798	971

Total assets	$18,760	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,352	$5,431
Trade accounts payable - related party	2,204	2,049
Note payable	236	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,230	2,284

Total current liabilities	9,060	11,609
Minority interest	1,299	1,227
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 13,562,459 and 13,487,160 shares issued and outstanding 2005 and 2004, respectively)	13	13
Additional paid-in capital	54,437	54,369
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,547)	(43,421)

Total stockholders’ equity	8,401	9,459

Total liabilities and stockholders’ equity	$18,760	$22,295

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share information)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
REVENUE
Net third party revenue	$3,991	$2,770	$14,857	$11,767
Net related party revenue	730	—	1,784	—

Net revenue	4,721	2,770	16,641	11,767
COST OF REVENUE
Third party cost of revenue	2,000	1,259	7,972	4,950
Related party cost of revenue	574	—	1,414	—

Cost of revenue	2,574	1,259	9,386	4,950

Gross profit	2,147	1,511	7,255	6,817
OPERATING EXPENSE
Selling, general and administrative	2,220	1,598	6,037	5,058
Research and development	771	855	2,412	2,248

Total operating expense	2,991	2,453	8,449	7,306

Loss from operations	(844)	(942)	(1,194)	(489)
Interest income	33	15	104	47
Interest expense	—	(9)	—	(26)
Other income (expense), net	29	(8)	59	(59)

Loss before income taxes and minority interest	(782)	(944)	(1,031)	(527)
Income tax benefit (expense)	19	—	(23)	—

Loss before minority interest	(763)	(944)	(1,054)	(527)
Minority interest	67	—	(72)	—

Net loss	$(696)	$(944)	$(1,126)	$(527)

Basic and diluted weighted average shares outstanding	12,859,000	12,635,000	12,838,000	12,444,000

Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.09)	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share information)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,126)	$(527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	442	459
Minority interest	72	—
Provision of allowance for doubtful accounts	111	298
Changes in net assets and liabilities
Trade accounts receivable	2,394	(553)
Inventories	(163)	(205)
Notes receivable	127	—
Prepaid and other current assets	1,023	35
Trade accounts payable	(2,079)	(69)
Trade accounts receivable/payable - related party	(951)	(133)
Accrued expenses and other	(54)	(632)
Notes payable	(531)	—

Net cash used in operating activities	(735)	(1,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(278)	(217)
Disposal of property and equipment	9	146
Cash used in business acquisition	(40)	—
Proceeds from sale of short term-marketable securities	600	—

Net cash provided by (used in) investing activities	291	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(499)
Proceeds from employee stock purchase plan and stock option exercises	68	599

Net cash provided by financing activities	68	100

Net decrease in cash and cash equivalents	(376)	(1,298)
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$4,303	$1,923

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months and Nine Months Ended April 30, 2005 and 2004

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2005 and for all periods presented.

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

At April 30, 2005, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a non-compensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(Thousands of Dollars, excluding per share data)
Net loss as reported	$(696)	$(944)	$(1,126)	$(527)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(92)	(154)	(276)	(461)

Pro forma net loss	$(788)	$(1,098)	$(1,402)	$(988)

Net loss per share – basic and diluted:
Net loss per share – as reported	$(0.05)	$(0.07)	$(0.09)	$(0.04)
Net loss per share – pro forma	$(0.06)	$(0.09)	$(0.11)	$(0.08)

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

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition.”

3.	Related Parties

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC);

•	Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”) and

•	Sparks Technologies, Inc.

The following represents related party transactions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(Thousands of Dollars)
Purchases from CSHC and subsidiaries	$145	$152	$435	$457
Purchases from Shanghai Bell	27	—	244	—
Sales to Shanghai Bell	730	—	1,784	—

The following represents related party balances:

	April 30, 2005	July 31, 2004
	(Thousands of Dollars)
Receivable from Shanghai Bell	$1,716	$615
Sparks Technologies, Inc.	5	—
Payable to CII	87	63
Payable to Shanghai Bell	1,953	1,986
Sparks Technologies, Inc.	164	—

Shanghai Bell

The chairman of the Board of Directors of Shanghai Bell is also the chairman of the Board of Directors of Shanghai Fortune. Shanghai Fortune is the minority shareholder of the Company’s Cortelco Shanghai subsidiary. Shanghai Bell is Cortelco Shanghai’s largest customer and a significant supplier. Cortelco Shanghai buys various telecom equipment from different Shanghai Bell divisions for resale to third parties and Cortelco Shanghai sells, and installs various telecom equipment for Shanghai Bell divisions. Accounts receivable and accounts payable are usually settled in three to six months, sometimes by offset rather than payment in local currency. Payment terms on some installation projects are extended beyond one year from completion, reflecting a negotiated repayment schedule.

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

Sparks Technologies, Inc.

During the quarter ended April 30, 2005, the Company completed the acquisition of Aelix, a developer of telecommunications systems and applications based on internet protocol (“IP”) technology. The acquisition is not significant to our Company’s operations. The Company issued 10,000 eOn shares upon closing the acquisition and may issue up to an additional 215,000 over the six quarters after the closing date if Aelix attains specified product release schedules and eOn achieves specified product revenues. The number of shares to be issued may be adjusted upon the occurrence of certain events.

Aelix performs engineering development projects for Sparks Technologies, Inc (“Sparks”), a California company that is wholly owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Aelix has incurred approximately $35,000 of expenses on behalf of Sparks during the quarter ending April 30, 2005 (net of approximately $7,000 incurred by Sparks engineers on behalf of eOn). Included in Accounts Receivable – Related Party is $5,000 owed Aelix by Sparks on April 30, 2005.

Cortelco Shanghai also performs engineering development projects for Sparks. Cortelco Shanghai has incurred expenses of approximately $75,000 and $160,000 on behalf of Sparks during the three and nine months ended April 30, 2005, respectively. There was no amount owed Cortelco Shanghai by Sparks at April 30, 2005.

Sparks deposited $211,000 with the Company in China to pay for Sparks expenses. As of April 30, 2005, the balance of this deposit/prepayment is $164,000. This balance is included in the Company’s balance sheet as Cash and offset in Other Payable – Related Party.

4.	Inventories

Inventories consist of the following:

	April 30, 2005	July 31, 2004
	(Thousands of Dollars)
Raw materials and purchased components	$477	$723
Finished goods	2,419	2,010

Total inventories	$2,896	$2,733

5.	Product Warranties

eOn generally provides customers a one year product warranty from the date of purchase. Cortelco Shanghai may provide a one year warranty, but generally does not provide specific product warranties and has experienced very low returns. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenues are recognized. The costs of satisfying warranty claims, which approximates 2% and 0.5% of revenues for eOn and Cortelco Shanghai, respectively, have historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

Information regarding the changes in the Company’s aggregate product warranty accrual included in accrued expenses and other, for the nine months ended April 30, 2005 and 2004 were as follows:

	For the Nine Months Ended April 30,
	2005	2004
	(Thousands of Dollars)
Beginning balance	$361	$283
Warranty cost incurred	(125)	(181)
Accrued warranty cost	177	182

Ending balance	$413	$284

6.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2005:

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	Thousands of Dollars, excluding share and per share data)
Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$9,459
Net loss and comprehensive loss	—	—	—			(1,126)	(1,126)
Issuance of common stock under employee stock purchase plan	65,072	—	58			—	58
Issuance of stock under equity incentive plans	10,227	—	10			—	10

Balance at April 30, 2005	13,562,459	$13	$54,437	(676,900)	$(1,502)	$(44,547)	$8,401

7.	Commitments and Contingencies

At April 30, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1.2 million.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

8.	Equity Incentive Plans

The status of the Company’s stock option plans since August 1, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 1, 2004	1,631,470	$4.21
Granted	115,000	1.50
Exercised	(10,227)	1.04
Cancelled	(112,814)	1.13

Options outstanding, April 30, 2005	1,623,429	$4.25

Options exercisable April 30, 2005	1,233,559	$4.83
Exercise price range	$0.24	$24.25
Options available for grant, April 30, 2005	509,864

9.	Acquisition of Cortelco Shanghai Telecom Equipment Company

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

The agreement specifies revenue targets for sales of eQueue products in China during the initial 12 month period following the close of the acquisition. From June 1, 2004 through April 30, 2005, eQueue revenues in China were $810,000. The Agreement provides that if a $2,000,000 revenue target is not met by May 31, 2005, either eOn or CSHC has the option to elect to unwind the acquisition. On March 14, 2005, eOn and CSHC executed a Letter Agreement eliminating this option in the agreement and agreed to further amend the agreement in light of a revised business plan to be finalized by May 15, 2005, to revise and extend the stock earnout schedule. eOn and CSHC are negotiating the terms for a revised Earnout Agreement.

10.	Segment Information

The company is comprised of two principal business segments: eOn US and Cortelco Shanghai. The eOn US business segment designs, develops and markets communication products for customer contact centers and other applications and offers a traditional voice-switching platform. Cortelco Shanghai provides fiber optic transmission equipment, data communications systems, and network management software. There is no overlap in operational management reporting or of decision making authority between the two segments as defined. The Company acquired Cortelco Shanghai on June 1, 2004; accordingly, there is no comparative information for the three and nine months ended April 30, 2004. Business segment information for the three and nine months ended April 30, 2005 is as follows.

	For the Three Months Ended April 30, 2005
	eOn U.S.	Cortelco Shanghai	Elimination	Consolidated
	(Thousands of Dollars)
Revenue from customers	$2,942	$1,779	$—	$4,721
Business segment net income (loss)	$(617)	$(79)	$—	$(696)
Business segment assets at April 30, 2005	$12,206	$8,105	$(1,551)	$18,760

	For the Nine Months Ended April 30, 2005
	eOn U.S.	Cortelco Shanghai	Elimination	Consolidated
	(Thousands of Dollars)
Revenue from customers	$10,066	$6,575	$—	$16,641
Business segment net income (loss)	$(1,211)	$85	$—	$(1,126)
Business segment assets at April 30, 2005	$12,206	$8,105	$(1,551)	$18,760

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition.”

Product Warranties

eOn generally provides customers a one year product warranty from the date of purchase. Cortelco Shanghai may provide a one year warranty, but generally does not provide specific product warranties and has experienced very low returns. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% and 0.5% of revenues for eOn and Cortelco Shanghai, respectively, have historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimate, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Allowance for Doubtful Accounts

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of losses during the years 2000 through 2004, the Company has available net operating loss (“NOL”) carry forwards of $18.8 million.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carry forward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state income taxes, for current income.

Should the Company’s earnings trend cause management to conclude that it is more likely than not the Company will realize all or a material portion of the NOL carry forward, management would record the estimated net realizable value of its deferred tax asset at that time. The Company would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Results of Operations

For the Three Months Ended April 30, 2005 compared to the Three Months Ended April 30, 2004

Net Revenue

Net revenue increased approximately 71% to $4.7 million for the three months ended April 30, 2005 compared to $2.8 million for the same period of the previous year. The increase resulted from the inclusion of Cortelco Shanghai revenue of $1.8 million and an increase in eQueue revenue of $0.4 million, partially offset by a $0.3 million decline in Millennium revenue. Revenue to related parties included in Cortelco Shanghai for the three months ended April 30, 2005 was $0.7 million compared to $0.0 for the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 42% to $2.1 million for the three months ended April 30, 2005 from $1.5 million for the same period of the previous year, resulting from the inclusion of Cortelco Shanghai gross profit of $0.2 million and higher gross profit of $0.4 million from eQueue. Millennium gross profit was flat period over period. Gross margin decreased to approximately 46% for the three months ended April 30, 2005 compared with gross margin of approximately 55% for the same period of the previous year. This decrease was primarily due to the inclusion of Cortelco Shanghai operations which have lower margins. Related party cost of revenues was $0.6 million for the three months ended April 30, 2005 compared to $0.0 for the same period of the previous year.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 39% to $2.2 million for the three months ended April 30, 2005, from $1.6 million for the same period of the previous year. The increase was due to the inclusion of Cortelco Shanghai expenses of $0.5 million and an increase in domestic expenses of $0.1 million resulting from higher bad debt expense, partially offset by lower marketing and travel and entertainment expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 10% to $0.8 million for the three months ended April 30, 2005 from $0.9 million for the same period of the previous year. The decrease was the result of reduced international travel expenses.

Interest and other income and expense

Interest income was $33 thousand for the three months ended April 30, 2005 compared to $15 thousand for the same period of the previous year. Other income was $29 thousand for the quarter ended April 30, 2005 compared to other expense of $8 thousand for the same period of the previous year.

For the Nine Months Ended April 30, 2005 Compared to the Nine Months Ended April 30, 2004

Net Revenue

Net revenue increased approximately 41% to $16.6 million for the nine months ended April 30, 2005 from $11.8 million for the same period of the previous year. The increase resulted primarily from the inclusion of Cortelco Shanghai revenue of $6.5 million, partially offset by a combined decrease in Millennium and eQueue revenue of $1.7 million. Revenue to related parties included in Cortelco Shanghai was $1.8 million during the nine months ended April 30, 2005 compared to $0.0 for the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 7% to $7.3 million for the nine months ended

April 30, 2005 from $6.8 million for the same period of the previous year, primarily due to the inclusion of Cortelco Shanghai operations and a lower level of combined eQueue and Millennium revenues. Gross margin decreased to approximately 44% for the nine months ended April 30, 2005 from approximately 58% for the same period of the previous year, due to the inclusion of lower margin Cortelco Shanghai operations. Related party cost of revenue was $1.4 million in the nine months ended April 30, 2005 compared to $0.0 for the same period of the previous year.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expense increased approximately 19% to $6.0 million for the nine months ended April 30, 2005, from $5.1 million for the same period of the previous year. The increase was primarily due the inclusion of Cortelco Shanghai expenses of $1.3 million partially offset by a reduction in domestic spending associated with the Company’s cost-cutting initiatives.

Research and Development

Research and development expense consist primarily of personnel and related facility costs for our engineering staff. Research and development expense increased 8% to $2.4 million for the nine months ended April 30, 2005 from $2.2 million for the same period of the previous year. The increase was the result of increased engineering headcount during the first fiscal quarter of 2005 to focus on product development for future generation products and expenses related to product certification in China.

Interest and other income and expense

Interest income was $104 thousand for the nine months ended April 30, 2005 compared to $47 thousand for the same period of the previous year. The increase was primarily due to higher interest rates earned on investments in the current period compared to the prior year period. During the nine months ended April 30, 2004, the Company incurred interest expense of $26 thousand. The interest expense was related to the expiration of the company’s obligations associated with the termination of the lease on the Memphis facility during fiscal year 2004. Other income was $59 thousand for the current nine months compared to expense of $59 thousand for the same period of the previous year.

Liquidity and Capital Resources

As of April 30, 2005, we had cash and cash equivalents of $4.3 million, $3.6 million in short term investments, and working capital of $8.9 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $0.7 million for the nine months ended April 30, 2005 compared to a net cash out flow of $1.3 million for the same period of the previous year. The net operating cash outflow for the current period was primarily the result of a net loss for the period, a reduction in accounts payable partially offset by a reduction in accounts receivable. The net operating cash outflow for the prior year period was primarily the result of a reduction in accrued expenses, an increase in accounts receivable and inventory and a decline in accrued expenses, partially offset by our net loss (adjusted for non-cash items).

Our investing activities resulted in a net cash inflow of $0.3 million for the nine months ended April 30, 2005 compared to a net cash outflow of $0.1 million for the same period of the previous year. Cash provided by investing activities in the current period consisted primarily of $0.6 million from the sale of short term marketable securities, offset by $0.3 million in net capital expenditures. Cash used in investing activities in the prior period consisted of $0.2 million in net capital expenditures partially offset by $0.1 million in disposals of property and equipment.

Our financing activities resulted in a cash inflow of $0.1 million for the nine months ended April 30, 2005 compared to a cash inflow of $0.1 million for the same period of the previous year. Cash provided by financing activities in the current period was due to proceeds from stock option exercises and purchases under the Employee Stock Purchase Plan. Cash provided by financing activities in the prior period consisted of $0.6 million in proceeds from stock option exercises and purchases under the Employee Stock Purchase Plan, offset by payments against our outstanding note payable of $0.5 million.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested $4.5 million in capital expenditures.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2004; resulting in an accumulated deficit of $43.4 million. During the second fiscal quarter of 2001, the Company adopted a restructuring plan, which included headcount reductions and office space consolidation to reduce costs and improve productivity. During fiscal year 2004, cash and cash equivalents and short term investments increased from $7.4 million to $8.7 million, primarily reflecting $3.1 million of cash acquired from Cortelco Shanghai, partially offset by an operating loss of $0.9 million.

The Company incurred a loss from continuing operations of $1.1 million for the nine months ended April 30, 2005 versus loss from operations of $0.5 million for the same period in the prior year. As of April 30, 2005, the Company had $4.8 million in cash and cash equivalents and short term investments in the United States available to fund operations, and Cortelco Shanghai had $3.1 million in cash and cash equivalents to fund its operations.

The Company is dependent on available cash, short-term investments and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term marketable securities plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We have principally relied on the proceeds from equity and cash provided from operations as our primary sources of capital. While we do not currently anticipate the need to raise additional capital to meet our operating and capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to profit margins, controlling selling, general and administrative costs and research and development costs. Further, we believe that the cash and short-term investment securities on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures, cash interest payments and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Commitments and Contingencies

At April 30, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1.2 million.

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

Our current and potential competitors can be grouped into the following categories:

•	contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	data communication equipment suppliers, such as Cisco Systems and 3COM;

•	email management and web center software suppliers, such as eGain, Kana Communications, and Live Person;

•	voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens and

•	optical transmission suppliers, such as Huawei, Alcatel, Optel, Zhongxing and Datang.

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

As of April 30, 2005, our executive officers, directors and principal stockholders and their affiliates beneficially owned 3,676,296 shares, or 28.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Item 3. – Qualitative and Quantitative Disclosure About Market Risk.

The majority of our cash equivalents and marketable securities are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant.

Item 4. – Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were changes in internal control over financial reporting that occurred during the three month period ending April 30, 2005 to remediate the ineffective disclosure controls and procedures described in the January 31, 2005 10-Q that materially affected the Company’s internal control over financial reporting as follows:

1.	The Company hired a new Controller

2.	All inter-company accounts receivable and accounts payable are reconciled monthly

3.	The Cortelco Shanghai Quarterly U.S. GAAP financial worksheet segregates the accounts receivable and accounts payable with eOn as separate line items.

4.	The Chief Financial Officer reviews each specific consolidation elimination entry.

In addition, as part of our ongoing plan to improve internal controls at Cortelco Shanghai we implemented the following internal controls during the first and second quarter:

1.	All balance sheet accounts are reconciled on a monthly basis;

2.	Management has implemented numerous control reports that are approved by the controller and Chief Financial Officer on a monthly basis, and

3.	Management is in the process of documenting all policies and procedures for the Cortelco Shanghai operations. While this is an ongoing process we believe that the above mentioned measures will improve the reliability of Cortelco Shanghai’s internal control structure.

4.	The Cortelco Shanghai Financial Reporting Manager and Controller created a revenue recognition guideline matrix for all the different contract types in China. The Chief Financial Officer reviewed and approved the Guidelines, and

5.	eOn US has increased its oversight of the Cortelco Shanghai financial statements in that they are prepared by the Cortelco Shanghai Financial Reporting Manager and reviewed by the eOn Controller and eOn Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

None.

Item 2. – Changes in Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Submission of Matters to a Vote of Security Holders

None.

Item 5. – Other Information

None.

Item 6. – Exhibits.

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

EON COMMUNICATIONS CORPORATION

Dated: June 14, 2005	\s\ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)