Form 10-Q/A
period 2005-04-30
EON COMMUNICATIONS CORP
filed 2005-07-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	April 30, 2005	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,303	$4,679
Marketable securities	3,600	4,200
Trade accounts receivable, net of allowance of $892 and $774, respectively	4,151	6,656
Trade accounts receivable - related party, net of allowance of $92 and $18 respectively	1,721	615
Notes receivable	401	528
Inventories	2,896	2,733
Prepaid and other current assets	890	1,913

Total current assets	17,962	21,324
Property and equipment, net	798	971

Total assets	$18,760	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,352	$5,394
Trade accounts payable - related party	2,204	2,086
Note payable	236	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,230	2,284

Total current liabilities	9,060	11,609
Minority interest	1,299	1,227
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 13,562,459 and 13,487,160 shares issued and outstanding 2005 and 2004, respectively)	13	13
Additional paid-in capital	54,437	54,369
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,547)	(43,421)

Total stockholders’ equity	8,401	9,459

Total liabilities and stockholders’ equity	$18,760	$22,295

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

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share information)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,126)	$(527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	442	459
Minority interest	72	—
Provision of allowance for doubtful accounts	111	298
Changes in net assets and liabilities
Trade accounts receivable	2,394	(553)
Inventories	(163)	(205)
Notes receivable	127	—
Prepaid and other current assets	1,023	35
Trade accounts payable	(2,042)	(69)
Trade accounts receivable/payable - related party	(988)	(133)
Accrued expenses and other	(54)	(632)
Notes payable	(531)	—

Net cash used in operating activities	(735)	(1,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(278)	(217)
Disposal of property and equipment	9	146
Cash used in business acquisition	(40)	—
Proceeds from sale of short term-marketable securities	600	—

Net cash provided by (used in) investing activities	291	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(499)
Proceeds from employee stock purchase plan and stock option exercises	68	599

Net cash provided by financing activities	68	100

Net decrease in cash and cash equivalents	(376)	(1,298)
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$4,303	$1,923

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

3.	Related Parties

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC);

•	Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”) and

•	Sparks Technologies, Inc.

The following represents related party transactions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(Thousands of Dollars)
Purchases from CSHC and subsidiaries	$192	$152	$613	$457
Purchases from Shanghai Bell	27	—	244	—
Sales to Shanghai Bell	730	—	1,784	—

The following represents related party balances:

	April 30, 2005	July 31, 2004
	(Thousands of Dollars)
Receivable from Shanghai Bell	$1,716	$615
Sparks Technologies, Inc.	5	—
Payable to CII	87	101
Payable to Shanghai Bell	1,953	1,985
Sparks Technologies, Inc.	164	—

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

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium equipment, eQueue peripheral hardware and operations services. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

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

Item 4. – Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, April 30, 2005 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

EON COMMUNICATIONS CORPORATION

Dated: July 13, 2005	\s\ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)