Form 10-K/A
period 2004-07-31
EON COMMUNICATIONS CORP
filed 2005-07-19
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

ITEM 1. BUSINESS.

INTRODUCTION

eOn Communications CorporationTM (“eOn” or the “Company”) designs, develops and markets unified voice, email and Web-based communications systems and software for customer contact centers and general business applications. Our primary business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, messaging and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership. For small and medium-sized general business applications we also offer integrated communication systems such as private branch exchanges (PBX’s), voice mail and unified messaging solutions.

In 1997, eOn was one of the first companies to develop a communications server using the open standards-based LinuxTM operating system. In 2000, eOn became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of our customers. With more than 8,000 customers worldwide, eOn has a proven line of products that enable businesses to improve communications, convert inquiries into sales, and increase customer satisfaction and loyalty.

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

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

eOn continues to focus resources on developing and marketing products that help businesses communicate more effectively and efficiently with their customers. The demand for consistent and personalized experiences across all forms of interactions - voice, email, and the Web - puts customers in the driver’s seat and at the forefront of a new era in customer interaction management. eOn understands the relationship between customer satisfaction and company success and has created solutions that embrace the customer driven environment by providing companies the capability to deliver seamless customer experiences across all types of media.

The award-winning eQueue(R) Multi-Media Contact Center is our flagship product for delivering a proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions, making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

The eQueue is an open standards-based solution based on the LinuxTM operating system. Using an open solution not only provides for ease of integration, but also provides the contact center with support for evolving future needs.

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

The eQueue solution offers an overall total lower cost of ownership—lower capital costs and lower operating costs, which equates to a higher return on investment. Integration costs are kept to a minimum with eQueue’s comprehensive applications and open platform. Because the eQueue architecture is open and modular, the contact center is also prepared for future growth.

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

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

We have already established a reputation for product innovation. In 1997, eOn was one of the first companies to develop a communications server using the open standards-based LinuxTM operating system, and in 2000, we became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of prestigious and demanding customers. We will continue to enhance this reputation as we believe that we have a unique opportunity to gain new customers among companies that wish to acquire a comprehensive and proven contact center solution. We believe our extensive experience in voice communications and call center systems provides us with a strategic advantage for offering an integrated voice and Internet communications product line.

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

eQueue Reporting provides flexible standard and custom reports and displays, available in both real-time and historical formats, giving contact centers the information needed in any form to manage contact center efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that fits the unique needs of a contact center. eOn Supervisor WorkSpace is JavaTM-based and provides real-time management displays and alerts and can be fully customized for quick and easy identification of customer contact patterns and trends. With this insight, managers can make more timely and informed decisions about how to enhance service delivery and to improve operational efficiencies. Enhancements to eQueue Reporting are incorporated into our development initiatives.

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

MITCH C. GILSTRAP, Chief Operating Officer, leads eOn’s U.S. operations and sales teams. Mr. Gilstrap is responsible for sales and sales support, professional services, technical support, engineering, information technology and manufacturing. Joining eOn in February 2001, Mr. Gilstrap drove the product marketing efforts for eOn’s contact center solution within the product management group, and most recently led eOn’s professional services team, including custom application development, installation and delivery, training, maintenance, consulting and project management services. Prior to joining eOn, he served as General Manager of Fusion Point Technologies as well as Vice President of Product Marketing at Syntellect, a provider of contact center self-service solutions. With more than eighteen years experience, Mr. Gilstrap has held positions in senior product marketing and development in the contact center and telecommunications industries for such companies as Sprint and Hitachi. Mr. Gilstrap holds a Bachelor’s degree in Engineering from Georgia Institute of Technology.

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

	Year Ended July 31,
	2004(2)	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$17,950	$17,457	$15,046	$20,184	$29,705
Cost of revenues	8,507	7,478	6,706	9,111	14,027
Special charges (1)	—	—	752	1,985	—

Gross profit	9,443	9,979	7,588	9,088	15,678
Operating expenses:
Selling, general and administrative	7,087	8,667	9,538	14,380	15,283
Research and development	3,106	2,859	2,959	4,340	3,914
Goodwill amortization	—	—	—	586	586
Special charges (1)	—	(63)	970	4,714	—

Total operating expenses	10,193	11,463	13,467	24,020	19,783
Income (loss) from operations	(750)	(1,484)	(5,879)	(14,932)	(4,105)
Interest income	(79)	(99)	(287)	(783)	(759)
Interest expense	29	35	6	—	211
Other (income) expense, net	167	84	210	214	971

Income (loss) from continuing operations before income taxes and minority interest	(867)	(1,504)	(5,808)	(14,363)	(4,528)
Income tax expense (benefit)	24	—	(121)	(45)	(1,193)

Income (loss) from continuing operations before minority	$(891)	$(1,504)	$(5,687)	$(14,318)	$(3,335)
Interest
Minority Interest	(37)	—	—	—	—

Income (Loss) from continuing Operations	$(928)	$(1,504)	$(5,687)	$(14,318)	$(3,335)

Income (loss) from continuing operations per share:
Basic	$(0.07)	$(0.12)	$(0.47)	$(1.19)	$(0.34)
Diluted	$(0.07)	$(0.12)	$(0.47)	$(1.19)	$(0.34)
Weighted average shares outstanding:
Basic	12,522	12,091	12,013	12,040	9,885
Diluted	12,522	12,091	12,013	12,040	9,885
Cash dividends per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00	$0.00
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,679	$3,221	$2,682	$3,590	$1,829
Marketable securities	4,200	4,200	6,610	8,850	16,337
Working capital	9,715	8,313	9,855	20,591	35,882
Goodwill, net	—	—	—	10,375	10,961
Total assets	22,295	13,717	15,970	39,914	55,320
Long-term debt	—	—	613	—	—
Total stockholders’ equity	9,459	9,464	10,900	34,077	50,002

(1)	In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space. An additional charge was recorded in fiscal year 2002, primarily to reflect the financial impact of the sublease termination agreement for the facilities in Memphis, Tennessee and a noncash valuation charge for excess inventory. In FY 2003, a special charge expense reversal was recorded upon the favorable settlement of all outstanding property tax liabilities associated with the former facility in Memphis, Tennessee (see Footnote 6 to the consolidated financial statements).

(2)	On June 1, 2004 we acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company. Cortelco Shanghai’s results of operations have been included with our results of operations since the acquisition date.

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

Revenue Recognition - Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Product Warranties - We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% of revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates which could potentially be significant are included in earnings in the period in which the evaluations are completed.

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

Allowance for Uncollectible Accounts Receivable- We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationships with our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Deferred Taxes - We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $18.8 million.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2004, 2003, and 2002:

	Year Ended July 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	47.4%	42.8%	44.6%
Special charges	0.0%	0.0%	5.0%

Gross margin	52.6%	57.2%	50.4%
Operating expenses:
Selling, general, and administrative	39.5%	49.7%	63.4%
Research and development	17.3%	16.4%	19.7%
Special charges	0.0%	(0.4)%	6.4%

Total operating expenses	56.8%	65.7%	89.5%

Loss from operations	(4.2)%	(8.5)%	(39.1)%
Interest (income) expense, net	(0.2)%	(0.4)%	(1.9)%
Other (income) expense, net	0.9%	0.5%	1.4%

Loss from continuing operations before income taxes and minority interest	(4.8)%	(8.6)%	(38.6)%
Income tax expense(benefit)	0.1%	(0.0)%	(0.8)%

Loss from continuing operations before minority interest.	(5.0)%	(8.6)%	(37.8)%
Minority Interest	0.2%	0.0%	0.0%

Loss before discontinued operations and cumulative effect of change in accounting principle	(5.2)%	(8.6)%	(37.8)%
Income (loss) from discontinued operations, net of tax	0.0%	0.0%	(17.5)%
Cumulative effect of change in accounting principle, net of tax	0.0%	(0.0)%	(69.0)%

Net loss	(5.2)%	(8.6)%	(124.3)%

The following discussion provides information about the Company’s continuing operations, which excludes the results of Cortelco Systems Puerto Rico, Inc. (see Footnote 4 - Discontinued Operations in the notes to the consolidated financial statements).

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

As a result of the adoption of the restructuring plan, the Company recognized special charges in operating expenses of ($63,000) and $970,000 in 2003 and 2002, respectively. In 2002, the Company terminated 5 employees in the sales and field service functions for a charge of $58,000.

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

The following tables summarize the activity relating to the special charges during fiscal years 2003 and the associated liabilities at July 31, 2003 and 2002:

	July 31, 2002 Liability Balance	Charges		Expenditures	Other Adjustments	July 31, 2003 Liability Balance
Termination benefits	61	—		(61)
Excess facilities cost	173	(63	)(1)	(110)

Total	$234	$(63)		$(171)

(1)	Reflects favorable settlement of all property tax liabilities for the Company’s former facility in Memphis, Tennessee and the resulting closure of the accrued restructuring liability.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2004 resulting in an accumulated deficit of $43.4 million. During the second fiscal quarter of 2001, the Company adopted a restructuring plan, which included headcount reductions and office space consolidation to reduce costs and improve productivity. During fiscal year 2003, cash and cash equivalents and short term investments declined from $9.3 million to $7.4 million, largely due to the operating loss of $1.5 million.

The Company incurred a loss of $0.9 million in fiscal 2004. As of July 31, 2004, the Company had $6.0 million in cash and cash equivalents and short term investments in the United States available to fund operations, and Cortelco Shanghai had $3.0 million in cash and cash equivalents to fund its operations.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space, and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2004 are as follows (dollars in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Note payable (1)	767	767	—	—	—	—	—
Operating leases (2)	757	287	288	182	—	—	—
Lease termination agreement (3)	175	175	—	—	—	—	—
Purchase obligations (4)	1,518	1,518	—	—	—	—	—

Total	3,217	2,747	288	182	—	—	—

(1)	Short term notes issued by Cortelco Shanghai for inventory purchases.
(2)	Operating leases do not include payments due under renewals to the original lease term.
(3)	Final payments due under Memphis lease termination agreement.
(4)	Outstanding commitments for inventory purchases under open purchase orders.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company has implemented the required disclosures of this pronouncement and will continue to account for stock options under the intrinsic value method.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

August 29, 2002

eOn Communications Corporation

Consolidated Balance Sheets

July 31, 2004 and 2003

(Dollars in thousands)

	July 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,679	$3,221
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance for doubtful accounts of $774 and $689	6,656	2,849
Trade accounts receivable - related party, net of allowance for doubtful accounts of $18	615	—
Notes receivable	528	—
Inventories	2,733	2,162
Other current assets	1,913	134

Total current assets	21,324	12,566
Property and equipment, net	971	1,149
Intangible assets, net of accumulated amortization	0	2

Total	$22,295	$13,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,394	$1,240
Payable to affiliate	2,086	121
Note payable - current	767	613
Deferred acquisition payment	1,078	—
Accrued expenses and other	2,284	2,279

Total current liabilities	11,609	4,253

Minority Interest	1,227	—

Stockholders’ equity:
Common Stock, $.001 par value (50,000,000 shares authorized, 12,810,260 and 12,176,312 shares issued and outstanding)	13	12
Additional paid-in capital	54,369	53,447
Treasury stock, at cost (676,900 and 676,900 shares, respectively)	(1,502)	(1,502)
Accumulated deficit	(43,421)	(42,493)

Total stockholders’ equity	9,459	9,464

Total	$22,295	$13,717

See notes to financial statements.

eOn Communications Corporation

Consolidated Statements of Operations

For the Years Ended July 31, 2004, 2003, and 2002

(Dollars in thousands, except per share data)

	Year Ended July 31,
	2004	2003	2002
Net revenues	$17,950	$17,457	$15,046
Cost of revenues	8,507	7,478	6,706
Special charges	—	—	752

Gross profit	9,443	9,979	7,588
Operating expenses:
Selling, general and administrative	7,087	8,667	9,538
Research and development	3,106	2,859	2,959
Special charges	—	(63)	970

Total operating expenses	10,193	11,463	13,467
Loss from operations	(750)	(1,484)	(5,879)
Interest expense	29	35	6
Interest income	(79)	(99)	(287)
Other (income) expense, net	167	84	210

Loss from continuing operations before income taxes and minority interest	(867)	(1,504)	(5,808)
Income tax expense	24	—	(121)

Loss before minority interest	(891)	(1,504)	(5,687)
Minority interest	(37)	—	—

Loss before discontinued operations, extraordinary loss, and cumulative effect of change in accounting principle	(928)	(1,504)	(5,687)
Income (loss) from discontinued operations, net of income tax effect	—	—	(2,633)
Cumulative effect of change in accounting principle, net of income tax effect	—	—	(10,375)

Net loss and comprehensive loss	$(928)	$(1,504)	$(18,695)

Net loss per common share:
Basic and diluted:
Loss before discontinued operations and extraordinary items	$(0.07)	$(0.12)	$(0.47)
Income (loss) from discontinued operations	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	(0.86)

Net loss per common share	$(0.07)	$(0.12)	$(1.56)

See notes to financial statements.

eOn Communications Corporation

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2004, 2003, and 2002

(Dollars in thousands)

	Year Ended July 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(928)	$(1,504)	$(18,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	—	2,633
Impairment of goodwill from adoption of FAS 142	—	—	10,375
Depreciation and amortization	596	729	744
Minority Interest	37	—	—
Provision for the allowance for doubtful accounts	85	110	164
Loss on investments	—	—	94
Changes in net assets and liabilities (net of effect of discontinued operations):
Trade accounts receivable	(2,523)	(973)	1,563
Accounts receivable from/payable to affiliates	(69)	37	24
Notes receivable	(174)	—	—
Inventories	363	915	1,310
Other assets	(26)	(9)	48
Trade accounts payable	1,879	(52)	(51)
Accrued special charges	—	(195)	(707)
Accrued expenses and other	(569)	(110)	117
Income taxes payable (refund receivable)	—	—	271

Net cash used in operating activities	(1,329)	(1,052)	(2,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in business acquisition	3,108	—	—
Purchases of property and equipment	(345)	(221)	(301)
Disposal of property and equipment	146	—	—
Sales of marketable securities	—	3,909	7,438
Purchases of marketable securities	—	(1,500)	(5,310)

Net cash provided by investing activities	2,909	2,188	1,827
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(724)	(665)	(53)
Repurchases of common stock	—	(3)	(203)
Proceeds from the exercise of stock options and employee stock purchase plan	602	71	84

Net cash used in financing activities	(122)	(597)	(172)
Cash used by discontinued operations	—	—	(453)

eOn Communications Corporation

Consolidated Statements of Cash Flows (continued)

For the Years Ended July 31, 2004, 2003, and 2002

	Year Ended July 31,
	2004	2003	2002
Net increase (decrease) in cash and cash equivalents	1,458	539	(908)
Cash and cash equivalents, beginning of year	3,221	2,682	3,590

Cash and cash equivalents, end of year	$4,679	$3,221	$2,682

Supplemental cash flow information:
Interest paid	$29	$35	$6
Income taxes paid	24	—	—

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

See notes to financial statements.

eOn Communications Corporation

Consolidated Statement of Stockholders’ Equity

For the Years Ended July 31, 2004, 2003, and 2002

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Former Parent	Note Receivable From Affiliate/Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2001	12,473,445	$12	$57,919	(431,500)	$(1,296)	$(22,294)	$(264)	$34,077
Repurchase of common stock	—	—	—	(234,500)	(203)	—	—	(203)
Exercise of stock options	112,620	—	56	—	—	—	—	56
Issuances from employee stock purchase plan	120,569	—	81	—	—	—	—	81
Distribution of CSPR stock	—	—	(4,680)	—	—	—	264	(4,416)
Net loss and comprehensive loss	—	—	—	—	—	(18,695)	—	(18,695)

Balance at July 31, 2002	12,706,634	$12	$53,376	(666,000)	$(1,499)	$(40,989)	—	$10,900
Repurchase of common stock	—	—	—	(10,900)	(3)	—	—	(3)
Exercise of stock options	34,831	—	34	—	—	—	—	34
Issuances from employee stock purchase plan	111,747	—	37	—	—	—	—	37
Net loss and comprehensive loss	—	—	—	—	—	(1,504)	—	(1,504)

Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	—	$9,464
Exercise of stock options	355,023	1	510	—	—	—	—	511
Issuances from employee stock purchase plan	121,758	—	91	—	—	—	—	91
Issuances of common stock for acquisitions	157,167	—	321	—	—	—	—	321
Net loss and comprehensive loss	—	—	—	—	—	(928)	—	(928)

Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	—	$9,459

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

Principles of Consolidation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and includes the accounts of the company’s majority owned subsidiary, Cortelco Shanghai. All significant balances and transactions have been eliminated during the consolidation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eOn Communications Corporation and its majority owned subsidiary — Cortelco Shanghai Telecom Equipment Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At July 31, 2004 there was $2,924,392 held in foreign bank accounts.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Fiscal Year Ended July 31,
	2004	2003	2002
	(in thousands)
Net loss as reported	$(928)	$(1,504)	$(18,695)
Add: Stock-based compensation, as reported

Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(612)	(995)	(1,249)

Pro forma net loss	$(1,540)	$(2,499)	$(19,944)
Net loss per share - basic and diluted:
Net loss per share - as reported	$(0.07)	$(0.12)	$(1.56)
Net loss per share - pro forma	$(0.12)	$(0.21)	$(1.66)

Product Warranties - The Company generally provides customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% of revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates which could potentially be significant are included in earnings in the period in which the evaluations are completed.

Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

Revenue Recognition - Revenues from our Millennium and eQueue products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

Medical Care and Disability Benefit Plans - The Company is fully insured with respect to the medical and disability benefits offered to substantially all employees. The Company does not provide benefits to retired employees.

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

Research and Development Costs - The Company allocates expenses to Research and Development costs based on headcount that is partially dedicated to Research and Development activities.

Advertising Expense - The Company expenses advertising expenses as incurred. Advertising expenses for 2004, 2003, and 2002 were not significant.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock -Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company has implemented the required disclosures of this pronouncement and will continue to account for stock options under the intrinsic value method.

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

Operating results of the discontinued operations are as follows:

Year ended July 31, 2002
(In thousands)
Net sales	$10,384

Loss before income taxes and extraordinary loss	(2,633)
Income tax expense	—

Net loss from discontinued operations	$(2,633)

Net loss per share:
Basic and Diluted	$(0.22)

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

The following tables summarize the activity relating to the special charges during fiscal years 2003 and 2002 and the associated liabilities at July 31, 2003 and 2002:

	July 31, 2001 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2002 Liability Balance
Inventory charges	—	$752	—	$(752	)(1)	—
Termination benefits	625	58	(622)	—		61
Excess facilities cost	1,605	912	(1,013)	(1,331	)(2)	173
Relocation costs	42	—	(42)	—		—

Total	$2,272	$1,722	$(1,677)	$(2,083)		$234

	July 31, 2002 Liability Balance	Charges	Expenditures	Other Adjustments		July 31, 2003 Liability Balance
Termination benefits	61	—	(61)
Excess facilities cost	173	(63)	(110)

Total	$234	$(63)	$(171)

(1)	Represents write-down of inventory to net realizable value
(2)	Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable does not bear interest and is payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.

]7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash balances with large regional financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company’s products are sold principally to dealers, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

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

2002
(In thousands, except per share data)
Decrease in loss before discontinued operations and extraordinary items	$8
Increase in basic and diluted loss per common share	$0.00

The balance of accumulated deficit as of July 31, 2000 was adjusted for the effect of applying retroactively the new method of accounting.

Inventories consist of the following:

	2004	2003
	(In thousands)
Raw materials and purchased components	$723	$392
Finished goods	2,010	1,770

Total inventories	$2,733	$2,162

10. OTHER CURRENT ASSETS

Other current assets consists of the following:

	2004	2003
	(In thousands)
Customer deposits	$794	—
Advances to suppliers	893	—
Prepaid expenses	132	96
Other	94	38

Total	1,913	134

11. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2004	2003
	(In thousands)
Leasehold improvements	$311	$300
Equipment	2,565	3,593
Furniture and fixtures	501	751

Total	3,377	4,644
Less accumulated depreciation	(2,406)	(3,495)

Property and equipment, net	$971	$1,149

Depreciation expense was $596,000, $703,000, and $711,000 for 2004, 2003, and 2002, respectively.

12. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	2004	2003
	(In thousands)
Employee compensation	$197	$362
Commissions	37	65
Vacation	35	271
Deferred income	651	657
Employee withholdings	533	69
Warranty reserve	361	283
Other	470	572

Total	$2,284	$2,279

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

The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms in excess of one year as of July 31, 2004:

Year Ending July 31,	2004	(In thousands)
	2005	$287
	2006	288
	2007	182
	2008	—
Thereafter		—

Total		$757

Rent expense for the years ended July 31, 2004, 2003, and 2002 totaled $357,000, $319,000, and $327,000, respectively.

14. INCOME TAXES

The income tax provision is summarized as follows:

	2004	2003	2002
	(In thousands)
Continuing operations	$24		$(121)
Discontinued operations	—		—
Extraordinary item	—		—

Total income tax benefit	24		(121)

The components of income tax expense (benefit) for 2004, 2003, and 2002 attributable to continuing operations are as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	—		$(121)
State	—		—
Foreign Income Tax Expense	24		—

Total current	24		(121)
Deferred:
Federal	—		—
State	—		—

Total deferred	—		—

Total income tax expense (benefit)	$24		$(121)

A reconciliation between the income tax expense (benefit) from continuing operations recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	2004	2003	2002
	(In thousands)
Income tax at Federal statutory rate (35%)	$(340)	$(526)	$(5,664)
State income taxes, net of federal benefit	(35)	(66)	(308)
Change in valuation allowance	245	120	2,227
Amortization of goodwill	—	—	3,631
Adjustment to effective state tax rate	120	—	—
Over provision of deferred taxes in prior year	—	461	—
Foreign income tax expense	24	—	—
Other, net	11	10	(7)

Total income tax expense (benefit)	$24	—	$(121)

The deferred tax effects of the Company’s principal temporary differences at July 31, 2004 and 2003 are as follows:

2004	Assets	Liabilities	Total
	(In thousands)
Allowance for doubtful receivables	$207	—	$207
Inventories	653	—	653
Basis difference in property and equipment	33	—	33
Accrued warranty costs	156	—	156
Accrued expenses and other	—	(58)	(58)
Deferred revenue	232	—	232
Loss reserve	326	—	326
Net operating loss carryforwards	7,086	—	7,086
Capital loss carryforward	36	—	36
Valuation allowance	(8,729)	58	(8,671)

Total deferred asset (liability)	—	—	—

2003	Assets	Liabilities	Total
	(In thousands)
Allowance for doubtful receivables	$256		$256
Inventories	551		551
Basis difference in property and equipment	59		59
Accrued warranty costs	116		116
Accrued expenses and other	101		101
Deferred revenue	180		180
Loss reserve	332		332
Net operating loss carryforwards	6,632		6,632
Capital loss carryforward	199		199
Valuation allowance	(8,426)		(8,426)

Total deferred asset (liability)	—		—

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

The status of the Company’s equity incentive plans is summarized below:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,824,053	$3.66	1,842,566	$3.90	2,002,837	$4.71
Granted	328,000	3.15	296,250	1.48	330,500	0.51
Exercised	(355,023)	1.44	(34,831)	0.98	(113,192)	0.03
Cancelled	(165,560)	1.95	(279,932)	3.28	(377,579)	6.39

Outstanding, end of year	1,631,470	$4.21	1,824,053	$3.66	1,842,566	$3.90

Exercisable, end of year	1,082,180	$5.10	1,184,425	$4.75	1,009,162	$5.34

Exercise price range		$0.24-$24.25		$0.24-$24.25		$0.24 -$24.25
Options available for grant, end of year		559,600		725,311		743,054
Weighted average grant date fair value of options granted during the year		$2.65		$1.20		$0.57

The following table summarizes information about the options outstanding as of July 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2004	Weighted Average Exercise Price
$0.00 - $5.00	1,218,691	7.0 years	$2.43	669,401	$2.41
$5.01 - $10.00	317,979	3.4 years	$8.74	317,979	$8.74
$10.01 - $15.00	86,300	5.0 years	$10.73	86,300	$10.73
$15.01 - $25.00	8,500	3.7 years	$24.25	8,500	$24.25

	1,631,470	6.2 years	$4.21	1,082,180	$5.10

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

	2004	2003	2002
	(In thousands, except per share data)
Net loss:
As reported	$(928)	$(1,504)	$(18,695)
Pro forma	(1,540)	(2,499)	(19,944)
Loss per share:
As reported - basic and diluted	$(0.07)	$(0.12)	$(1.56)
Pro forma - basic and diluted	$(0.12)	$(0.21)	$(1.66)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	4.25%	4.25%	4.25%
Dividend yield	—	—	—
Expected volatility	100%	75%	75%
Expected option life in years	7	10	10

16. RELATED PARTIES

The following represent related party transactions:

	Year Ended July 31,
	2004	2003	2002
	(In thousands)
Purchases from CSHC and subsidiaries	646	615	784
Sales to CSHC and subsidiaries	—	—	1
Sales to CSPR	—	28	—
Purchases from Shanghai Bell	25	—	—
Sales to Shanghai Bell	134	—	—

The following represent related party balances:

	July 31,
	2004	2003
	(In thousands)
Payable to CII	101	121
Payable to Shanghai Bell	1,985	—

Shanghai Bell

The chairman of the Board of Directors of Shanghai Bell is also the chairman of the Board of Directors of Shanghai Fortune. Shanghai Fortune is the minority shareholder of the Company’s Cortelco Shanghai subsidiary. Shanghai Bell is Cortelco Shanghai’s largest customer and a significant supplier. Cortelco Shanghai buys various telecom equipment from different Shanghai Bell divisions for resale to third parties and Cortelco Shanghai sells and installs various telecom equipment for Shanghai Bell divisions. Accounts receivable and accounts payable are usually settled in three to six months, sometimes by offset rather than payment in local currency. Payment terms on some installation projects are extended beyond one year from completion reflecting a negotiated repayment schedule.

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium equipment, eQueue peripheral hardware and operations services. Accounts payable are repaid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. Since the spin-off, the Company has not had significant transactions with CSPR.

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

	eOn US	Cortelco Shanghai	Consolidated
	(In thousands)
Revenues from customers	$15,576	$2,282	$17,858
Revenues from other segments	92	—	92

Total revenues	$15,668	$2,282	$17,950
Total expenses	16,640	2,238	18,878

Business segment income(loss)	$(972)	$44	$(928)

Depreciation and amortization expense	$585	$11	$596
Interest income	62	17	79
Interest expense	29	—	29
Income tax expense	—	24	24
Capital Expenditures	$334	$11	$345
Business Segment Assets at July 31, 2004	$11,716	$10,218	$21,934

20. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for each year were as follows:

	2004	2003	2002
	(In thousands, except per share data)
Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(928)	$(1,504)	$(5,687)
Weighted average shares outstanding	12,522	12,091	12,013

Basic and diluted loss per share before discontinued operations and extraordinary items	$(0.07)	$(0.12)	(0.47)

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

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for the following reason.

During the audit of the Company’s fiscal year end financial statements, the Company’s external auditors identified certain material internal control deficiencies in Cortelco Shanghai’s financial reporting which could adversely affect the reliability of the Company’s financial reporting for future periods. As a result, the Company has determined that its disclosure controls and procedures related to Cortelco Shanghai were not effective for the two month period from the date of the acquisition until the end of its fiscal year at July 31, 2004. Significant deficiencies identified were:

•	Lack of analysis and reconciliation of certain accounts on a periodic basis;

•	Limited review by accounting personnel with direct oversight responsibility;

•	Cortelco Shanghai senior financial staff had little knowledge of Generally Accepted Accounting Principles in the United States (“U.S. GAAP”);

•	No revenue recognition policy in conformance with U.S. GAAP;

•	Internal controls structure relied on single person;

•	Inadequate detail in procedures for physical inventory counts and

•	Large number of adjusting journal entries.

In order to compensate for the internal control deficiencies (cumulatively classified as a material weakness by Grant Thornton) at Cortelco Shanghai, eOn’s certifying officers did the following to ensure that eOn’s financial statements fairly presented in all material respects the financial condition, results of operations and cash flows as of and for the period ended July 31, 2004:

•	Reviewed all revenue transactions for proper recognition timing, including appropriate matching of expense and revenue where installation was part of contract;

•	Reviewed expense detail to identify accrual requirements and analyze unusual items;

•	Compared accruals to prior periods;

•	Reviewed the Cortelco Shanghai external audit of 2003 and auditor reviews of interim periods to identify all potential problem areas, including several balance sheet reclassifications;

•	Reviewed bank reconciliations;

•	Performed line by line inventory analysis for obsolescence;

•	Analyzed accounts receivable aging with local management and with historical payment patterns;

•	Investigated customer returns documentation for warranty obligations;

•	Reviewed terms and payment history of notes receivable and notes payable;

•	Reviewed accounts payable aging and

•	Reviewed accounts receivable from employees.

Changes in internal control over financial reporting. Cortelco Shanghai has historically maintained its books and records in accordance with Generally Accepted Accounting Principles adopted in the People’s Republic of China (“PRC GAAP”). Since the acquisition during the fourth quarter of this year, eOn must include Cortelco Shanghai’s financial information in its consolidated financial statements for its fourth quarter and fiscal year 2004 in accordance with the U.S. GAAP. A number of adjustments were made to adjust Cortelco Shanghai’s year end financial information from PRC GAAP to U.S. GAAP.

eOn’s auditors have rendered an unqualified opinion with respect to eOn’s consolidated financial statements, which include the financial information for Cortelco Shanghai. However, during the course of the audit of Cortelco Shanghai, the auditors identified certain material internal control deficiencies in Cortelco Shanghai’s financial reporting which could adversely affect the reliability of the Company’s financial reporting for future periods if not corrected. Specifically, the auditors noted that certain Cortelco Shanghai accounts were not analyzed or reconciled on a monthly, quarterly, or annual basis, as part of the closing process, and there was no provision for any review of any such reconciliations. The auditors noted that there was no standardized methodology to reconcile the differences between U.S. GAAP and PRC GAAP, and the auditors proposed adjustments relating to the revenue recognition differences between U.S. GAAP and PRC GAAP. The auditors concluded that while it was evident that eOn has qualified accounting and finance personnel, Cortelco Shanghai does not have sufficient skilled personnel to accumulate and report financial information in accordance with U.S. GAAP. In addition, management of Cortelco Shanghai had not established proper physical inventory procedures for staff to follow.

eOn has taken the following actions to address the internal control issues identified by the auditors:

1.	Cortelco Shanghai has hired a person trained in preparing financial information with an MBA from a United States university who is a native of the People’s Republic of China and has experience and knowledge with both PRC GAAP and U.S. GAAP;

2.	eOn has begun the process of taking an inventory of Cortelco Shanghai’s internal controls and making adjustments as necessary to conform with eOn’s systems of internal controls over financial reporting;

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

There were changes in internal control over financial reporting that occurred during the quarter ending July 31, 2004 to remediate the ineffective disclosure controls and procedures described above that have materially affected the Company’s internal control over financial reporting as follows:

Cortelco Shanghai hired a person trained in preparing financial information with an MBA from a United States University who is a native of the People’s Republic of China and has experience and knowledge with both PRC GAAP and U.S. GAAP.

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

The Company has adopted a Code of Ethics that applies to all employees, which is attached as Exhibit 14.1 to this report. We intend to satisfy the disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website - investor.eoncc.com.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2004 and 2003

•	Consolidated Statements of Operations for the Years Ended July 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003, and 2002

•	Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2004, 2003, and 2002

•	Notes to Consolidated Financial Statements

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

EON COMMUNICATIONS CORPORATION

Date:July 19, 2005	By	/s/ Stephen R. Bowling
Stephen R. Bowling, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David S. Lee	President, Chief Executive Officer and	July 19, 2005
David S. Lee	Chairman(Principal Executive Officer)

/s/ Stephen R. Bowling	Vice President, Chief Financial Officer,	July 19, 2005
Stephen R. Bowling	Director (Principal Financial Officer)

/s/ Mitch C. Gilstrap	Vice President, Chief Operating Officer	July 19, 2005
Mitch C. Gilstrap

/s/ Robert P. Dilworth	Director	July 19, 2005
Robert P. Dilworth

/s/ W. Frank King	Director	July 19, 2005
W. Frank King

/s/ Frederick W. Gibbs	Director	July 19, 2005
Frederick W. Gibbs

eOn Communications Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
2002:
Allowance for doubtful accounts and sales allowance	1,265,135	164,000		562,924	866,211
Warranty reserve	220,552	213,044		234,854	198,742
2003:
Allowance for doubtful accounts and sales allowance	866,211	110,000		287,182	689,029
Warranty reserve	198,742	312,375		227,667	283,450
2004:
Allowance for doubtful accounts and sales allowance	689,029	333,000		247,794	774,235
Warranty reserve	283,450	324,812		246,975	361,287

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1(&)	Plan of Acquisition for Cortelco Shanghai Telecom Equipment Company

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors.

10.2(@)	Sublease Termination and Release Agreement between eOn and TC Forest Hill Development, LP dated May 31, 2002.

14.1	Code of Ethics

18(@)	Preferability letter regarding LIFO to FIFO change in inventory accounting

21.1	Subsidiaries of eOn Communications Corporation.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(&)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 8-K
(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K