Form 10-Q/A
period 2004-10-31
EON COMMUNICATIONS CORP
filed 2005-07-19
CIK 1084752

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

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2004

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Consolidated Condensed Balance Sheets

October 31, 2004 and July 31, 2004

(Dollars in thousands)

	October 31, 2004	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,552	$4,679
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $713 and $774, respectively	7,305	6,656
Trade accounts receivable – related party, net of allowance of $8 and $18 respectively	566	615
Notes receivable	390	528
Inventories	2,962	2,733
Other current assets	2,527	1,913

Total current assets	21,502	21,324

Property and equipment, net	885	971

Total	$22,387	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,067	$5,394
Payable to affiliate	2,071	2,086
Note payable – current	768	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,625	2,284

Total current liabilities	11,569	11,609

Minority interest	$1,242	$1,227

Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	54,388	54,369
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(43,323)	(43,421)

Total stockholders’ equity	9,576	9,459

Total	$22,387	$22,295

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

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended October 31, 2004 and 2003

(Dollars in thousands)

	Three Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98	$330
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139	164
Minority interest	15	—
Provision for allowance of doubtful accounts	(61)	(6)
Changes in net assets and liabilities:
Trade accounts receivable	(588)	(795)
Inventories	(229)	73
Notes receivable	138	—
Other current assets	(614)	38
Trade accounts payable	(327)	430
Receivable/payable to affiliate	34	(49)
Accrued expenses and other	341	98

Net cash provided by (used in) operating activities	(1,054)	283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56)	(72)
Disposals of property and equipment	3	—
Cash used in business acquisition	(40)	—

Net cash used in investing activities	(93)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (Repayment) of note payable	1	(166)
Proceeds from ESPP	19	36

Net cash provided by (used in) financing activities	20	(130)

Net increase (decrease) in cash and cash equivalents	(1,127)	81
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$3,552	$3,302

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

4. RELATED PARTIES

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC) and

•	Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”).

The following represents related party transactions:

	Three Months Ended October 31,
	2004	2003
	(Thousands of Dollars)
Purchases from CSHC and subsidiaries	$205	$176
Purchases from Shanghai Bell	7	—
Sales to Shanghai Bell	378	—

The following represents related party balances:

	October 31, 2004	July 31, 2004
	(Thousands of Dollars)
Receivable from Shanghai Bell	$566	$615
Payable to CII	90	101
Payable to Shanghai Bell	1,981	1,985

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

5. INVENTORIES

Inventories consist of the following:

	Oct 31, 2004	July 31, 2004

	(In thousands)
Raw materials and purchased components	$578	$723
Finished goods	2,384	2,010

Total inventories	$2,962	$2,733

6. OTHER CURRENT ASSETS

Other current assets consists of the following:

	October 31, 2004	July 31, 2004

	(In thousands)
Customer deposits	$808	$794
Advances to suppliers	1,550	893
Prepaid expenses	158	132
Other	11	94

Total	2,527	1,913

7. PRODUCT WARRANTIES

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

9. COMMITMENTS AND CONTINGENCIES

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

10. EQUITY INCENTIVE PLANS

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

11. ACQUISITION OF CORTELCO SHANGHAI TELECOM EQUIPMENT COMPANY

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

12. SEGMENT INFORMATION

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

Our operating activities resulted in net cash outflows of $1.1 million in three months ended October 31, 2004 and a net cash inflow of $0.3 million in the three months ended October 31, 2003. The net operating cash outflow for the current period is primarily the result of increased accounts receivable and other assets and a decrease in accounts payable. The net operating cash inflow for the prior period was primarily the result of our net income (adjusted for non-cash items) and increases in accounts payable and accrued expenses, offset by an increase in accounts receivable.

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

The Company had income from continuing operations of $88,000 for the three months ended October 31, 2004 versus income from continuing operations of $345,000 for the same period in the prior year. As of October 31, 2004, the Company had $5.4 million in cash and cash equivalents and short term investments in the United States available to fund operations, and Cortelco Shanghai had $2.4 million in cash and cash equivalents to fund its operations.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for the following reason:

Significant internal control deficiencies with respect to financial reporting of Cortelco Shanghai financial information existed as of the end of the quarter as follows:

•	Cortelco Shanghai senior financial staff had little knowledge of Generally Accepted Accounting Principles in the United States (“U.S. GAAP”);

•	No Revenue Recognition policy in conformance with U.S. GAAP;

•	Internal controls structure relies on single person;

•	Inadequate detail in procedures for physical inventory counts; and

•	Financial statements prepared by the Company Chief Financial Officer without review.

In response to the internal control deficiencies identified by Grant Thornton, eOn hired a Chinese born US MBA to be full-time Financial Reporting Manager at Cortelco Shanghai. She and the eOn Controller implemented the following monthly controls during the quarter ending October 31, 2004:

•	Review revenue/margin cut off log;

•	List all invoices with cost and margin, review ship records and contract terms;

•	Review/list all shipments date, contract, customer, RMB cost;

•	Review/list all install team activity date, contract, customer, employee RMB cost;

•	Review/list all acceptances received date, contract, customer, RMB cost;

•	Review/list all new contracts ship date/performance period, contract, customer, revenue, cost;

•	Review/list all receipts of product/inventory date, purchase order, vendor, RMB cost, invoice;

•	Review/list all new purchase orders (initially included all open PO’s for product and non-product) date, purchase order, vendor, RMB cost;

•	Reconcile and review all balance sheet accounts;

•	Review accounts receivable aging, reserve analysis;

•	Review detailed slow moving inventory analysis;

•	Review/list all inventory held at customers site;

•	Prepare comparative analysis of general and administrative expense detail and

•	Prepare comparative analysis of manufacturing overhead detail.

And quarterly:

•	Review analysis of aged advances to suppliers and subcontractors;

•	Review Shanghai Bell transactions and account reconciliations and

•	Review major customer transactions and account reconciliations.

In addition, in order to compensate for the remaining internal control deficiencies at Cortelco Shanghai, eOn’s certifying officers did the following to ensure that eOn’s financial statements fairly present in all material respects the financial condition, results of operations and cash flows as of and for the three month period ending October 31, 2004:

•	Reviewed all revenue transactions for proper recognition timing, including appropriate matching of expense and revenue where installation was part of contract;

•	Reviewed expense detail to identify accrual requirements and analyze unusual items;

•	Compared accruals to prior periods;

•	Reviewed account reconciliations;

•	Reviewed detailed inventory analysis for obsolescence;

•	Reviewed receivables aging and reserve;

•	Reviewed customer returns data for warranty obligations;

•	Reviewed terms and payment history of notes receivable and notes payable;

•	Reviewed accounts payable aging;

•	Reviewed and adjusted accounts receivable from employees and

•	Prepared all adjusting journal entries and prepared final adjusted financial statements.

Changes in internal control over financial reporting. There were changes in internal control over financial reporting that occurred during the three month period ending October 31, 2004 to remediate the ineffective disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as follows:

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

EON COMMUNICATIONS CORPORATION

Date: July 19, 2005	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)