Form 10-Q/A
period 2005-01-31
EON COMMUNICATIONS CORP
filed 2005-07-19
CIK 1084752

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

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2005

EON COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eOn Communications Corporation

Consolidated Condensed Balance Sheets

January 31, 2005 and July 31, 2004

(Dollars in thousands)

	January 31, 2005	July 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,222	$4,679
Marketable securities	4,200	4,200
Trade accounts receivable, net of allowance of $747 and $774, respectively	4,767	6,656
Trade accounts receivable – related party, net of allowance of $77 and $18 respectively	1,196	615
Notes receivable	237	528
Inventories	3,052	2,733
Other current assets	1,126	1,913

Total current assets	18,800	21,324

Property and equipment, net	777	971

Total Assets	$19,577	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,859	$5,394
Trade accounts payable – related party	1,820	2,086
Note payable – current	296	767
Deferred acquisition payment	1,038	1,078
Accrued expenses and other	2,138	2,284

Total current liabilities	9,151	11,609

Minority interest	1,368	1,227

Stockholders’ equity:
Preferred Stock	—	—
Common stock	13	13
Additional paid-in capital	54,398	54,369
Treasury stock	(1,502)	(1,502)
Accumulated deficit	(43,851)	(43,421)

Total stockholders’ equity	9,058	9,459

Total	$19,577	$22,295

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

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended January 31, 2005 and 2004

(Dollars in thousands)

	Six Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(430)	$417
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249	321
Minority interest	141	—
Allowance for doubtful accounts	(27)	298
Changes in net assets and liabilities:
Trade accounts receivable	1,916	(741)
Inventories	(319)	(313)
Notes receivable	291	—
Other current assets	787	—
Trade accounts payable	(1,535)	518
Receivable/payable to affiliate	(847)	(73)
Accrued expenses and other	(146)	(326)

Net cash provided by operating activities	80	101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82)	(159)
Disposals of property and equipment	27	62
Cash used in business acquisition	(40)	—

Net cash used in investing activities	(95)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(471)	(333)
Proceeds from ESPP and stock option exercises	29	537

Net cash (used in) provided by financing activities	(442)	204
Net (decrease) increase in cash and cash equivalents	(457)	208
Cash and cash equivalents, beginning of period	4,679	3,221

Cash and cash equivalents, end of period	$4,222	$3,429

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

3. INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic and diluted income (loss) per share:
Net (loss) income	$(528)	$87	$(430)	$417
Weighted average shares outstanding	12,836	12,469	12,898	12,350

Basic and diluted (loss) income per share	$(0.04)	$0.01	$(0.03)	$0.03

4. RELATED PARTIES

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC) and

•	Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”)

The following represents related party transactions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(Thousands of Dollars)
Purchases from CSHC and subsidiaries	$216	$161	$421	$337
Purchases from Shanghai Bell	210	—	217	—
Sales to Shanghai Bell	676	—	1,054	—

The following represents related party balances:

	Januay 31, 2005	July 31, 2004
	(Thousands of Dollars)
Receivable from Shanghai Bell	$1,196	$615
Payable to CII	70	101
Payable to Shanghai Bell	1,750	1,985

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

8. COMMITMENTS AND CONTINGENCIES

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

10. TRADE ACCOUNTS RECEIVABLE – RELATED PARTY

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

The Company incurred a loss from continuing operations of $438,000 for the six months ended January 31, 2005 versus income from operations of $453,000 for the same period in the prior year. As of January 31, 2005, the Company had $5.4 million in cash and cash equivalents and short term investments in the United States available to fund operations, and Cortelco Shanghai had $3.0 million in cash and cash equivalents to fund its operations.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As evidenced by the restatement of the press release filed on Form 8-K/A for the quarter ending January 31, 2005 and based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for the following reasons.

The Company determined that there was a material weakness in the functioning of the disclosure controls and procedures with respect to Cortelco Shanghai, especially controls over consolidation and expense review. The Company lacked controls relating to the monitoring and investigation of inter-company balances and related differences and elimination of inter-company balances in the consolidation process as it related to Cortelco Shanghai. Management determined in March, 2005 that this weakness commenced with the change in US Controllers in September, 2004.

Changes in internal control over financial reporting. There were changes in internal control over financial reporting that occurred during the 3 month period ending January 31, 2005 to remediate the ineffective disclosure controls and procedures described above that have materially affected the Company’s internal control over financial reporting as follows:

1.	The Cortelco Shanghai Financial Reporting Manager and Controller created a revenue recognition guideline matrix for all the different contract types in China. The Chief Financial Officer reviewed and approved the Guidelines and

2.	eOn US has increased its oversight of the Cortelco Shanghai financial statements in that they are prepared by the Cortelco Shanghai Financial Reporting Manager and reviewed by the eOn Controller and eOn Chief Financial Officer.

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

The following remediation actions were taken in March and early April 2005:

1.	The Company hired a new Controller;

2.	All inter-company accounts receivable and accounts payable are reconciled monthly;

3.	The Cortelco Shanghai Quarterly U.S. GAAP financial worksheet will segregate the accounts receivable and accounts payable with eOn as separate line items and

4.	The Chief Financial Officer will review each specific consolidation elimination entry.

PART II - OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

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

EON COMMUNICATIONS CORPORATION

Date: July 19, 2005	\s\ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)