Form 10-K
period 2005-07-31
EON COMMUNICATIONS CORP
filed 2005-10-28
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $31,715,736 based upon the closing sale price as reported by the Nasdaq Stock Market on January 31, 2005. The number of outstanding shares of the registrant’s $0.001 par value common stock was 12,903,057 shares as of September 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

INTRODUCTION

eOn Communications Corporation™ (“eOn” or the “Company”) designs, develops and markets unified voice, email and Web-based communications systems and software for customer contact centers and general business applications. One business focus is to provide multi-media contact center solutions that help businesses communicate more effectively and efficiently with their customers using all forms of voice, messaging and Internet based interactions. Through such products eOn enables companies to improve customer service and loyalty, increase agent productivity and lower the cost of ownership. In addition, for small and medium-sized general business applications we offer integrated communication systems, private branch exchanges (PBX’s) with Voice over Internet Protocol (VoIP) capability, voice mail and unified messaging solutions. See footnote 17 to the consolidated financial statements.

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

On June 1, 2004 eOn purchased, through a wholly-owned subsidiary, a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”). Cortelco Shanghai is an established telecommunications company with a significant customer base throughout China that provides telecommunications products in China. These products include fiber optic transmission equipment, data communications systems, and network management software. See footnote 17 to the consolidated financial statements.

On October 26, 2005 eOn announced that it has signed a Memorandum of Understanding (“MOU”) to sell its 54% interest in Cortelco Shanghai to the 46% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai.

The MOU is subject to negotiation of a definitive agreement, approval of China government authorities and various other conditions. eOn and Shanghai Fortune have tentatively agreed to a purchase price based on the book value at July 31, 2005. This would result in an estimated purchase price of approximately $1.8 million. Payment of 85% would be paid in cash within 30 days of closing; the remaining 15% (sold to management) would have extended payment terms to be negotiated.

After working with Cortelco Shanghai this past year, we have concluded that our direct eOn sales team better fits our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive. The cash proceeds from this sale can be utilized to build other growth opportunities.

Subsequent to the effective date of the sale, Cortelco Shanghai’s financial statements will no longer be consolidated with eOn. For the year ended July 31, 2005, Cortelco Shanghai had revenues of $8,769,000 and net income after minority interest of $189,000.

The Company’s principal executive offices are located at 4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144. The telephone number at that address is (770) 423-2200. The Company was incorporated in Delaware in July 1991, and in 1993 we became a subsidiary of Cortelco Systems Holding Corporation (“CSHC”). In March 1997, our subsidiary in the automatic call distribution products business was spun off to the CSHC stockholders, merged with Business Communications Systems, Inc., and renamed BCS Technologies, Inc. (“BCS”). In April 1999, CSHC distributed its shares of eOn in a spin-off transaction, we acquired Cortelco Systems Puerto Rico, Inc. (“CSPR”), another subsidiary of CSHC, and we acquired BCS. CSPR was subsequently spun-off to eOn shareholders on July 31, 2002.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

eOn continues to focus resources on developing and marketing products that help businesses communicate more effectively and efficiently with their customers. The demand for consistent and personalized experiences across all forms of interactions—voice, email, and the Web—puts customers in the driver’s seat and at the forefront of a new era in customer interaction management. eOn understands the relationship between customer satisfaction and company success and has created solutions that embrace the customer driven environment by providing companies the capability to deliver seamless customer experiences across all types of media.

The award-winning eQueue® Multi-Media Contact Center is our proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions, making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

The eQueue offers comprehensive applications including ACD with skills based routing, PBX with VoIP capabilities, email and web chat applications with an integrated knowledge base, integrated voice response, voice mail with unified messaging, quality assurance recording, workforce management and a complete range of desktop devices and applications.

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

Millennium Digital Communications Platform

The Millennium is a modular, multi-shelf system combining innovative hardware design with the flexibility of easily configurable software supporting both basic and complex telephony operations. It is an extremely flexible system that can be configured to operate as a PBX, key system, hybrid, tandem switch channel bank or as a conduit for data applications. The Millennium is digital end-to-end and VoIP compatible. Its system design is based on distributed processing and DSP technology. It offers businesses many advantages:

•	Voice over Internet Protocol (VoIP)

Choosing the right solution for enterprise communications needs should not be constrained by technology limitations. The Millennium System offers full support of VoIP, digital and analog technologies—enabling businesses to deploy traditional, IP telephony or a combination of both when and where it’s appropriate for the organization. Whether the need is to connect several phones in an office, hundreds of phones in a campus environment or clusters of remote workers, Millennium VoIP enables the creation of a virtual enterprise, maximizing employee productivity while reducing networking and equipment costs.

•	Advanced Call Routing

The Millennium offers a rich collection of sophisticated call routing features necessary to intelligently route calls to the appropriate resource throughout the enterprise. Call routing plans can be simple or complex, depending on business requirements. The Millennium supports up to 64 call routing plans, with each plan allowing for 60 different sequences of instructions for customized call handling needs.

•	Flexible Networking Options

The Millennium offers cost-effective, results oriented solutions for a variety of unique networking applications. From campus environments to distributed call centers, the Millennium provides networking capabilities and unmatched data connectivity in industries where a communications hub is required to provide a central point of entry into a system or network.

•	Multimedia Messaging

With the Millennium’s unified messaging option, employees and customers can use the communications medium that they prefer or that is convenient—any combination of voice, fax, or email. The unified messaging option module provides users the ability to access and manage all of their voice, fax and email messages together from a single, highly intuitive interface.

•	Automatic Call Distribution

Automatic Call Distribution (ACD) is an effective tool both for handling a high volume of calls and managing call center operations. It is also a tool that small to medium sized call centers need, but they often do not want the burdens that can accompany full-featured ACD equipment. The Millennium offers the perfect solution by providing powerful call routing capabilities that easily distribute calls to equalize the workload across employees and provide callers with prompt service.

•	Flexible Desktop Solutions

The Millennium offers a broad selection of telephones and desktop appliances to meet the communications needs of any employee. Multiple models of VoIP and traditional phones, as well as button expansion modules are offered that provide easy access to the Millennium’s sophisticated call processing features.

Millennium Business Benefits

Business communications powered by the Millennium Digital Communications Platform give employees productivity enhancing features that enable new levels of collaboration and productivity. All forms of networking technology are supported, including VoIP, digital as well as traditional. This gives enterprises the option to deploy advanced technologies and at the same time, preserve investment in legacy applications and investments. Lastly, since the Millennium system offers a wide variety of advanced communications solutions, enterprises can invest in one comprehensive platform that meets the needs of the entire enterprise. This lowers the total cost of ownership and simplifies ongoing administrative and expansion needs.

STRATEGY

eOn will continue to work towards being the recognized global leader in providing comprehensive contact center solutions and enterprise communications solutions. Key elements of our strategy for future growth are as follows:

•	Provide Migration Paths to Encourage Millennium Customer VoIP Adoption

eOn’s 8000+ Millennium customers require that they be able to support more IP based applications. Since the Millennium has a hybrid architecture that supports traditional TDM switching and IP-based technology, eOn is able to provide a solution that allows users to migrate to IP at their own pace and ultimately reap the cost savings and business performance enhancement benefits of converged networks. eOn plans to implement customer migration programs to encourage IP adoption, while preserving a customer’s existing investment in the Millennium system. We believe this will lead to both short-term and long-term growth.

•	Grow Our eQueue Business

We believe excellent opportunities lie with our eQueue Multi-Media Contact Center Solution. We believe we have an architectural advantage over other companies that will enable eOn to respond quickly to opportunities with our eQueue solution. We will also broaden our core routing and voice services applications by offering products such as workforce management and VoIP. eOn will not only gain new opportunities for revenue generation with these additional offerings, but we will also enhance our ability to win competitive bids. Moreover, providing next-generation capabilities such as universal queuing, workforce optimization, and IP-enablement demonstrates that eOn will be able to meet its client’s current and future needs. Today, eOn offers one of the most comprehensive solutions available, and we will continue to broaden our product line to maintain this competitive advantage.

•	Differentiate with Enhanced Professional Services

We have already positioned the company as a total solution provider, as we have the software, hardware and the services required to deliver the most advanced products and services in the industry. However, we believe that enhancing our professional services capabilities will serve as a key point of differentiation in the contact center and enterprise business communications market. Providing enhanced services such as customization, system integration and business process consulting are ways to demonstrate to users that eOn truly understands and is able to address their business challenges. eOn has the expertise and reference base to offer the types of services necessary to succeed in this area.

•	Expand Market Presence through Partnering

eOn has had success in recent years in penetrating new markets and generating new revenue streams by establishing distribution and technology partnerships. Examples include recent success in the deployment of large scale eQueue systems in Korea and China and the use of eQueue technology in the delivery of hosted contact center services in the United States. eOn will continue to seek and create partnerships as necessary in order to capitalize on emerging market opportunities.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

We have already established a reputation for product innovation. In 1997, eOn was one of the first companies to develop a communications server using the open standards-based Linux™ operating system, and in 2000, we became one of the first companies to deliver a single queuing multi-media contact center solution. Since then we have won numerous industry awards for product innovation and service, and we have successfully competed for and won the business of prestigious and demanding customers. We will continue to enhance this reputation as we believe that we have a unique opportunity to gain new customers among companies that wish to acquire comprehensive and proven contact center and business communications solutions. We believe our extensive experience in voice communications and call center systems provides us with a strategic advantage for offering an integrated voice and Internet communications product line.

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

eQueue Email and eQueue Chat applications are options that allow agents to interact with online customers quickly and easily. Emails and Chat sessions are received in queue with voice calls and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts and web chat sessions efficiently and can select automatic responses to FAQ’s from the shared knowledge base. eQueue Email & Chat integrates with other eQueue applications to offer extensive real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more. Enhancements to eQueue Email & Chat applications are incorporated into our development initiatives.

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

In February 2002 eOn entered into a software licensing agreement with GMT Corporation (GMT), to offer GMT’s workforce management application as eQueue Workforce. Through this initiative, eOn and GMT provide an integrated workforce scheduling and forecasting solution that allows customers to have the ability to improve the quality of customer interactions, more closely adhere to service level goals, and lower their contact center workforce costs.

Millennium Voice Switching Platform

The Millennium voice-switching platform is a comprehensive, VoIP-enabled PBX with basic customer contact center and computer telephony integration features. It can be expanded in a modular manner from 32 to 1,024 communication ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-in cards and software.

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

The Millennium can be used for multi-site networking by using IP or digital networks to connect Millennium platforms in multiple locations or clusters of remote workers thereby creating a private communications network that operates as if all employees were on a single system. The Millennium may also be networked with our eQueue communications server for a range of virtual private network applications.

The Millenniun offers a wide range of desktop telephones and appliances that provide easy access to advanced call processing features. Session Initiated Protocol (SIP) compliant telephones and softphones as well as digital and traditional telephones are supported, giving businesses the option to choose the communications technology and phone appliance that best meets their needs. Since both IP and traditional phones are supported, Millennium users can migrate to IP applications and at the same time, preserve investment in existing legacy applications. With this capability, customers can sample new applications at their own pace without disruption.

SALES AND MARKETING

We sell, install, maintain and support our eQueue Multi-Media Contact Center around the globe through our direct sales force and through selected value added resellers (VAR). We sell the Millennium through our network of U.S. based dealers and VAR. Installation and support of Millennium systems is largely performed by the eOn dealer and VAR network.

For the eQueue our marketing objective is to position eOn as the leader in offering multi-media contact center solutions. Our target customer base continues to be midsized businesses that are looking to deploy or replace their legacy ACD systems with next generation multi-media contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, providers of outsourced contact center solutions, catalog and on-line retailers. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VAR.

RESEARCH AND DEVELOPMENT

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and capabilities of our products. We plan to extend the functionality of our hardware and software technology by continuing to invest in research and development, as exemplified by the 2005 acquisition of Aelix Systems during fiscal year 2005. Aelix Systems, located in Bangalore, India, is a developer of telecommunications systems and applications based on internet protocol (IP) technology. The acquisition of Aelix Systems enables eOn to more rapidly capitalize on market opportunities presented by the large-scale adoption of VoIP technology. We believe that this, and other investments in research and development, is critical in our efforts to address the increasingly sophisticated and varied needs of our current and prospective customers. Research and development expense for the years ended July 31, 2005, 2004 and 2003 was $3.2 million, $3.1 million and $2.9 million, respectively.

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

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, and Aspect Communications. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Nuera.

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

Our major competitors for the Millennium are the companies that provide products for the traditional voice communications market. These products include PBXs, voicemail systems and related products that have generally been based on proprietary hardware and software. These companies are expanding beyond traditional voice based communications into IP based voice and data communications. These companies include Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

INTELLECTUAL PROPERTY

We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have 17 patents issued in the United States and 1 additional patent pending. There can be no assurance that our patent application pending will result in the additional patent being issued.

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

“eOn,” “eQueue,” “Millennium” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2005, we employed 173 people. We had 43 employees in the United States, 18 in India, 108 in China and 4 in Korea. The mix of employees was 24 in sales and marketing, 101 in research, development, and professional services, and 48 in finance and administration. We also employ independent contractors and temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers:

NAME	AGE	POSITION
David E. Lee	68	Chairman and Chief Executive Officer

Stephen R. Bowling	63	Chief Financial Officer

Mitch C. Gilstrap	44	Chief Operating Officer

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

MITCH C. GILSTRAP, Chief Operating Officer, leads eOn’s U.S. operations and sales teams. Mr. Gilstrap is responsible for sales and sales support, professional services, technical support, engineering, information technology and manufacturing. Joining eOn in February 2001, Mr. Gilstrap drove the product marketing efforts for eOn’s contact center solution within the product management group, and most recently led eOn’s professional services team, including custom application development, installation and delivery, training, maintenance, consulting and project management services. Prior to joining eOn, he served as General Manager of Fusion Point Technologies as well as Vice President of Product Marketing at Syntellect, a provider of contact center self-service solutions. With more than eighteen years experience, Mr. Gilstrap has held positions in senior product marketing and development in the contact center and telecommunications industries for such companies as Sprint and Hitachi. Mr. Gilstrap holds a Bachelor’s degree in Engineering from the Georgia Institute of Technology.

ITEM 2.	PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	40,000 sq. ft.	December 2006	Office and Warehouse

Shanghai, Peoples Republic of China	25,000 sq. ft.	February 2008	Office

Shanghai, Peoples Republic of China	10,000 sq. ft.	June 2010	Warehouse

Beijing, Peoples Republic of China	2,000 sq. ft.	May 2006	Office

Seoul, Korea	2,000 sq. ft.	December 2005	Office

Bangalore, India	2,200 sq. ft.	December 2006	Office

Aggregate annual rental payments for the Company’s facilities are approximately $0.5 million. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Our common stock began trading on the NASDAQ Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Stock Market.

QUARTER ENDED	HIGH	LOW
July 31, 2005	$1.89	$1.04
April 30, 2005	$2.62	$1.12
January 31, 2005	$3.31	$1.32
October 31, 2004	$1.75	$0.96

July 31, 2004	$2.50	$1.10
April 30, 2004	$4.17	$2.09
January 31, 2004	$4.57	$2.36
October 31, 2003	$3.70	$1.70

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of September 30, 2005, there were 206 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2005, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future. Cortelco Shanghai declared a dividend of $300,000 during July 2005, of which $136,000 was paid to the minority shareholder during fiscal year 2005.

Information set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on January 12, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data represent the results from continuing operations of eOn and its subsidiaries, which exclude the results of Cortelco Systems Puerto Rico, Inc., as the results of this subsidiary’s operations are presented separately on a retroactive basis as a discontinued operation during fiscal year 2002. The statement of operations data set forth below for the fiscal year ended July 31, 2005, and the selected balance sheet data at July 31, 2005, are derived from consolidated financial statements included in Item 8, which have been audited by GHP Horwath, P.C. The consolidated financial statements as of and for the years ended July 31, 2004 and 2003 were audited by Grant Thornton LLP. The reports of the independent registered public accounting firms also appear in Item 8. The consolidated statement of operations data for the years ended July 31, 2002, and 2001, and the consolidated balance sheet data at July 31, 2002, and 2001, are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	For the Years Ended July 31,
	2005	2004 (2)	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$21,372	$17,950	$17,457	$15,046	$20,184
Cost of revenue	11,967	8,507	7,478	6,706	9,111
Special charges (1)	—	—	—	752	1,985

Gross profit	9,405	9,443	9,979	7,588	9,088

Operating expenses:
Selling, general and administrative	8,106	7,087	8,667	9,538	14,380
Research and development	3,207	3,106	2,859	2,959	4,340
Goodwill amortization	—	—	—	—	586
Special charges (1)	—	—	(63)	970	4,714

Total operating expense	11,313	10,193	11,463	13,467	24,020

Loss from operations	(1,908)	(750)	(1,484)	(5,879)	(14,932)
Interest income	134	79	99	287	783
Interest expense	—	(29)	(35)	(6)	—
Other income (expense), net	61	(167)	(84)	(210)	(214)

Loss from continuing operations before income taxes and minority interest	(1,713)	(867)	(1,504)	(5,808)	(14,363)
Income tax benefit (expense)	(79)	(24)	—	121	45

Loss from continuing operations before minority interest	(1,792)	(891)	(1,504)	(5,687)	(14,318)
Minority interest	(159)	(37)	—	—	—

Loss from continuing operations	(1,951)	(928)	(1,504)	(5,687)	(14,318)

Loss from continuing operations per share:
Basic	$(0.15)	$(0.07)	$(0.12)	$(0.47)	$(1.19)
Diluted	$(0.15)	$(0.07)	$(0.12)	$(0.47)	$(1.19)
Weighted average shares outstanding:
Basic	12,853	12,522	12,091	12,013	12,040
Diluted	12,853	12,522	12,091	12,013	12,040

Cash dividends per common share, basic and diluted	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,880	$4,679	$3,221	$2,682	$3,590
Marketable securities	3,600	4,200	4,200	6,610	8,850
Working capital	8,074	9,715	8,313	9,855	20,591
Goodwill, net	21	—	—	—	10,375
Total assets	17,129	22,295	13,717	15,970	39,914
Long-term debt	—	—	—	613	—
Total stockholders’ equity	7,655	9,459	9,464	10,900	34,077

(1)	In fiscal year 2001, the Company entered into a restructuring plan that resulted in the write-down of inventory, termination of employees, impairment of assets, and accrual of expected costs associated with excess space. An additional charge was recorded in fiscal year 2002, primarily to reflect the financial impact of the sublease termination agreement for the facilities in Memphis, Tennessee and a noncash valuation charge for excess inventory. In fiscal year 2003, a special charge expense reversal was recorded upon the favorable settlement of all outstanding property tax liabilities associated with the former facility in Memphis, Tennessee (see Footnote 4 to the consolidated financial statements).
(2)	On June 1, 2004 we acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company. Cortelco Shanghai’s results of operations have been included with our results of operations since the acquisition date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We design, develop and market next-generation voice-switching platforms and communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and general business applications.

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

Revenue Recognition

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”.

Product Warranties

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 2000 through 2002, the Company has available net operating loss (“NOL”) carryforwards of $20.1 million.

Accounting principles generally accepted in the United States of America require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state and foreign income taxes, for current income.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2005, 2004, and 2003:

	For the Years Ended July 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	56.0%	47.4%	42.8%

Gross profit	44.0%	52.6%	57.2%
Operating expenses:
Selling, general and administrative	37.9%	39.5%	49.7%
Research and development	15.0%	17.3%	16.4%
Special charges	0.0%	0.0%	(0.4%)

Total operating expense	52.9%	56.8%	65.7%

Loss from operations	(8.9%)	(4.2%)	(8.5%)
Interest income, net of interest expense	0.6%	0.2%	0.4%
Other (income) expense, net	0.3%	(0.9%)	(0.5%)

Loss before income taxes and minority interest	(8.0%)	(4.9%)	(8.6%)
Income tax expense	(0.4%)	(0.1%)	0.0%

Loss before minority interest	(8.4%)	(5.0%)	(8.6%)
Minority Interest	(0.7%)	(0.2%)	0.0%

Net loss	(9.1%)	(5.2%)	(8.6%)

NET REVENUE

Net revenue increased 19.1% to $21.4 million for the year ended July 31, 2005 from $18.0 million for the previous fiscal year. The increase reflects the inclusion of a full year of Cortelco Shanghai revenue, versus two months during fiscal year 2004, partially offset by decreases in revenue for both our eQueue and Millennium products. Net revenue for the year ended July 31, 2004 increased 2.8% from $17.5 million for the 2003 fiscal year. The increase during fiscal year 2004 reflects additional revenue recognized by Cortelco Shanghai, partially offset by a decrease in revenues from our eQueue product.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased 0.4% to $9.4 million for the year ended July 31, 2005 compared to the previous fiscal year, reflecting declines in our gross profit for our eQueue and Millennium product lines, offset by an increase in gross profit from Cortelco Shanghai. The decrease in gross profit during 2004 was primarily due to decreased revenue from our higher margined eQueue products. Our gross margins, excluding any special charges, were 44.0%, 52.6%, and 57.2% for fiscal years 2005, 2004, and 2003, respectively. The change in gross margin from year-to-year is primarily a function of changes in product mix, rather than changes in pricing and/or costs. Additionally, Cortelco Shanghai gross profit is significantly less than our domestic gross profit and during fiscal 2005 revenue from Cortelco Shanghai was 41% of our total revenues compared to 12.7% during fiscal year 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $8.1 million for the year ended July 31, 2005, an increase of 14.4% from $7.1 million in the prior fiscal year. The increase reflects a full year of Cortelco Shanghai expenses and higher bad debt expense related to international receivable balances, partially offset by domestic cost cutting measures implemented by management. Fiscal year 2004 represented an 18.2% decrease from $8.7 million in fiscal 2003. The decrease in fiscal year 2004 resulted from a decrease in personnel and fixed costs from the implementation of our restructuring plan.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on enhancements for our eQueue and Millennium product lines. Research and development expenses were $3.2 million for the year ended July 31, 2005 which represents a 3.3% increase from $3.1 million in fiscal year 2004. The increase was primarily due to increased development on our Millennium product. Fiscal year 2004 expenses increased 8.6% from $2.9 million in fiscal year 2003.

INTEREST INCOME AND EXPENSE

Interest income was $134,000, $79,000 and $99,000 in fiscal years 2005, 2004 and 2003. The increase in fiscal year 2005 reflects rising interest rates throughout the year. The decrease in fiscal year 2004 reflected significantly lower interest rates and a lower level of investments in marketable securities.

Interest expense was $29,000 and $35,000 in fiscal years 2004 and 2003, respectively. The interest expense was primarily due to the imputation of interest on the note payable associated with the termination of the lease on the Memphis facility.

OTHER INCOME AND EXPENSE, NET

Other income was $61,000 in fiscal 2005 compared to other expense of $167,000 in fiscal 2004 and other expense of $84,000 in fiscal 2003. The income during fiscal year 2005 was the result of reversing a reserve established in fiscal year 2004 for a bankruptcy judgment that occurred during 2001.

INCOME TAX EXPENSE

Income tax expense was $79,000 for fiscal year 2005 compared to $24,000 for fiscal year 2004 and represented Chinese income tax from the operations of Cortelco Shanghai. The increase was a result of a full year of operations for Cortelco Shanghai during fiscal 2005 compared to fiscal year 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, we had cash and cash equivalents of $3.9 million, $3.6 million in short term investments, and a working capital balance of $8.1 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities less than one year.

Our operating activities resulted in net cash outflows of $1.1 million, $1.3 million, and $1.1 million for fiscal years 2005, 2004, and 2003, respectively. The net operating cash for the current fiscal year was primarily the result of a reduction in our accounts receivable and prepaid and other expenses (primarily customer deposits and advances to suppliers), partially offset by our operating loss (adjusted for non cash items), a decrease in our accounts payable and notes payable and an increase in our notes receivable The net operating cash for fiscal year 2004 was primarily the result of our operating loss (adjusted for non-cash items) and an increase in accounts receivable, which was partially offset by a reduction in accounts payable. The net operating cash outflow for fiscal year 2003 was primarily the result of our operating loss (adjusted for non-cash items) and an increase in accounts receivable, which were partially offset by a reduction in inventories.

Our investing activities resulted in cash inflows of $0.3 million, $2.9 million, and $2.2 million in fiscal years 2005, 2004, and 2003, respectively. Cash provided by investing activities during fiscal year 2005 were related to the sale of marketable securities, partially offset by purchases of property and equipment. Cash provided by investing activities during fiscal year 2004 consisted primarily of $3.1 million in cash acquired with the acquisition of Cortelco Shanghai offset by the purchase of property and equipment. Cash provided by investing activities during fiscal year 2003 consisted primarily of $3.9 million in net sales of marketable securities, partially offset by purchases of marketable securities of $1.5 million.

Our financing activities have resulted in cash outflows of $0.1 million, $0.1 million and $0.6 million in fiscal years 2005, 2004, and 2003, respectively. Cash used during fiscal 2005 was attributable to $0.1 million in cash dividends paid to the minority interest shareholder, offset by proceeds from the employee stock purchase plan and the exercise of employee stock options. During 2004, payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee were partially offset by proceeds from the employee stock purchase plan and the exercise of employee stock options. Cash used in financing activities during fiscal 2003 consisted primarily of payments against the note payable issued in connection with the lease termination agreement for our former facility in Memphis, Tennessee.

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

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $4.8 million in capital expenditures.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2005; resulting in an accumulated deficit of $45.4 million. During fiscal year 2005, cash and cash equivalents and short term investments declined from $8.9 million to $7.5 million, largely due to the operating loss of $2.0 million.

The Company incurred a loss of $2.0 million in fiscal year 2005. As of July 31, 2005, the Company had $4.5 million in cash and cash equivalents and short term investments in the United States available to fund operations, and Cortelco Shanghai had $3.0 million in cash and cash equivalents to fund its operations.

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

Capital Resources

We have principally relied on the proceeds from equity and cash provided from operations as our primary sources of capital. While we do not currently anticipate the need to raise additional capital to meet our operating and capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to profit margins, controlling selling, general and administrative costs and research and development costs. Further, we believe that the cash and short-term investment securities on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2005 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases (1)	$1,076	$527	$337	$148	$39	$25	$—
Purchase obligations (2)	1,071	1,071	—	—	—	—	—

Total	$2,147	$1,598	$337	$148	$39	$25	$—

(1)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(2)	Outstanding commitments for purchases of inventory under open purchase orders.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance on the letter of credit was paid off during the first fiscal quarter of 2005.

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

The competitive arena for our products is changing very rapidly and we face intense competition in our markets. Well-established companies and many emerging companies continue to develop products that improve communications, increase employee productivity and lower costs. While the industry remains fragmented, it is rapidly moving toward consolidation. A number of our current competitors have been recently acquired by companies seeking to increase market share and their ability to compete. Additionally, robust open-source products have recently emerged in the market further lowering barriers to market entry and increasing competition.

We expect competition to intensify as competitors develop new products, new competitors enter the market, and companies with complementary products enter into strategic alliances.

Our current and potential competitors can be grouped into the following categories:

•	contact center vendors, such as Avaya, Nortel Networks and Aspect Communications;

•	data communication equipment suppliers, such as Cisco Systems and 3COM;

•	email management and web center software suppliers, such as eGain Communications, Kana Communications, and RightNow Technologies;

•	voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

•	Customer relationship management (CRM) suppliers such as Oracle, Onyx Software and SalesForce.com.

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

If we cannot maintain our indirect sales channels our ability to generate revenue would be harmed.

A significant portion of our revenues are derived from dealers and value added resellers who have no obligation to sell our products. Therefore, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors’ products or for any other reason. A reduction or loss of orders from our dealers and value added resellers could harm our business, operating results and financial condition.

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

As of July 31, 2005, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,300,147 shares, or 31.7% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In July 2003, the Emerging Issues Task Force (EITF) reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to nonsoftware deliverables. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003. The adoption of EITF Issue 03-5 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The Company is exposed to foreign exchange risks through its subsidiary, Cortelco Shanghai, in China. The Company has not entered into any derivative financial instruments to hedge this exposure and believes that the potential exposure is not material to our overall financial position or its results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheet of eOn Communications Corporation and subsidiaries as of July 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II, Valuation and Qualifying Accounts listed in the Index at Item 15(A), is presented for purposes of additional analysis and is not a required part of the basic financial statements. The schedule as of July 31, 2005 and for the year then ended has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GHP Horwath, P.C.

Denver, Colorado

September 2, 2005, except for Note 20 as to

which the date is October 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiary as of July 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting, accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Atlanta, Georgia

August 26, 2004

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	As of July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,880	$4,679
Marketable securities	3,600	4,200
Trade accounts receivable, net of allowance of $1,236 and $756, respectively	3,566	6,656
Trade accounts receivable—related party, net of allowance of $23 and $18 respectively	902	615
Notes receivable	281	528
Notes receivable—related party	1,040	—
Inventories	2,809	2,733
Prepaid and other current assets	325	1,913

Total current assets	16,403	21,324

Property and equipment, net	705	971
Goodwill	21	—

Total assets	$17,129	$22,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,112	$5,394
Trade accounts payable—related party	2,178	2,086
Note payable	—	767
Deferred acquisition payment	914	1,078
Accrued expenses and other	2,125	2,284

Total current liabilities	8,329	11,609

Minority interest	1,145	1,227
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 13,579,957 and 13,487,160 shares issued and outstanding 2005 and 2004, respectively)	13	13
Additional paid-in capital	54,455	54,369
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(45,372)	(43,421)
Accumulated other comprehensive income	61	—

Total stockholders’ equity	7,655	9,459

Total liabilities and stockholders’ equity	$17,129	$22,295

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended July 31,
	2005	2004	2003
REVENUE
Net third party revenue	$19,102	$17,816	$17,457
Net related party revenue	2,270	134	—

Net revenue	21,372	17,950	17,457

COST OF REVENUE
Third party cost of revenue	10,319	8,458	7,478
Related party cost of revenue	1,648	49	—

Cost of revenue	11,967	8,507	7,478

Gross profit	9,405	9,443	9,979

OPERATING EXPENSE
Selling, general and administrative	8,106	7,087	8,667
Research and development	3,207	3,106	2,859
Special charges	—	—	(63)

Total operating expense	11,313	10,193	11,463

Loss from operations	(1,908)	(750)	(1,484)

Interest income	134	79	99
Interest expense	—	(29)	(35)
Other income (expense), net	61	(167)	(84)

Loss before income taxes and minority interest	(1,713)	(867)	(1,504)

Income tax expense	(79)	(24)	—

Loss before minority interest	(1,792)	(891)	(1,504)
Minority interest	(159)	(37)	—

Net loss	$(1,951)	$(928)	$(1,504)

Basic and diluted loss per share	$(0.15)	$(0.07)	$(0.12)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,951)	$(928)	$(1,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569	596	729
Minority interest	159	37	—
Provision of allowance for doubtful accounts	677	85	110
Provision for obsolete inventory	362	524	234
Changes in net assets and liabilities
Trade accounts receivable	2,184	(2,523)	(973)
Inventories	(438)	(161)	681
Notes receivable	247	(174)	—
Notes receivable—related party	(1,040)	—	—
Prepaid and other current assets	1,597	(26)	(9)
Trade accounts payable	(2,287)	1,879	(52)
Trade accounts receivable/payable—related party	(220)	(69)	37
Accrued special charges	—	—	(195)
Accrued expenses and other	(199)	(569)	(110)
Notes payable	(767)	—	—

Net cash used in operating activities	(1,107)	(1,329)	(1,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in business acquisition	14	3,108	—
Purchases of property and equipment	(303)	(345)	(221)
Disposal of property and equipment	—	146	—
Proceeds from sale of short term-marketable securities	600	—	3,909
Purchases of marketable securities	—	—	(1,500)

Net cash provided by investing activities	311	2,909	2,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(724)	(665)
Repurchases of common stock	—	—	(3)
Dividends paid to minority interest shareholder	(136)	—	—
Proceeds from employee stock purchase plan and stock option exercises	72	602	71

Net cash used in financing activities	(64)	(122)	(597)
Effect of exchange rate changes on cash	61	—	—

Net decrease in cash and cash equivalents	(799)	1,458	539
Cash and cash equivalents, beginning of period	4,679	3,221	2,682

Cash and cash equivalents, end of period	$3,880	$4,679	$3,221

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1	$29	$35
Cash paid for taxes	73	24	—

SUPPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Business Acquisition:
Net liabilities assumed from Aelix Systems	$(7)	$—	$—
Goodwill recognized on acquisition of Aelix Systems	21	—	—
Stock issued to purchase Aelix Systems	(14)	—	—

Purchase Price Adjustment:
Accounts receivable	$229	$—	$—
Accrued earnout liability	(124)	—	—
Minority interest	(105)	—	—

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2002	12,706,634	$12	$53,376	(666,000)	$(1,499)	$(40,989)	$—	$10,900

Repurchase of common stock	—	—	—	(10,900)	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	111,747	—	37	—	—	—	—	37
Issuance of stock under equity incentive plans	34,831	—	34	—	—	—	—	34
Net loss and comprehensive loss	—	—	—	—	—	(1,504)	—	(1,504)

Balance at July 31, 2003	12,853,212	$12	$53,447	(676,900)	$(1,502)	$(42,493)	$—	$9,464

Issuance of common stock under employee stock purchase plan	121,758	—	91	—	—	—	—	91
Issuance of stock under equity incentive plans	355,023	1	510	—	—	—	—	511
Issuances of common stock for acquisitions	157,167	—	321	—	—	—	—	321
Net loss and comprehensive loss	—	—	—	—	—	(928)	—	(928)

Balance at July 31, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$—	$9,459

Issuance of common stock under employee stock purchase plan	65,072	—	57	—	—	—	—	57
Issuance of stock under equity incentive plans	17,725	—	15	—	—	—	—	15
Issuance of common stock for acquisitions	10,000	—	14	—	—	—	—	14
Comprehensive income (loss):

Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Net loss	—	—	—	—	—	(1,951)	—	(1,951)

Comprehensive loss	—	—	—	—	—	(1,951)	61	(1,890)

Balance at July 31, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2005, 2004, and 2003

1.	Description of Business and Basis of Presentation

Description of Business—eOn Communications Corporation (the “Company” or “eOn”) designs, develops and markets communication products that include next generation communications servers and software which integrate and manage voice, email and Internet communications for customer contact centers and other applications. The Company also offers a traditional voice-switching platform which addresses the voice communication needs of small and medium-sized installations. The Company also owns a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”) based in China, which provides fiber optic transmission equipment, data communications systems, and network management software.

Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communication Corporation, Cortelco China Corporation and it’s majority owned subsidiary, Cortelco Shanghai and the accounts of the Company’s newly acquired wholly owned subsidiary Aelix Systems Inc. All significant balances and transactions have been eliminated in consolidation.

The Company is affiliated with the following entities through common stockholder ownership:

Cortelco Systems Puerto Rico (“CSPR,” former subsidiary)

Cortelco Systems Holding Corporation (“CSHC”)

Cortelco International, Inc. (“CII”, subsidiary of CSHC)

Cortelco Puerto Rico, Inc. (“CPR”, subsidiary of CSHC)

Cortelco Canada (“CC”, subsidiary of CSHC)

Alcatel Shanghai Bell Co., Ltd. (“Shanghai Bell”)

2.	Acquisitions

Cortelco Shanghai

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

This acquisition was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” During May 2005, we obtained additional information with respect to the fair value of certain assets acquired that resulted in changes to the preliminary purchase price allocation. The changes to the purchase price allocation consisted of a reduction in accounts receivable of $229,000 and a reduction in accrued earnout liability and minority interest of $124,000 and $105,000, respectively. The changes to the purchase price allocation did not affect net income as previously recorded. The final purchase price allocation is summarized as follows:

Adjusted Opening Balance Sheet June 1, 2004
Acquisition cost:
Shares issued on May 31, 2004	$321,000
Additional Consideration	7,000
Total consideration	328,000
As of May 31, 2004:	—
Current assets	7,871,000
Long term assets	206,000
Current Liabilities	(5,710,000)
Minority Interest	(1,085,000)
Accrued earnout liability	(954,000)

Net assets acquired	$328,000

The ultimate earnout liability was based upon revenue targets specified in the purchase agreement. On October 6, 2005, the Company’s Board of Directors approved the issuance of an additional 471,501 shares of eOn common stock as set forth in the purchase agreement. On October 20, 2005, the Company issued eOn common stock valued at $490,361. Subsequent to issuing the stock, the excess of the accrued earnout liability over the fair value of the consideration paid (approximately $595,000) was allocated as a reduction to the amounts assigned to the net assets acquired.

Aelix Systems Incorporated

During the quarter ended April 30, 2005, the Company completed its acquisition of Aelix Systems Inc. (“Aelix”). Aelix is a developer of telecommunications systems and applications which utilize internet protocol (“IP”) technology based in Bangalore, India.

Under the terms of the agreement, eOn acquired all of the net assets of Aelix for 10,000 shares of eOn common stock valued at $14,100. This acquisition was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

The Company may issue up to an additional 215,000 shares over the six quarters after the closing date if Aelix attains specified product release schedules and eOn achieves specified product revenues. In accordance with SFAS No. 141, the contingent consideration that is not recognized at the acquisition date is recognized and measured when the contingency is resolved and consideration is issued or becomes issuable. The number of shares to be issued may be adjusted upon the occurrence of certain events.

The Company assumed net liabilities of $6,900 and recorded goodwill of $21,000 (in the Company’s eOn business segment) as a result of this acquisition.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of eOn Communications Corporation, Cortelco China Corporation and its majority owned subsidiary—Cortelco Shanghai and Aelix Systems Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At July 31, 2005 and 2004 there was approximately $3.3 million and $2.9 million held in foreign bank accounts, respectively.

(c)	Marketable Securities

Marketable securities are classified as available for sale and are reported at fair value. Unrealized holding gains and losses, if any, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method.

(d)	Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. As a result, the Company must estimate the portion of accounts receivable that are uncollectible and record any necessary valuation reserves. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

(e)	Inventories

Inventories consist of phones, systems, system cards and component parts for final assembly of our systems and are valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (“FIFO”) method. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(g)	Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired of Aelix Systems Inc. (Aelix). Effective with the adoption of SAFAS No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of July 31, 2005.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

(h)	Stock Compensation Plans

The Company has three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP). The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a non-compensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended July 31, 2005, 2004 and 2003 (in thousands, except per share information):

	Fiscal Year Ended July 31,
	2005	2004	2003
Net loss as reported	$(1,951)	$(928)	$(1,504)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(438)	(612)	(995)

Pro forma net loss	$(2,389)	$(1,540)	$(2,499)

Net loss per share—basic and diluted:
Net loss per share—as reported	$(0.15)	$(0.07)	$(0.12)
Net loss per share—pro forma	$(0.19)	$(0.12)	$(0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest rate	4.50%	4.25%	4.25%
Dividend yield	—	—	—
Expected Volatility	100%	100%	75%
Expected option life in years	7	7	10

(i)	Product Warranties

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

(j)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

(k)	Revenue Recognition

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

(l)	Earnings Per Share

The Company follows SFAS No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued.

(m)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, accounts receivable, accounts payable, and notes payable approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable, notes receivable and accounts payable are not practical to estimate based upon the related party nature of the underlying transactions.

(n)	Estimates

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

(o)	Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the fiscal year ended July 31, 2005, comprehensive income consists of foreign currency translation adjustments. The functional currency of the Company’s subsidiary is the Renminbi Yuan. The financial statements of the subsidiary are translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses are treated as a component of shareholders equity. For the years ended July 31, 2004, and 2003, net loss equaled comprehensive loss.

(p)	Research and Development Costs

The Company allocates expenses to Research and Development costs based on headcount that is partially dedicated to Research and Development activities.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

(q)	Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2005, 2004, and 2003 were not significant.

(r)	Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In July 2003, the Emerging Issues Task Force (EITF) reached consensus regarding EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Nonsoftware Deliverables in an Arrangement Containing More Than Incidental Software. The consensus addresses whether nonsoftware deliverables in a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole should be within the scope of SOP 97-2, Software Revenue Recognition. The pronouncement is effective prospectively for arrangements entered into after the beginning of an entity’s next reporting period beginning after August 13, 2003. The adoption of EITF Issue 03-5 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

(s)	Reclassifications

Certain amounts in the fiscal year 2004 and 2003 consolidated financial statements have been reclassified to conform with the fiscal year 2005 consolidated financial statement presentation.

4.	Special Charges

To reduce costs and improve productivity, the Company adopted a restructuring plan during the second quarter of fiscal year 2001, which included headcount reductions and office space consolidation. During the

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

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

The following tables summarize the activity relating to the special charges during fiscal year 2003:

	Termination Benefits	Excess Facilities Cost (1)
Liability balance at July 31, 2002	61	173
Liability Charges	—	(63)
Other Expenditures	(61)	(110)
Liability Adjustments	—	—

Liability balance at July 31, 2003	$—	$—

(1)	Reflects issuance of note payable in connection with the lease termination agreement for the Company’s former facility in Memphis, Tennessee. The note payable did not bear interest and was payable in 24 equal monthly installments beginning July 1, 2002 and ending June 1, 2004.

5.	Concentration of Credit Risk, Major Customers and Major Supplier

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash balances with large regional U.S. and foreign financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company’s products are sold principally to dealers, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

The Chinese renmimbi yuan (“RMB”) is not freely convertible into foreign currencies.

From January 1, 1994 through July 23, 2005, a single rate of exchange was quoted daily by the People’s Bank of China (the “Unified Exchange Rate”). Beginning July 22, 2005, the rate of exchange was revalued by 2.1%, and the RMB is now to fluctuate according to the value of a group of currencies (the “Managed Float”). However, the unification or managed float of the exchange rates does not imply convertibility of RMB into $US or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

The Company’s subsidiary, Cortelco Shanghai had sales to two customers during fiscal year 2005 that represented 16.0% and 10.6% (included in net related party revenue) of total revenue. The accounts receivable due from these customers at July 31, 2005 were $831,000 and $858,000, respectively.

The Company’s subsidiary, Cortelco Shanghai had sales to a customer during 2004 that represented 11% of total revenue. The related accounts receivable due from this customer at July 31, 2004 was $429,000.

The Company purchases approximately 66% of its Millennium phones, systems and system cards from one contract manufacturer. During fiscal year 2005, purchases from this vendor totaled approximately $1.5 million. As of July 31, 2005, the balance payable to this contract manufacturer was $321,000.

6.	Marketable Securities

Marketable securities consist of the following as of July 31, 2005 and 2004 (in thousands):

	2005		2004
	Cost	Market Value	Cost	Market Value
Municipal bonds	$3,600	$3,600	$4,200	$4,200

Total	$3,600	$3,600	$4,200	$4,200

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 15-33 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2005 or 2004. The Company has classified the municipal bonds as available for sale investments.

7.	Inventories

Inventories consist of the following as of July 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials and purchased components	$703	$856
Finished goods	3,618	3,608

Total	4,321	4,464
Inventory obsolescence reserve	(1,512)	(1,731)

Inventory	$2,809	$2,733

8.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2005 and 2004 (in thousands):

	2005	2004
Customer deposits	$178	$794
Advances to suppliers	43	893
Prepaid expenses	21	132
Other	83	94

Total	$325	$1,913

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

9.	Property and Equipment

Property and equipment consists of the following as of July 31, 2005 and 2004 (in thousands):

	2005	2004
Leasehold improvements	$315	$311
Equipment	2,806	2,565
Furniture and fixtures	506	501

Total	3,627	3,377
Less: accumulated depreciation	(2,922)	(2,406)

Property and equipment, net	$705	$971

10.	Accrued Expenses and Other

Accrued expenses and other consists of the following as of July 31, 2005 and 2004 (in thousands):

	2005	2004
Employee compensation	$448	$444
Commissions	62	37
Vacation	29	35
Deferred income	692	651
Employee withholdings	247	286
Warranty reserve	289	361
Other	358	470

Total	$2,125	$2,284

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2005 and July 31, 2004, the Company’s product warranty liability recorded in other accrued liabilities was $289,000 and $361,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal years 2005 and 2004 (in thousands):

	2005	2004
Balance at beginning of period	$361	$283
Accruals for warranty liability	105	325
Warranty expense	(177)	(247)

Balance at end of period	$289	$361

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

11.	Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	2005	2004	2003
United States	$(2,140)	$(972)	$(1,504)
PRC	427	105

Loss before income taxes	$(1,713)	$(867)	$(1,504)

The components of income tax expense for fiscal years 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign income tax expense	79	24	—

Total current	$79	$24	$—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax expense	$79	$24	$—

No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiary’s earnings since management considers essentially all of these earnings permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation between the income tax expense recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to loss before income taxes for fiscal years 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Income tax benefit at Federal statutory rate (35%)	$(600)	$(303)	$(526)
State income taxes, net of federal benefit	(48)	(35)	(66)
Foreign tax differential	(13)	(13)
Change in valuation allowance	735	245	120
Adjustment to effective state tax rate	—	120	—
Over provision of deferred taxes in prior year	—	—	461
Other, net	5	10	11

Total income tax expense	$79	$24	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

The deferred tax effects of the Company’s principal temporary differences at July 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Allowance for doubtful receivables	$430	$207
Inventories	547	653
Basis difference in property and equipment	36	33
Accrued warranty costs	160	156
Accrued expenses and other	86	—
Deferred revenue	226	232
Loss reserve	326	326
Net operating loss carryforwards	7,566	7,086
Capital loss carryforward	36	36
Valuation allowance	(9,406)	(8,671)

Total deferred asset	$7	$58

Accrued expenses and other	$(7)	$(58)

Total deferred liability	(7)	(58)

Net deferred asset (liability)	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; the Company has placed a valuation allowance against its deferred tax assets at July 31, 2005 and 2004.

At July 31, 2005, net operating loss carry-forwards of approximately $20.1 million are available to reduce future taxable income. The net operating loss carry-forwards expire as follows (in thousands):

Net Operating Losses
2012	$63
2013	233
2020	9
2021	6,167
2022	8,730
2023	2,283
2024	1,346
2025	1,234

Total	$20,065

12.	Equity Incentive Plans

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2005, 2004, or 2003. The board of directors has declared that no future grants will be made under this plan.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. 65,000, 264,000 and 215,000 options were issued under this plan during fiscal years 2005, 2004, and 2003, respectively, with exercise prices ranging from $0.45 to $3.27 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. 50,000, 64,000 and 81,250 options, respectively, were issued under this plan during fiscal years 2005, 2004, and 2003, respectively, with exercise prices ranging from $0.24 to $3.99 per share.

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2001 to increase the number of shares available under the plan to 500,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a noncompensatory plan under APB No. 25. 65,072, 121,758 and 111,747 shares were purchased by employees under this plan during fiscal years 2005, 2004, and 2003, respectively.

The status of the Company’s equity incentive plans is summarized below:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,631,470	$4.21	1,824,053	$3.66	1,842,566	$3.90
Granted	115,000	1.50	328,000	3.15	296,250	1.48
Exercised	(17,725)	0.85	(355,023)	1.44	(34,831)	0.98
Cancelled	(155,901)	2.04	(165,560)	1.95	(279,932)	3.28

Outstanding, end of year	1,572,844	$4.27	1,631,470	$4.21	1,824,053	$3.66

Exercisable, end of year	1,222,641	$4.78	1,082,180	$5.10	1,184,425	$4.75

Exercise price range	$0.28 – $24.25		$0.24 – $24.25		$0.24 – $24.25

Options available for grant, end of year	524,365		559,600		725,311

Weighted average grant date fair value of options granted during the year	$1.45		$2.65		$1.20

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

The following table summarizes information about the options outstanding as of July 31, 2005:

Range of Exercise Prices	Outstanding at July 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2005	Weighted Average Exercise Price
$ 0.00 – $ 5.00	1,170,065	6.3 years	$2.48	819,862	$2.48
$ 5.01 – $10.00	307,979	2.3 years	$8.70	307,979	$8.70
$10.01 – $15.00	86,300	4.0 years	$10.73	86,300	$10.73
$15.01 – $25.00	8,500	3.0 years	$24.25	8,500	$24.25

	1,572,844	5.3 years	$4.27	1,222,641	$4.78

13.	Reserves and Distribution of Profits

In accordance with the relevant PRC regulations and the Articles of Association of Cortelco Shanghai (the “Articles of Association”), appropriations representing 5% of the net income as reflected in Cortelco Shanghai’s PRC statutory financial statements are allocated to the Reserve Fund, 5% to the Enterprise Development Fund and 5% to the Staff Welfare Fund. Subject to certain restrictions set out in the relevant PRC regulations and the Articles of Association, the Reserve Fund and the Enterprise Development Fund may be distributed in the form of share bonus issues. The Staff Welfare Fund must be used for capital expenditure on staff welfare facilities. Such facilities are for the use of the staff and are owned by Cortelco Shanghai.

At July 31, 2005 and 2004, Cortelco Shanghai had total Reserve Funds of approximately $227,000 and $167,000, respectively comprised of the Reserve Fund and the Enterprise Development Fund of approximately $113,000 each at July 31, 2005 and approximately $83,000 each at July 31, 2004, respectively.

Reserve funds of Cortelco Shanghai and its subsidiaries may be restricted in accordance with the relevant PRC accounting rules and regulations. Cortelco Shanghai had total retained earnings available for distribution of $398,000 and $395,000 as of July 31, 2005 and 2004, respectively.

14.	Related Parties

The following represent related party transactions for the each of the fiscal years ending July 31:

	2005	2004	2003
Sales to SCPR	$—	$—	$28
Sales to Shanghai Bell	2,270	134	—

Total related party sales	$2,270	$134	$28

Purchases from CHSC and subsidiaries	$580	$646	$615
Purchases from Shanghai Bell	250	25	—

Total related party purchases	$830	$671	$615

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

Related party trade accounts receivable, trade accounts payable and notes receivable consist of the following as of July 31, 2005 and 2004 (in thousands):

	2005	2004
Receivable from Spark Technology	$44	$—
Receivable from Shanghai Bell	858	615

Total related party trade accounts receivable	$902	$615

Notes receivable from Shanghai Bell	$1,040	$—

Payable to CII	$51	$101
Payable to Spark Technology	106	—
Payable to Shanghai Bell	2,021	1,985

Total related party trade accounts payable	$2,178	$2,086

The notes receivable from Shanghai Bell are non interest-bearing non-collateralized notes which have maturities of 1 to 5 months.

The acquisition of Cortelco Shanghai disclosed in footnote 2 was made from an entity related to eOn through common ownership.

Shanghai Bell

The chairman of the Board of Directors of Shanghai Bell is also the chairman of the Board of Directors of Shanghai Fortune. Shanghai Fortune is the minority shareholder of the Company’s Cortelco Shanghai subsidiary. Shanghai Bell is one of Cortelco Shanghai’s largest customers and a significant supplier. Cortelco Shanghai buys various telecom equipment from different Shanghai Bell divisions for resale to third parties and Cortelco Shanghai sells, and installs various telecom equipment for Shanghai Bell divisions. Accounts receivable and accounts payable are usually settled in three to six months, sometimes by offset rather than payment in local currency. Payment terms on some installation projects are extended beyond one year from completion, reflecting a negotiated repayment schedule.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is wholly owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Aelix has incurred approximately $49,000 of expenses on behalf of Spark during the year ending July 31, 2005 (net of approximately $19,000 incurred by Spark engineers on behalf of eOn). Included in accounts receivable-related party is $13,000 and $6,000 owed to Aelix and eOn, respectively by Spark on July 31, 2005. At July 31, 2005, the Company has a $5,000 payable to Spark for a security deposit for Aelix’s Bangalore facility and furniture and fixtures.

Cortelco Shanghai also performs engineering development projects for Spark. Cortelco Shanghai incurred expenses of approximately $268,000 on behalf of Spark during the year ended July 31, 2005, respectively. At July 31, 2005, Spark owed Cortelco Shanghai $25,000.

Spark deposited $211,000 with the Company in China to pay for Spark expenses. As of July 31, 2005, the balance of this deposit/prepayment is $101,000. This balance is included in the Company’s balance sheet as cash and offset in other payable-related party.

15.	Employee Savings Plan

Substantially all U.S. employees of the company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During fiscal years 2005, 2004, and 2003, contributions made by the Company totaled $64,000, $77,000 and $79,000, respectively.

16.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments under non-cancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate as of July 31, 2005 are as follows (dollars in thousands):

July 31, 2005
2006	$527
2007	337
2008	148
2009	39
2010	25
Thereafter	—

Total	$1,076

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

Rent expense for operating leases for the years ended July 31, 2005, 2004, and 2003 totaled $641,000, $357,000 and $319,000, respectively.

Rent expense is offset by sublease income of $14,000, which represents sublease income for June and July 2005. The sublease agreement expires on October 31, 2005 and renews month to month upon notification from the sublessee.

(b)	Commitments

At July 31, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,071,000.

During fiscal 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance of the letter of credit as of July 31, 2004 was $175,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

17.	Segment Information

The company is comprised of two principal business segments: eOn US and Cortelco Shanghai. The eOn US business segment designs, develops and markets communication products for customer contact centers and other applications and offers a traditional voice-switching platform primarily in the United States. Cortelco Shanghai provides fiber optic transmission equipment, data communications systems, and network management software in Asia, primarily the Peoples Republic of China (PRC). There is no overlap in operational management reporting or of decision making authority between the two segments as defined. Following is a tabulation of business segment information on eOn US for fiscal year ended July 31, 2005 and for Cortelco Shanghai for the two months ended July 31, 2004.

	For the Year Ended July 31, 2005
	eOn U.S.	Cortelco Shanghai	Consolidated
Revenues from customers	$12,603	$8,769	$21,372
Total expenses	14,743	8,580	23,323

Business segment income (loss)	$(2,140)	$189	$(1,951)

Depreciation and amortization expense	$465	$104	$569
Interest income	97	37	134
Other income (expense)	(56)	117	61
Income tax expense	—	49	49

Capital expenditures	$134	$169	$303
Long lived assets	434	271	705
Business segment assets	9,450	7,679	17,129

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

	For the Year Ended July 31, 2004
	eOn U.S.	Cortelco Shanghai	Consolidated
Revenues from customers	$15,668	$2,282	$17,950
Total expenses	16,640	2,238	18,878

Business segment income (loss)	$(972)	$44	$(928)

Depreciation and amortization expense	$585	$11	$596
Interest income	62	17	79
Interest expense	29	—	29
Other income (expense)	(167)	—	(167)
Income tax expense	—	24	24

Capital expenditures	$334	$11	$345
Long lived assets	765	206	971
Business segment assets	12,016	10,279	22,295

Corteclo Shanghai resold approximately $1.9 million of cellular handsets to one of its customers during the fiscal year ended July 31, 2005.

18.	Earnings Per Share

The computation of basic and diluted earnings (loss) per share for each of the years ending July 31, 2005, 2004 and 2003 were as follows (in thousands, except per share information):

	2005	2004	2003
Net income (loss)	$(1,951)	$(928)	$(1,504)
Basic and diluted weighted-average number of shares outstanding	12,853	12,522	12,091

Basic and diluted earnings (loss) per share	(0.15)	(0.07)	(0.12)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 152,325, 1,631,470 and 1,824,053 for the fiscal years ended July 31, 2005, 2004 and 2003 respectively, have been excluded from the computation of dilutive earnings (loss) per share for the periods because the Company has a net loss from operations and their effect would have been anti-dilutive.

19.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for the fiscal years ended July 31, 2005 and 2004 is summarized as follows (in thousands, except per share information):

Fiscal Year 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$6,467	$5,453	$4,721	$4,731
Gross profit	2,799	2,309	2,147	2,150
Income (loss) before income taxes and minority interest	115	(364)	(782)	(712)
Net income (loss)	$98	$(528)	$(696)	$(825)
Net income loss per common share:
Basic and diluted (1)	$0.01	$(0.04)	$(0.05)	$(0.06)

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2005, 2004, and 2003

Fiscal Year 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$5,039	$3,958	$2,770	$6,183
Gross profit	2,939	2,367	1,511	2,626
Income (loss) before income taxes and minority interest	330	87	(944)	(340)
Net income (loss)	$330	$87	$(944)	$(401)
Net income loss per common share:
Basic and diluted (1)	$0.03	$0.01	$(0.07)	$(0.03)

(1)	Due to rounding and changes in outstanding shares, the sum of the four quarters does not equal the earnings per common share amounts calculated for the year.

20.	Subsequent Event

On October 26, 2005, eOn announced that it has signed a Memorandum of Understanding (“MOU”) to sell its 54% interest in Cortelco Shanghai to the 46% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai.

The MOU is subject to negotiation of a definitive agreement, approval of China government authorities and various other conditions. eOn and Shanghai Fortune have tentatively agreed to a purchase price based on the book value at July 31, 2005. This would result in an estimated purchase price of approximately $1.8 million. Payment of 85% would be paid in cash within 30 days of closing; the remaining 15% (sold to management) would have extended payment terms to be negotiated.

Subsequent to the effective date of the sale, Cortelco Shanghai’s financial statements will no longer be consolidated with eOn. For the year ended July 31, 2005, Cortelco Shanghai had revenues of $8,769,000 and net income after minority interest of $189,000. As of July 31, 2005, Cortelco Shanghai has cash and cash equivalents of $3,010,000, trade accounts receivable of $1,421,000, related party receivables of $1,923,000, inventories of $654,000, other current assets of $400,000, property and equipment of $271,000, trade accounts payable of $2,409,000, related party payables of 2,021,000 and other payables of $522,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

GHP Horwath, P.C.

On January 28, 2005, upon the recommendation of the Audit Committee of the Board of Directors of eOn Communications Corporation (the “Company”), the Board of Directors engaged GHP Horwath, P.C. (“Horwath”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2005. Grant Thornton, LLP (“Grant Thornton”) resigned as the independent registered public accounting firm of the Company on December 16, 2004.

Grant Thornton’s audit reports with respect to the Company’s consolidated financial statements for the fiscal years ended July 31, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended July 31, 2003 and 2004, and the period commencing August 1, 2004 and ending December 16, 2004, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such fiscal years.

During the audit of the Company’s consolidated financial statements for the fiscal year ended July 31, 2004, Grant Thornton identified certain material weaknesses in the internal control over financial reporting of the Company’s newly acquired subsidiary, Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), which could adversely affect the reliability of the Company’s financial reporting for future periods. Grant Thornton’s specific findings with respect to Cortelco Shanghai and the Company’s actions in response thereto are described more fully in Item 9a of this 10K and in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2004, to which reference is hereby made. The Audit Committee of the Company’s Board of Directors discussed the findings with Grant Thornton. The Company has authorized Grant Thornton to respond fully to the inquiries of the Company’s successor independent registered public accounting firm concerning these issues.

During the Company’s fiscal year ended July 31, 2004, and the subsequent interim period through December 16, 2004, the Company did not consult Horwath regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9a.	CONTROLS AND PROCEDURES.

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

There were no changes in internal control over financial reporting that occurred during the three month period ending July 31, 2005.

Cortelco Shanghai has historically maintained its books and records in accordance with the Generally Accepted Accounting Principles adopted in the People’s Republic of China (“PRC GAAP”). Since the acquisition during the fourth quarter of fiscal year 2004, eOn included Cortelco Shanghai’s financial information in its consolidated financial statements in accordance with Generally Accepted Accounting Principles adopted in the United States of America (“US GAAP”). During fiscal year 2004 and 2005, a number of adjustments were made to adjust Cortelco Shanghai’s year end financial information from PRC GAAP to US GAAP.

During the fiscal year 2004 audit of the Company’s fiscal year end financial statements, the Company’s external auditors identified certain material internal control deficiencies in Cortelco Shanghai’s financial reporting which could adversely affect the reliability of the Company’s financial reporting for future periods. As a result, the Company has determined that its disclosure controls and procedures related to Cortelco Shanghai were not effective for the two month period from the date of the acquisition until the end of its fiscal year at July 31, 2004. Significant deficiencies identified were:

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

In order to compensate for the internal control deficiencies (cumulatively classified as a material weakness by Grant Thornton) at Cortelco Shanghai, eOn’s certifying officers did the following to ensure that eOn’s financial statements fairly presented in all material respects the financial condition, results of operations and cash flows as of and for the period ended July 31, 2004:

•	Reviewed all revenue transactions for proper recognition timing, including appropriate matching of expense and revenue where installation was part of contract;

•	Reviewed expense detail to identify accrual requirements and analyze unusual items;

•	Compared accruals to prior periods;

•	Reviewed the Cortelco Shanghai external audit of 2003 and auditor reviews of interim periods to identify all potential problem areas, including several balance sheet reclassifications;

•	Reviewed bank reconciliations;

•	Performed line by line inventory analysis for obsolescence;

•	Analyzed accounts receivable aging with local management and with historical payment patterns;

•	Investigated customer returns documentation for warranty obligations;

•	Reviewed terms and payment history of notes receivable and notes payable;

•	Reviewed accounts payable aging and

•	Reviewed accounts receivable from employees.

eOn has taken the following actions to address the internal control issues identified by the auditors:

1.	Cortelco Shanghai has hired a person trained in preparing financial information, with an MBA from a United States university, who is a native of the People’s Republic of China and has experience and knowledge with both PRC GAAP and US GAAP;

2.	eOn has begun the process of documenting and evaluating Cortelco Shanghai’s internal controls, making adjustments as necessary to conform with eOn’s systems of internal controls over financial reporting;

3.	Commencing September 2004, Cortelco Shanghai is reconciling every account monthly, and delivers reconcilement information to eOn monthly for review by eOn’s Controller and the Chief Financial Officer; and

4.	During the quarter ended October 2004, Cortelco Shanghai delivered detailed account information to verify that appropriate adjustments are being made between U.S. GAAP and PRC GAAP. Cortelco Shanghai delivers such information to eOn monthly. Specifically, the controls implemented were:

•	Review revenue/margin cut off log;

•	List all invoices with cost and margin, review ship records and contract terms;

•	Review/list all shipments date, contract, customer, RMB cost;

•	Review/list all install team activity date, contract, customer, employee RMB cost;

•	Review/list all acceptances received date, contract, customer, RMB cost;

•	Review/list all new contracts ship date/performance period, contract, customer, revenue, cost;

•	Review/list all receipts of product/inventory date, purchase order, vendor, RMB cost, invoice;

•	Review/list all new purchase orders (initially included all open PO’s for product and non-product) date, purchase order, vendor, RMB cost;

•	Reconcile and review all balance sheet accounts;

•	Review accounts receivable aging, reserve analysis;

•	Review detailed slow moving inventory analysis;

•	Review/list all inventory held at customers site;

•	Prepare comparative analysis of general and administrative expense detail and

•	Prepare comparative analysis of manufacturing overhead detail.

And quarterly:

•	Review analysis of aged advances to suppliers and subcontractors;

•	Review Shanghai Bell transactions and account reconciliations and

•	Review major customer transactions and account reconciliations.

In addition, in order to compensate for the internal control deficiencies at Cortelco Shanghai, eOn’s certifying officers did the following to ensure that eOn’s financial statements fairly present in all material respects the financial condition, results of operations and cash flows as of and for the year ending July 31, 2005:

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

There were additional changes in internal control over financial reporting that occurred during the 3 month period ending January 31, 2005 to remediate the ineffective disclosure controls and procedures described above that have materially affected the Company’s internal control over financial reporting as follows:

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

eOn believes that these actions satisfactorily addressed the control deficiencies identified by its auditors during the fiscal year 2004 audit and will help ensure that internal controls are sufficient at Cortelco Shanghai to provide reasonable assurance regarding the reliability of the financial information provided to eOn. This is an ongoing process and eOn continues to monitor Cortelco Shanghai’s financial reporting systems and controls closely to ensure that any deficiencies are promptly identified and corrected.

As evidenced by the restatement of the press release filed on Form 8-K/A for the quarter ending January 31, 2005 and based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of January 31,2005, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for the following reasons:

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

The following remediation actions were taken in March and early April 2005:

1.	The Company hired a new Controller.

2.	All inter-company accounts receivable and accounts payable are reconciled monthly.

3.	The Cortelco Shanghai Quarterly U.S. GAAP financial worksheet segregates the accounts receivable and accounts payable with eOn as separate line items.

4.	The Chief Financial Officer reviews each specific consolidation elimination entry.

ITEM 9b.	OTHER INFORMATION.

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on January 12, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, are incorporated herein by reference in response to this item.

Information with respect to executive officers is set forth under the caption “Executive Officers” in Part I of this report.

The Company has adopted a Code of Ethics that applies to all employees, which is attached as Exhibit 14.1 to this report. We intend to satisfy the disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website—investor.eoncc.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information set forth under the caption “Fees Paid to the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)	(1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

-	Reports of Independent Registered Public Accounting Firms

-	Consolidated Balance Sheets as of July 31, 2005 and 2004

-	Consolidated Statements of Operations for the Years Ended July 31, 2005, 2004, and 2003

-	Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, 2004, and 2003

-	Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2005, 2004, and 2003

-	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following financial statement schedule is included in this report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)	Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 28, 2005	By	/s/ STEPHEN R. BOWLING
Stephen R. Bowling, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID S. LEE David S. Lee	President, Chief Executive Officer and Chairman (Principal Executive Officer)	October 28, 2005

/s/ STEPHEN R. BOWLING Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	October 28, 2005

/s/ MITCH C. GILSTRAP Mitch C. Gilstrap	Vice President, Chief Operating Officer	October 28, 2005

/s/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 28, 2005

/s/ W. FRANK KING W. Frank King	Director	October 28, 2005

/s/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 28, 2005

eOn Communications Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2003:
Allowance for doubtful accounts and sales allowance	$866	$110	$—	$287	$689
Inventory obsolescence reserve	1,456	234	—	383	1,307
Warranty reserve	199	312	—	228	283

2004:
Allowance for doubtful accounts and sales allowance	$689	$333	$—	$248	$774
Inventory obsolescence reserve	1,307	524	—	100	1,731
Warranty reserve	283	325	—	247	361

2005:
Allowance for doubtful accounts and sales allowance	$774	$677	$—	$192	$1,259
Inventory obsolescence reserve	1,731	362	—	581	1,512
Warranty reserve	361	105	—	177	289

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1(&)	Plan of Acquisition for Cortelco Shanghai Telecom Equipment Company

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999.

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors

10.2(@)	Sublease Termination and Release Agreement between eOn and TC Forest Hill Development, LP dated May 31, 2002.

14.1(%)	Code of Ethics

16(+)	Letter re: change in certifying accountant

18(@)	Preferability letter regarding LIFO to FIFO change in inventory accounting

21.1	Subsidiaries of eOn Communications Corporation.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of GHP Horwath, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(&)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 8-K dated June 1, 2004
(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999.
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K
(%)	Incorporated by reference to identically numbered exhibits to the Registrants’ previously filed Form 10-K dated July 31, 2004.
(+)	Incorporated by reference to identically numbered exhibit to the Registrants’ previously filed Form 8-K dated December 21, 2004.