Form 10QSB
period 2005-10-31
EON COMMUNICATIONS CORP
filed 2005-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

13,402,669 shares of common stock, $0.01 par value, were outstanding as of November 30, 2005.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	October 31, 2005	July 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$749	$870
Marketable securities	3,600	3,600
Trade accounts receivable, net of allowance of $1,176 and $1,106, respectively	2,601	2,145
Trade accounts receivable - related party	16	19
Notes receivable - related party		—
Inventories	2,132	2,155
Prepaid and other current assets	195	206
Current assets of discontinued operations	7,598	7,408

Total current assets	16,891	16,403

Property and equipment, net	368	434
Goodwill	21	21
Non-current assets of discontinued operations	53	271

Total assets	$17,333	$17,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$653	$703
Trade accounts payable - related party	160	157
Deferred acquisition payment	—	914
Accrued expenses and other	1,508	1,603
Current liabilities of discontinued operations	5,093	4,952

Total current liabilities	7,414	8,329

Minority interest of discontinued operations	1,236	1,145
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,075,151 and 13,579,957 shares issued, respectively)	14	13
Additional paid-in capital	54,969	54,455
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,867)	(45,372)
Accumulated other comprehensive income	69	61

Total stockholders’ equity	8,683	7,655

Total liabilities and stockholders’ equity	$17,333	$17,129

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
REVENUE
Net revenue	$3,172	$4,571

COST OF REVENUE
Cost of revenue	1,060	2,067

Gross profit	2,112	2,504

OPERATING EXPENSE
Selling, general and administrative	1,355	1,568
Research and development	586	866

Total operating expense	1,941	2,434

Income from continuing operations	171	70

Interest income	34	21
Other expense, net	(24)	(9)

Income from continuing operations before income taxes	181	82

Income tax expense	—	—

Income from continuing operations after income taxes	181	82

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax of $36 and $4, respectively and minority interest of $91 and $13, respectively	107	16

Income before extraordinary item	288	98

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	217	—

Net income	$505	$98

COMPREHENSIVE INCOME
Net income	$505	$98
Foreign currency translation adjustment	8	—

Comprehensive income	$513	$98

Weighted average shares outstanding:
Basic	12,961	12,821
Diluted	13,039	12,918

Basic income per share:
From continuing operations after income taxes	$0.01	$0.01
From discontinued operations, net of tax and minority interest	0.01	—
From extraordinary gain, net of income taxes	0.02	—

Net income	$0.04	$0.01

Diluted income per share:
From from continuing operations after income taxes	$0.01	$0.01
From discontinued operations, net of tax and minority interest	0.01	—
From extraordinary gain, net of income taxes	0.02	—

Net income	$0.04	$0.01

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$505	$98
Net change in operating assets and liabilities of discontinued operations	169	(31)
Minority interest of discontinued operations	91	15
Extraordinary gain	(217)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	90	122
Provision of allowance for doubtful accounts	111	—
Changes in net assets and liabilities
Trade accounts receivable	(567)	(1,007)
Inventories	23	117
Prepaid and other current assets	11	(7)
Trade accounts payable	(50)	355
Trade accounts receivable/payable - related party	6	27
Accrued expenses and other	(301)	(267)

Net cash used in operating activities	(129)	(578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24)	(56)
Disposal of property and equipment	—	3

Net cash used in investing activities	(24)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	24	19

Net cash provided by financing activities	24	19

Effect of exchange rates on cash	8	—

Net decrease in cash and cash equivalents	(121)	(612)
Cash and cash equivalents, beginning of period	870	1,772

Cash and cash equivalents, end of period	$749	$1,160

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2005 and 2004

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2005 and for all periods presented.

Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company’s majority owned subsidiary Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”) and Aelix Systems Incorporated (“Aelix”). All significant inter-company balances and transactions have been eliminated in consolidation.

On June 1, 2004, eOn acquired a controlling interest (54.14%) in Cortelco Shanghai, a provider of fiber optic transmission equipment, data communications systems, and network management software in China. During the quarter ended October 31, 2005, the Company committed to a plan to sell its 54.14% interest in Cortelco Shanghai. Accordingly, the Company’s consolidated financial statements reflect the results of Cortelco Shanghai as discontinued operations.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2005 and 2004 and for each of the three years in the period ended July 31, 2005, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Stock Compensation Plans

At October 31, 2005, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a non-compensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended October 31,
	2005	2004
Net income, as reported	$505	$98
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(60)	(92)

Net income, pro forma	$445	$6

Net income per share , basic

As reported	$0.04	$0.01
Pro forma	$0.03	$—

Net income per share , diluted
As reported	$0.04	$0.01
Pro forma	$0.03	$—

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 generally using the following weighted average assumptions; dividend yield 0.0%, expected volatility 100%, average risk free interest rate approximately 4.50%, and expected life in years 7.

3. Revenue Recognition

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

4. Cortelco Shanghai, Extraordinary Gain and Discontinued Operations

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued 471,501 shares valued at $490,361, being the final amount of common stock required, pursuant to the original Cortelco Shanghai purchase agreement. The value of the assets acquired exceeded the value of the stock issued, therefore the Company realized an extraordinary gain pursuant to SFAS No. 141 of $217,000 during the quarter ended October 31, 2005.

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 54.14% interest in Cortelco Shanghai. Accordingly, we have presented Cortelco Shanghai as a discontinued operation pursuant to Statement of Financial Accounting Standards (“SAFS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On October 24, 2005 eOn signed a Memorandum of Understanding (“MOU”) to sell its interest in Cortelco Shanghai to the 46% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. The MOU has been approved by the Boards of Directors of eOn and Shanghai Fortune and is similar to a binding letter of intent.

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

As of October 31, 2005, the investment in Cortelco Shanghai has a carrying value of approximately $1,282,000.

Assets and liabilities classified as held for sale as of October 31, 2005 and July 31, 2005 are as follows (in thousands):

	October 31, 2005	July 31, 2005
Assets Held for Sale
Cash and cash equivalents	$4,146	$3,010
Trade accounts receivable	1,090	1,421
Trade accounts receivable - related parties	600	883
Notes receivable	447	281
Notes receivable - related party	543	1,040
Inventories	562	654
Prepaid and other current assets	210	119

Current assets held for sale	7,598	7,408
Property and equipment, net	53	271

Current and non-cuurent assets held for sale	$7,651	$7,679

Liabilities Held for Sale
Accounts payable	$2,638	$2,409
Accounts payable - related party	1,877	2,021
Accrued expenses and other	578	522
Current liabilities held for sale	—	—

Current liabilities held for sale	5,093	4,952
Minority interest in net assets held for sale	1,236	1,145

Current and non-current liabilities held for sale	$6,329	$6,097

Net assets held for sale	$1,322	$1,582

Results of discontinued operations for the quarters ended October 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
REVENUE
Net third party revenue	$2,136	$1,632
Net related party revenue	335	264

Total revenue	2,471	1,896

COST OF REVENUE
Third party cost of revenue	1,861	1,396
Related party cost of revenue	70	205

Total cost of revenue	1,931	1,601

Gross profit	540	295

OPERATING EXPENSE
Selling, general and administrative	315	277

Total Operating Expenses Total operating expense	315	277

Operating income	225	18
Interest income	9	15

Income before income taxes and minority interest	234	33
Income taxes	(36)	(4)

Income before minority interest	198	29
Minority interest	(91)	(13)

Income from discontinued operations	$107	$16

5. Related Parties

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC) and

•	Spark Technologies, Inc.

The following represents related party transactions (in thousands):

	Three Months Ended October 31,
	2005	2004
Purchases from CSHC and subsidiaries	$145	$152

The following represents related party balances (in thousands):

	October 31, 2005	July 31, 2005
Trade receivables from Spark Technologies, Inc.	$16	$19

Trade accounts receivable - related parties	$16	$19

Payable to CII	$143	$51
Payable to Spark Technologies, Inc.	17	106

	$160	$157

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is wholly owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Aelix has incurred approximately $89,000 of expenses on behalf of Spark during the three months ended October 31, 2005 (net of approximately $18,000 incurred by Spark engineers on behalf of eOn). Included in Accounts Receivable – Related Party is $16,000 owed eOn and Aelix by Spark on October 31, 2005.

Cortelco Shanghai also performs engineering development projects for Spark. Cortelco Shanghai has incurred expenses of approximately $91,000 on behalf of Spark during the three months ended October 31, 2005, respectively. At October 31, 2005, Spark owed Cortelco Shanghai $12,000, which is included in assets of discontinued operations.

Spark deposited $211,000 with the Company in China to pay for Spark expenses. As of October 31, 2005, the balance of this deposit/prepayment is $17,000. This balance is included in the Company’s balance sheet as Cash and offset in Trade Accounts Payable – Related Party.

6. Inventories

Inventories consist of the following (in thousands):

	October 31, 2005	July 31, 2005
Raw materials and purchased components	$576	$743
Finished goods	1,556	1,412

Total inventories	$2,132	$2,155

7. Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenues are recognized. The cost of satisfying warranty claims, which approximates 2% of revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

Information regarding the changes in the Company’s aggregate product warranty accrual included in accrued expenses and other, for the three months ended October 31, 2005 and 2004 were as follows (in thousands):

	For the Three Months Ended October 31,
	2005	2004
Beginning balance	$228	$300
Warranty cost incurred	(36)	(64)
Accrued warranty cost	1	98

Ending balance	$193	$334

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2005 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655
Net income	—	—	—	—	—	505	—	505
Translation adjustment	—	—	—	—	—	—	8	8

Comprehensive income	—	—	—	—	—	—	—	513
Issuance of common stock under employee stock purchase plan	23,693	—	24	—	—	—	—	24
Issuance of stock for deferred acquisition payment	471,501	1	490	—	—	—	—	491

Balance at October 31, 2005	14,075,151	$14	$54,969	(676,900)	$(1,502)	$(44,867)	$69	$8,683

9. Commitments and Contingencies

At October 31, 2005, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $752,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

10. Equity Incentive Plans

The status of the Company’s stock option plans since July 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2005	1,572,844	$4.27
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding, October 31, 2005	1,572,844	$4.27

Options exercisable October 31, 2005	1,261,975	$4.70

Exercise price range	$0.28 - $24.25

Options available for grant, October 31, 2005	524,365

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

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued 471,501 shares valued at $490,361, being the final amount of common stock required to be made pursuant to the original Cortelco Shanghai purchase agreement. The value of the assets acquired exceeded the value of the stock issued, therefore the Company realized an extraordinary gain pursuant to SFAS No. 141 of $217,000 during the quarter ended October 31, 2005.

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 54.14% interest in Cortelco Shanghai. Accordingly, we have presented Cortelco Shanghai as a discontinued operation pursuant to Statement of Financial Accounting Standards (“SAFS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On October 24, 2005 eOn signed a Memorandum of Understanding (“MOU”) to sell its interest in Cortelco Shanghai to the 46% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. The MOU has been approved by the Boards of Directors of eOn and Shanghai Fortune and is similar to a binding letter of intent.

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

As of October 31, 2005, the investment in Cortelco Shanghai has a carrying value of approximately $1,282,000.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 3, “Summary of Significant Accounting Policies,” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended July 31, 2005.

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% of revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimate which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock issued to Employees and related interpretations in accounting for stock options. Under “fixed plan” accounting in APB 25, because the exercise price of the Company’s options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted pro forma disclosures of SFAS 123.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of losses during the years 2000 through 2005, the Company has available net operating loss (“NOL”) carry forwards of $20.1 million.

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

Results of Operations

For the Three Months Ended October 31, 2005 compared to the Three Months Ended October 31, 2004

Net Revenue

Net revenue decreased approximately 30% to $3.2 million for the three months October 31, 2005 compared to $4.6 million for the same period of the previous year. The decrease reflects a decrease in Millennium revenue of $1.2 million and a decrease of eQueue revenue of $0.2 million over the same period of the previous year. Millennium revenue decreased as a result of lower national account sales and lower governmental sales.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 16% to $2.1 million for the three months ended

October 31, 2005 from $2.5 million for the same period of the previous year, as a result of lower revenue. Millennium gross profit decreased $0.3 million and eQueue gross profit decreased $0.1 million over the same period last year. Gross margin increased to approximately 67% for the three months ended October 31, 2005 compared with gross margin of approximately 55% for the same period of the previous year. This increase was primarily due to sales mix, lower margin Millennium products represented a smaller portion of the total gross profit.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 13% to $1.4 million for the three months ended October 31, 2005, from $1.6 million for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce) and travel costs of $0.2 million and lower marketing expenses of $0.1 million, partially offset by higher bad debt expense of $0.1 million.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 32% to $0.6 million for the three months ended October 31, 2005 from $0.9 million for the same period of the previous year. The reduction primarily reflects reduced employee compensation and travel resulting from shifting some of our engineering workforce from the United States to India.

Interest and other income and expense

Interest income was $34,000 for the three months ended October 31, 2005 compared to $21,000 for the same period of the previous year. Other expense was $24,000 for the quarter ended October 31, 2005 compared to other expense of $9,000 for the same period of the previous year.

Liquidity and Capital Resources

As of October 31, 2005, we had cash and cash equivalents of $0.7 million, $3.6 million in short term investments, and working capital of $9.5 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $0.1 million for the three months ended October 31, 2005 compared to net cash outflow of $0.6 million for the same period of the previous year. The net operating cash outflow for the current period was primarily the result of an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The net operating cash outflow for the prior year period was primarily the result of an increase in accounts receivable and a reduction in accrued expenses, partially offset by a reduction in accounts payable.

Our investing activities resulted in a net cash outflow of $24,000 for the three months ended October 31, 2005 compared to a net cash outflow of $53,000 for the same period of the previous year. Cash used by investing activities for the three months ended October 31, 2005 and for the same period of the previous year were a result of net capital expenditures.

Our financing activities resulted in a cash inflow of $24,000 for the three months ended October 31, 2005 compared to a cash inflow of $19,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2005; resulting in an accumulated deficit of $45.4 million. During fiscal year 2005, cash and cash equivalents and short term investments decreased from $6.0 million to $4.5 million, primarily reflecting the operating loss incurred for fiscal year 2005.

The Company had income from continuing operations of $0.2 million for the three months ended October 31, 2005 versus income from operations of $0.1 million for the same period in the prior year. As of October 31, 2005, the Company had $4.3 million in cash and cash equivalents and short term investments in the United States available to fund operations.

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

Commitments and Contingencies

At October 31, 2005, the Company has outstanding commitments for inventory purchases under open purchase orders of approximately $752,000.

During fiscal year 2002, the Company entered into a lease termination agreement for its former facility in Memphis, Tennessee. A $1,400,000 declining balance letter of credit was issued to secure payments under the termination agreement. The balance on the letter of credit was paid off during the quarter ended October 31, 2004.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	Data communication equipment suppliers, such as Cisco Systems and 3COM;

•	Email management and web center software suppliers, such as eGain, Kana Communications, and Live Person; and

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

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

As of October 31, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,258,114 common shares, or 31.0% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

There were no changes in internal control over financial reporting that occurred during the 3 month period ending October 31, 2005.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

None.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Submission of Matters to a Vote of Security Holders

None.

Item 5. – Other Information

None.

Item 6. – Exhibits

(A) Exhibits

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

EON COMMUNICATIONS CORPORATION

Dated: December 15, 2005	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)