Form 10QSB
period 2006-01-31
EON COMMUNICATIONS CORP
filed 2006-03-17
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006.

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

13,402,667 shares of common stock, $0.01 par value, were outstanding as of February 28, 2006.

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED JANUARY 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	January 31, 2006	July 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694	$870
Marketable securities	2,800	3,600
Trade accounts receivable, net of allowance of $569 and $1,106, respectively	3,212	2,145
Trade accounts receivable - related party	48	19
Proceeds receivable from sale of discontinued operations	1,840	—
Notes receivable - related party	300	—
Inventories	2,210	2,155
Prepaid and other current assets	309	206
Current assets of discontinued operations	—	7,408

Total current assets	11,413	16,403

Property and equipment, net	361	434
Goodwill	21	21
Non-current assets of discontinued operations	—	271

Total assets	$11,795	$17,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$713	$703
Trade accounts payable - related party	79	157
Deferred acquisition payment	—	914
Accrued expenses and other	1,782	1,603
Current liabilities of discontinued operations	—	4,952

Total current liabilities	2,574	8,329

Minority interest of discontinued operations	—	1,145
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,079,567 and 13,579,957 shares issued, respectively)	14	13
Additional paid-in capital	54,969	54,455
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,260)	(45,372)
Accumulated other comprehensive income	—	61

Total stockholders’ equity	9,221	7,655

Total liabilities and stockholders’ equity	$11,795	$17,129

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
REVENUE
Net revenue	$2,964	$2,553	$6,136	$7,124

COST OF REVENUE
Cost of revenue	1,024	959	2,084	3,026

Gross profit	1,940	1,594	4,052	4,098

OPERATING EXPENSE
Selling, general and administrative	1,176	1,537	2,436	3,105
Research and development	577	775	1,258	1,641

Total operating expense	1,753	2,312	3,694	4,746

Income (loss) from continuing operations	187	(718)	358	(648)

Interest income	33	23	67	44
Other income (expense), net	(40)	19	(64)	10

Income (loss) from continuing operations before income taxes	180	(676)	361	(594)

Income tax expense	—	—	—	—

Income (loss) from continuing operations after income taxes	180	(676)	361	(594)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax and minority interest of $162, $164, $289 and $181, respectively	149	148	256	164
Gain on disposal of discontinued operations, net of tax of $20	278	—	278	—

Income from discontinued operations	427	148	534	164

Income (loss) before extraordinary item	607	(528)	895	(430)

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	—	217	—

Net income (loss)	$607	$(528)	$1,112	$(430)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$607	$(528)	$1,112	$(430)
Foreign currency translation adjustment	—	$—	8	$—

Comprehensive income (loss)	$607	$(528)	$1,120	$(430)

Weighted average shares outstanding:
Basic	13,402	12,836	13,291	12,898
Diluted	13,469	12,836	13,356	12,898

Basic income (loss) per share:
From continuing operations after income taxes	$0.02	$(0.05)	$0.03	$(0.04)
From discontinued operations, net of tax and minority interest	0.03	0.01	0.04	0.01
From extraordinary gain, net of income taxes	—	—	0.01	—

Basic income (loss) per share	$0.05	$(0.04)	$0.08	$(0.03)

Diluted income (loss) per share:
From continuing operations after income taxes	$0.02	$(0.05)	$0.03	$(0.04)
From discontinued operations, net of tax and minority interest	0.03	0.01	0.04	0.01
From extraordinary gain, net of income taxes	—	—	0.01	—

Diluted income (loss) per share	$0.05	$(0.04)	$0.08	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,112	$(430)
Change in operating assets and liabilities of discontinued operations	(173)	148
Minority interest of discontinued operations	217	141
Extraordinary gain	(217)	—
Gain on disposal of discontinued operations	(278)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	166	243
Provision of allowance for doubtful accounts	111	—
Loss on disposal of fixed assets	16	—
Changes in net assets and liabilities
Trade accounts receivable	(1,178)	342
Inventories	(55)	(254)
Prepaid and other current assets	(103)	18
Trade accounts payable	(31)	(92)
Trade accounts receivable/payable - related party	(107)	27
Accrued expenses and other	(27)	(192)

Net cash used in operating activities	(547)	(49)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(109)	(76)
Disposal of property and equipment	—	3
Notes receivable - related party	(300)	—
Sale of marketable securities	800	—
Cash used in business acquisition	—	(40)
Investing cash flows from discontinued operations	(44)	18

Net cash provided by (used in) investing activities	347	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	24	29
Financing activities from discontinued operations	—	(471)

Net cash provided by financing activities	24	(442)

Net decrease in cash and cash equivalents	(176)	(586)
Cash and cash equivalents, beginning of period	870	1,772

Cash and cash equivalents, end of period	$694	$1,186

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended January 31, 2006 and 2005

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2006 and for all periods presented.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company’s majority owned subsidiaries Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”) through December 31, 2005, the date of disposal, and Aelix Systems Incorporated (“Aelix”). All significant inter-company balances and transactions have been eliminated in consolidation.

On June 1, 2004, eOn acquired a controlling interest (54.14%) in Cortelco Shanghai, a provider of fiber optic transmission equipment, data communications systems, and network management software in China. On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai. Accordingly, the Company’s consolidated financial statements reflect the results of Cortelco Shanghai as discontinued operations.

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

2. Stock Compensation Plans

At January 31, 2006, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (ESPP), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a non-compensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net income (loss), as reported	$607	$(528)	$1,112	$(430)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(57)	(92)	(115)	(184)

Net income (loss), pro forma	$550	$(620)	$997	$(614)

Net income (loss) per share , basic
As reported	$0.05	$(0.04)	$0.08	$(0.03)
Pro forma	$0.04	$(0.05)	$0.08	$(0.05)

Net income (loss) per share , diluted
As reported	$0.05	$(0.04)	$0.08	$(0.03)
Pro forma	$0.04	$(0.05)	$0.07	$(0.05)

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

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owned a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued the remaining 471,501 shares valued at $490,361, as set forth in the purchase agreement. The value of the assets acquired exceeded the value of the stock issued therefore the Company realized an extraordinary gain on the purchase of $217,000 during the quarter ended October 31, 2005.

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 56.14% interest in Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to Statement of Financial Accounting Standards (“SAFS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, the segment disclosures required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” have been omitted as the Company is operating in only one segment subsequent to the disposal of Cortelco Shanghai.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. On December 31, 2005, the Company gave operating control to the purchaser and maintains no continuing interest, operating involvement or risk of incidence of ownership in the business. Additionally, management of Cortelco Shanghai ceased to report to the Company’s management and we do not have any other oversight or corporate governance responsibilities.

The Company recognized a gain on the disposal of discontinued operations of $278,000. The net sales proceeds of $1,800,000 and $40,000 in transaction costs paid on behalf of the purchaser have been recorded as a receivable as of January 31, 2006. Through March 17, 2006, proceeds of $1,798,000 have been received. The final payment representing a dividend for 2005 is expected to be received after Cortelco Shanghai files its tax return in April 2006.

Results of discontinued operations for the three and six months ended January 31, 2006 and 2005 follow (in thousands):

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
REVENUE
Net third party revenue	$1,526	$2,110	$3,662	$3,742
Net related party revenue	399	790	734	1,054

Total revenue	1,925	2,900	4,396	4,796

COST OF REVENUE
Third party cost of revenue	1,285	1,550	3,146	2,946
Related party cost of revenue	209	635	279	840

Total cost of revenue	1,494	2,185	3,425	3,786

Gross profit	431	715	971	1,010

OPERATING EXPENSE
Selling, general and administrative	136	435	451	712

Total operating expense	136	435	451	712

Income from continuing operations	295	280	520	298

Interest income	9	12	18	47
Other income, net	7	20	7	—

Income from continuing operations before income taxes	311	312	545	345

Income tax expense	(36)	(38)	(72)	(42)

Income from continuing operations before minority interest	275	274	473	303
Minority interest	(126)	(126)	(217)	(139)

Income from discontinued operations	$149	$148	$256	$164

5. Related Parties

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC) and

•	Spark Technology Corporation

The following represents related party transactions (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Purchases from CSHC and subsidiaries	$236	$216	$381	$421

The following represents related party balances (in thousands):

	January 31, 2006	July 31, 2005
Trade receivables from Spark Technology Corporation	$48	$19

Trade accounts receivable - related party	$48	$19

Payable to CII	$72	$51
Payable to Spark Technology Corporation	7	106

Trade accounts payable - related party	$79	$157

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

Spark Technology Corporation

Aelix performs engineering development projects for Spark Technology Corporation (“Spark”), a California company that is wholly owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Aelix has incurred approximately $78,000 of expenses on behalf of Spark during the six months ended January 31, 2006 (net of approximately $29,000 incurred by Spark engineers on behalf of eOn). Included in Accounts Receivable – Related Party is $48,223 owed eOn and Aelix by Spark on January 31, 2006.

Cortelco Shanghai also performs engineering development projects for Spark. Cortelco Shanghai has incurred expenses of approximately $62,000 on behalf of Spark during the six months ended January 31, 2006, respectively. At January 31, 2006, Spark owed Cortelco Shanghai $64,000, which is included in assets of discontinued operations.

Spark deposited $211,000 with the Company in China to pay for Spark expenses. As of January 31, 2006, the balance of this deposit/prepayment is $1,907. This balance is included in the Company’s balance sheet as Cash and offset in Trade Accounts Payable – Related Party.

On October 28, 2005, the Company entered into a non-binding Letter of Intent (“LOI”) to acquire Spark Spark designs and markets accessories for wireless telephones. It recently announced Cellstik, a small memory device that allows users to easily backup, enter, edit and transfer their cell phone contacts. The LOI is subject to negotiation of a definitive agreement, approval by the eOn Board of Directors and shareholders, completion of due diligence process and various other conditions. Subject to fulfillment of the various conditions, eOn has agreed to a purchase price of up to 8,933,000 common shares of eOn stock. eOn has also agreed to loan Spark up to $300,000 during the period prior to closing.

In accordance with the LOI, the Company loaned Spark $200,000 and $100,000 on November 14, 2005 and January 18, 2006, respectively to fund operating expenses. As of January 31, 2006, the Company has recorded notes receivable of $300,000 on the balance sheet. The principal amount of these notes, plus unpaid accrued interest at a rate of 6% per annum, are due and payable on May 31, 2006, unless the Spark letter of intent is not closed prior to March 31, 2006 or the letter of intent is otherwise terminated prior to March 31, 2006, then Spark shall repay the full amount borrowed, plus interest, no later than 60 days after the termination of the letter of intent.

6. Inventories

Inventories consist of the following (in thousands):

	January 31, 2006	July 31, 2005
Raw materials and purchased components	$740	$743
Finished goods	1,470	1,412

Total inventories	$2,210	$2,155

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

Information regarding the changes in the Company’s aggregate product warranty accrual included in accrued expenses and other, for the six months ended January 31, 2006 and 2005 is as follows (in thousands):

	Six Months Ended January 31,
	2006	2005
Beginning balance	$228	$300
Warranty cost incurred	(71)	(92)
Accrued warranty cost	49	122

Ending balance	$206	$330

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the six months ended January 31, 2006 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655
Net income	—	—	—	—	—	1,112	—	1,112
Translation adjustment	—	—	—	—	—	—	(61)	(61)
Issuance of common stock under employee stock purchase plan	28,109	—	24	—	—	—	—	24
Issuance of stock for deferred acquisition payment	471,501	1	490	—	—	—	—	491

Balance at January 31, 2006	14,079,567	$14	$54,969	(676,900)	$(1,502)	$(44,260)	$—	$9,221

9. Commitments and Contingencies

At January 31, 2006, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $690,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

10. Equity Incentive Plans

The status of the Company’s stock option plans as of January 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2005	1,572,844	$4.27
Granted	—	—
Exercised	—	—
Cancelled	(50,316)	1.96

Options outstanding, January 31, 2006	1,522,528	$4.34

Options exercisable January 31, 2006	1,288,686	$4.65

Exercise price range	$0.28 -$24.25

Options available for grant, January 31, 2006	603,267

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

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owned a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued the remaining 471,501 shares valued at $490,361, as set forth in the purchase agreement. The value of the assets acquired exceeded the value of the stock issued therefore the Company realized an extraordinary gain on the purchase of $217,000 during the quarter ended October 31, 2005.

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 56.14% interest in Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to Statement of Financial Accounting Standards (“SAFS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, the segment disclosures required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” have been omitted as the Company is operating in only one segment subsequent to the disposal of Cortelco Shanghai.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. On December 31, 2005, the Company gave operating control to the purchaser and maintains no continuing interest, operating involvement or risk of incidence of ownership in the business. Additionally, management of Cortelco Shanghai ceased to report to the Company’s management and we do not have any other oversight or corporate governance responsibilities.

The Company recognized a gain on the disposal of discontinued operations of $278,000. The net sales proceeds of $1,800,000 and $40,000 in transaction costs paid on behalf of the purchaser have been recorded as a receivable as of January 31, 2006. Through March 17, 2006, proceeds of $1,798,000 have been received. The final payment representing a dividend for 2005 is expected to be received after Cortelco Shanghai files its tax return in April 2006.

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

Allowance for Uncollectible Accounts Receivable

We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationships with our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. During the quarter ended January 31, 2006, we wrote-off approximately $648,000 in accounts receivable which had been previously reserved. Accordingly, when the balances were written off, we simultaneously reduced our gross outstanding accounts receivable and the allowance for doubtful accounts.

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees” and related interpretations in accounting for stock options. Under “fixed plan” accounting in APB 25, because the exercise price of the Company’s options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted pro forma disclosures of SFAS 123.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

Results of Operations

For the Three Months Ended January 31, 2006 compared to the Three Months Ended January 31, 2005

Net Revenue

Net revenue increased approximately 16% to $3.0 million for the three months January 31, 2006 compared to $2.6 million for the same period of the previous year. The increase reflects an increase in Millennium revenue of $0.2 million and an increase in eQueue revenue of $0.2 million over the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Cost of revenue increased approximately 7% to $1.0 million for the three months ended January 31, 2006 from $0.9 million for the same period of the previous year, as a result of higher revenue.

eQueue gross profit increased $0.2 million and Millennium gross profit increased $0.1 million over the same period last year as a result of higher revenues and improved gross margin. Gross margin increased to approximately 65% for the three months ended January 31, 2006 compared with gross margin of approximately 62% for the same period of the previous year. This increase was primarily due to sales mix, as lower margin Millennium products represented a smaller portion of the total gross profit.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 23% to $1.2 million for the three months ended January 31, 2006, from $1.5 million for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce), travel costs, professional fees and marketing expenses, partially offset by higher bad debt expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 26% to $0.6 million for the three months ended January 31, 2006 from $0.8 million for the same period of the previous year. The reduction primarily reflects reduced employee compensation resulting from shifting a portion of our engineering workforce from the United States to India.

Interest and other income and expense

Interest income was $33,000 for the three months ended January 31, 2006 compared to $23,000 for the same period of the previous year. The increase in interest income is a result of better returns on our short-term marketable securities due to the rise in interest rates over the previous year. Other expense was $40,000 for the quarter ended January 31, 2006 compared to other income of $19,000 for the same period of the previous year. Other expense for the three months January 31, 2006 reflects higher franchise taxes and a loss incurred to close down our Korean operations. Other income for the three months ended January 31, 2005 includes a reversal of a previously reserved balance established for a vendor who emerged successfully from bankruptcy.

For the Six Months Ended January 31, 2006 compared to the Six Months Ended January 31, 2005

Net Revenue

Net revenue decreased approximately 14% to $6.1 million for the six months January 31, 2006 compared to $7.1 million for the same period of the previous year. The decrease reflects a decrease in Millennium revenue of $1.1 million, partially offset by an increase in eQueue revenue of $0.1 million over the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 1% to $4.0 million for the six months ended January 31, 2006 from $4.1 million for the same period of the previous year, as a result of lower revenue, substantially offset by higher margins.

Millennium gross profit decreased $0.2 million partially offset by an increase in eQueue gross profit of $0.1 million over the same period last year. Gross margin increased to approximately 66% for the six months ended January 31, 2006 compared with gross margin of approximately 58% for the same period of the previous year. This increase was primarily due to sales mix, lower margin Millennium products represented a smaller portion of the total gross profit year over year.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 22% to $2.4 million for the six months ended January 31, 2006, from $3.1 million for the same period of the previous year. The improvement reflects lower salaries and benefits costs (resulting from reductions in workforce), travel costs, lower advertising and marketing expense, partially offset by higher bad debt expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 23% to $1.3 million for the six months ended January 31, 2006 from $1.6 million for the same period of the previous year. The reduction primarily reflects reduced employee compensation and travel resulting from shifting a portion of our engineering workforce from the United States to India.

Interest and other income and expense

Interest income was $67,000 for the six months ended January 31, 2006 compared to $44,000 for the same period of the previous year. The increase in interest income is a result of better returns on our short-term marketable securities due to the rise in interest rates over the previous year. Other expense was $64,000 for the six months ended January 31, 2006 compared to other income of $10,000 for the same period of the previous year. Other expense for the six months January 31, 2006 reflects higher franchise taxes and a loss incurred to close down our Korean operations. Other income for the six months ended January 31, 2005 includes a reversal of a previously reserved balance established for a vendor who emerged successfully from bankruptcy.

Liquidity and Capital Resources

As of January 31, 2006, we had cash and cash equivalents of $0.7 million, $2.8 million in short-term investments, and working capital of $8.8 million. Our short-term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $0.5 million for the six months ended January 31, 2006 compared to a net cash outflow of $0.1 million for the same period of the previous year. The net operating cash outflow for the current period was primarily the result of net income, net of non cash items, partially offset by increased accounts receivable. The net operating cash provided for the prior year period was primarily the result of net loss, net of non cash items increased inventory and increased accrued expense, partially offset by reduced trade accounts receivable.

Our investing activities resulted in a net cash inflow of $0.3 million for the six months ended January 31, 2006 compared to a net cash outflow of $0.1 million for the same period of the previous year. Cash provided by investing activities for the six months ended January 31, 2006 were a result of sales of marketable securities, partially offset by capital expenditures. Cash used for the six months ended January 31, 2005 were a result of net capital expenditures.

Our financing activities resulted in a cash inflow of $24,000 for the six months ended January 31, 2006 compared to a cash outflow of $0.4 million for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to financing activities from discontinued operations partially offset by purchases under the Employee Stock Purchase Plan.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2005 resulting in an accumulated deficit of $45.4 million. During fiscal year 2005, cash and cash equivalents and short-term investments decreased from $6.0 million to $4.5 million, primarily reflecting the operating loss incurred for fiscal year 2005.

The Company had income from continuing operations of $0.4 million for the six months ended January 31, 2006 versus a loss from continuing operations of $0.6 million for the same period in the prior year. As of January 31, 2006, the Company had $3.5 million in cash and cash equivalents and short-term investments in the United States available to fund operations. As of January 31, 2006, the Company also had a $1.8 million receivable from the sale of Cortelco Shanghai which is expected to be converted to cash during this next quarter.

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

Commitments and Contingencies

At January 31, 2006, the Company has outstanding commitments for inventory purchases under open purchase orders of approximately $690,000.

On October 28, 2005, the Company entered into a non-binding Letter of Intent (“LOI”) to acquire Spark Technology Corporation (“Spark”). Spark designs and markets accessories for wireless telephones. It recently announced Cellstik, a small memory device that allows users to easily backup, enter, edit and transfer their cell phone contacts. The LOI is subject to negotiation of a definitive agreement, approval by the eOn Board of Directors and shareholders, completion of due diligence process and various other conditions. Subject to fulfillment of the various conditions, eOn has agreed to a purchase price of up to 8,933,000 common shares of eOn stock. eOn has also agreed to loan Spark up to $300,000 during the period prior to closing.

In accordance with the LOI, the Company loaned Spark $200,000 and $100,000 on November 14, 2005 and January 18, 2006, respectively to fund operating expenses. As of January 31, 2006, the Company has recorded notes receivable of $300,000 on the balance sheet. The principal amount of these notes, plus unpaid accrued interest at a rate of 6% per annum, are due and payable on May 31, 2006, unless the Spark acquisition is not completed.

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

As of January 31, 2006 our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,258,114 common shares, or 31.0% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Item 3. – Controls and Procedures

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

There were no changes in internal control over financial reporting that occurred during the three month period ending January 31, 2006.

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

EON COMMUNICATIONS CORPORATION

Dated: March 17, 2006	\s\ Stephen R. Bowling
Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)