Form 10QSB
period 2006-04-30
EON COMMUNICATIONS CORP
filed 2006-06-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006.

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

13,451,231 shares of common stock, $0.01 par value, were outstanding as of May 31, 2006.

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED APRIL 30, 2006

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at April 30, 2006 (unaudited) and July 31, 2005	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2006 and 2005 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	April 30, 2006	July 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$912	$870
Marketable securities	5,750	3,600
Trade accounts receivable, net of allowance of $555 and $1,106, respectively	2,091	2,145
Trade accounts receivable - related party	80	19
Proceeds receivable from sale of discontinued operations	40	—
Inventories	2,032	2,155
Prepaid and other current assets	351	206
Current assets of discontinued operations	—	7,408

Total current assets	11,256	16,403

Property and equipment, net	286	434
Goodwill	21	21
Investments	301	—
Non-current assets of discontinued operations	—	271

Total assets	$11,864	$17,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$536	$703
Trade accounts payable - related party	89	157
Deferred acquisition payment	—	914
Accrued expenses and other	1,664	1,603
Current liabilities of discontinued operations	—	4,952

Total current liabilities	2,289	8,329

Minority interest of discontinued operations	—	1,145
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,128,131 and 13,579,957 shares issued, respectively)	14	13
Additional paid-in capital	55,029	54,455
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(43,966)	(45,372)
Accumulated other comprehensive income	—	61

Total stockholders’ equity	9,575	7,655

Total liabilities and stockholders’ equity	$11,864	$17,129

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
REVENUE
Net revenue	$3,047	$2,942	$9,183	$10,066

COST OF REVENUE
Cost of revenue	1,107	1,042	3,191	4,068

Gross profit	1,940	1,900	5,992	5,998

OPERATING EXPENSE
Selling, general and administrative	1,074	1,747	3,510	4,852
Research and development	643	771	1,901	2,412
Other (income) expense, net	(1)	23	63	13

Total operating expense	1,716	2,541	5,474	7,277

Income (loss) from continuing operations	224	(641)	518	(1,279)

Interest income	45	24	112	68

Income (loss) from continuing operations before income taxes	269	(617)	630	(1,211)

Income tax expense	—	—	—	—

Income (loss) from continuing operations after income taxes	269	(617)	630	(1,211)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax and minority interest of $0, $86, $289 and $95, respectively	—	(79)	256	85
Gain on disposal of discontinued operations, net of tax of $0, $0, $20 and $0, respectively	25	—	303	—

Income (loss) from discontinued operations	25	(79)	559	85

Income (loss) before extraordinary item	294	(696)	1,189	(1,126)

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	—	217	—

Net income (loss)	$294	$(696)	$1,406	$(1,126)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$294	$(696)	$1,406	$(1,126)
Foreign currency translation adjustment	—	—	8	—

Comprehensive income (loss)	$294	$(696)	$1,414	$(1,126)

Weighted average shares outstanding:
Basic	13,424	12,859	13,309	12,838
Diluted	13,587	12,859	13,394	12,838

Basic income (loss) per share:
From continuing operations after income taxes	$0.02	$(0.04)	$0.05	$(0.10)
From discontinued operations, net of tax and minority interest	—	(0.01)	0.04	0.01
From extraordinary gain, net of income taxes	—	—	0.02	—

Basic income (loss) per share	$0.02	$(0.05)	$0.11	$(0.09)

Diluted income (loss) per share:
From continuing operations after income taxes	$0.02	$(0.04)	$0.05	$(0.10)
From discontinued operations, net of tax and minority interest	—	(0.01)	0.04	0.01
From extraordinary gain, net of income taxes	—	—	0.02	—

Diluted income (loss) per share	$0.02	$(0.05)	$0.11	$(0.09)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,406	$(1,126)
Change in operating assets and liabilities of discontinued operations	(173)	452
Minority interest of discontinued operations	217	72
Extraordinary gain	(217)	—
Gain on disposal of discontinued operations	(303)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236	360
Provision of allowance for doubtful accounts	85	166
Loss on disposal of fixed assets	16	—
Changes in net assets and liabilities
Trade accounts receivable	(31)	(21)
Inventories	123	(16)
Prepaid and other current assets	(145)	(131)
Trade accounts payable	(167)	(180)
Trade accounts receivable/payable - related party	(145)	188
Accrued expenses and other	(145)	(243)

Net cash provided by (used in) operating activities	757	(479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104)	(111)
Disposals of property and equipment	—	11
Investment in Chinese joint venture	(1)	—
Notes receivable - related party	(300)	—
Purchases of marketable securities	(2,950)	—
Sale of marketable securities	800	600
Cash used in business acquisition	—	(40)
Proceeds from disposal of discontinued operations	1,800	—
Investing activities from discontinued operations	(44)	(169)

Net cash provided by (used in) investing activities	(799)	291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	84	68
Financing activities from discontinued operations	—	(471)

Net cash provided by (used in) financing activities	84	(403)

Net increase (decrease) in cash and cash equivalents	42	(591)
Cash and cash equivalents, beginning of period	870	1,772

Cash and cash equivalents, end of period	$912	$1,181

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended April 30, 2006 and 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2006 and for all periods presented.

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

2. Stock Compensation Plans

At April 30, 2006, the Company had three stock-based compensation plans for employees and an Employee Stock Purchase Plan (“ESPP”), which are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a non-compensatory plan under APBO No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share information):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net income (loss), as reported	$294	$(696)	$1,406	$(1,126)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(81)	(92)	(243)	(276)

Net income (loss), pro forma	$213	$(788)	$1,163	$(1,402)

Net income (loss) per share , basic
As reported	$0.02	$(0.05)	$0.11	$(0.09)
Pro forma	$0.02	$(0.06)	$0.09	$(0.11)

Net income (loss) per share , diluted
As reported	$0.02	$(0.05)	$0.11	$(0.09)
Pro forma	$0.02	$(0.06)	$0.09	$(0.11)

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 generally using the following weighted average assumptions; dividend yield 0.0%, expected volatility 100%, average risk free interest rate approximately 4.50%, and expected life of 7 years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APBO No. 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 56.14% interest in Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the segment disclosures required by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information have been omitted as the Company is operating in only one segment subsequent to the disposal of Cortelco Shanghai.

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

The Company has recognized a gain on the disposal of discontinued operations of $303,000. The net sales proceeds of $1,800,000 and $40,000 in transaction costs paid on behalf of the purchaser were recorded as a receivable as of January 31, 2006. During March 2006, the Company received proceeds totaling $1,800,000 after Cortelco Shanghai received the necessary approvals from the People’s Republic of China (“PRC”) Central Bank. The final payment of approximately $89,000, representing a dividend for 2005 has not yet been approved by the PRC Central Bank, pending review of Cortelco Shanghai’s 2005 income tax filing. An accounts payable balance of $49,000 payable to Cortelco Shanghai has been offset against the dividend receivable. Results of discontinued operations for the three months ended April 30, 2005 and nine months ended April 30, 2006 and 2005 follow (in thousands):

	Three Months Ended April 30, 2005	Nine Months Ended April 30,
		2006	2005
REVENUE
Net third party revenue	$1,049	$3,662	$4,791
Net related party revenue	730	734	1,784

Total revenue	1,779	4,396	6,575

COST OF REVENUE
Third party cost of revenue	958	3,146	3,904
Related party cost of revenue	574	279	1,414

Total cost of revenue	1,532	3,425	5,318

Gross profit	247	971	1,257

OPERATING EXPENSE
Selling, general and administrative	473	451	1,185

Total operating expense	473	451	1,185

Income (loss) from continuing operations	(226)	520	72

Interest income	9	18	36
Other income, net	52	7	72

Income (loss) from continuing operations before income taxes	(165)	545	180

Income tax expense	19	(72)	(23)

Income (loss) from continuing operations before minority interest	(146)	473	157
Minority interest	67	(217)	(72)

Income (loss) from discontinued operations	$(79)	$256	$85

5. Related Parties

The Company is affiliated with the following entities through common stockholder ownership:

•	Cortelco Systems Holding Corporation (“CSHC”);

•	Cortelco International, Inc. (“CII”, subsidiary of CSHC);

•	Cortelco Canada (“CC”, subsidiary of CSHC) and

•	Spark Technology Corporation

The following represents related party transactions (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Purchases from CSHC and subsidiaries	$224	$192	$636	$613

The following represents related party balances (in thousands):

	April 30, 2006	July 31, 2005
Trade receivables from Spark Technology Corporation	$80	$19

Trade accounts receivable - related party	$80	$19

Payable to CII	$86	$56
Payable to Spark Technology Corporation	3	101

Trade accounts payable - related party	$89	$157

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC.

Spark Technology Corporation

Aelix performs engineering development projects for Spark Technology Corporation (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and a major shareholder of eOn. Aelix has incurred approximately $135,000 of expenses on behalf of Spark during the nine months ended April 30, 2006 (net of approximately $33,000 incurred by Spark engineers on behalf of eOn). Additionally, Spark has paid approximately $18,000 during the nine months ended April 30, 2006 for engineering project management services, in accordance with an agreement with Company.

Cortelco Shanghai performed engineering development projects for Spark. For the nine months ended April 30, 2006 and the six months ended January 31, 2006, Cortelco Shanghai incurred expenses of approximately $137,000 on behalf of Spark. As of April 30, 2006, all amounts owed have been paid by Spark.

In April 2005, Spark deposited $211,000 with the Company in China to pay for Spark expenses. The balance is included in the Company’s balance sheet as Cash and offset in Trade Accounts Payable – Related Party. As of April 30, 2006, this deposit/prepayment has been fully depleted.

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark was to discontinue operations or be liquidated, David Lee would repurchase the shares for $300,000 within 60 days.

6. Inventories

Inventories consist of the following (in thousands):

	April 30, 2006	July 31, 2005
Raw materials and purchased components	$777	$743
Finished goods	1,255	1,412

Total inventories	$2,032	$2,155

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

Information regarding the changes in the Company’s aggregate product warranty accrual included in accrued expenses and other is as follows (in thousands):

	Nine Months Ended April 30,
	2006	2005
Beginning balance	$228	$300
Warranty cost incurred	(109)	(125)
Accrued warranty cost	86	177

Ending balance	$205	$352

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2006 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655
Net income	—	—	—	—	—	1,406	—	1,406
Translation adjustment	—	—	—	—	—	—	(61)	(61)
Issuance of common stock for employee stock options	29,521	—	41	—	—	—	—	41
Issuance of common stock under employee stock purchase plan	47,152	—	43	—	—	—	—	43
Issuance of stock for deferred acquisition payment	471,501	1	490	—	—	—	—	491

Balance at April 30, 2006	14,128,131	$14	$55,029	(676,900)	$(1,502)	$(43,966)	$—	$9,575

9. Commitments and Contingencies

At April 30, 2006, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $851,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

10. Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of losses during the years 2000 through 2005, the Company has available net operating loss (“NOL”) carry forwards of $20.1 million. To the extent that net operating income exists, the Company expects to utilize NOL carry forwards to offset any ordinary taxable income for the year ended July 31, 2006.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carry forward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax assets. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes for current income.

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

11. Equity Incentive Plans

The status of the Company’s stock option plans as of April 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2005	1,572,844	$4.27
Granted	87,000	1.25
Exercised	(29,521)	1.33
Cancelled	(308,358)	6.59

Options outstanding, April 30, 2006	1,321,965	$3.60

Options exercisable April 30, 2006	1,012,453	$4.04

Exercise price range	$0.28 - $24.25

Options available for grant, April 30, 2006	769,918

12. Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. Potentially dilutive securities of 162,565 and 84,509 for the quarter and nine months ended April 30, 2006, respectively have been used in the computation of diluted earnings per share. For the quarter and nine months ended April 30, 2005, potentially dilutive securities have been excluded from the computation of earnings per share since the Company has losses from continuing operations for these periods and their effect would have been antidilutive.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that is discussed below. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our condensed financial statements and the notes included thereto.

Overview

eOn Communications Corporation is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, our solutions enable our customers to easily leverage advanced technologies in order to communicate more effectively. Our offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether our customers are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers proven, IP-ready products that will improve business performance.

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

During the quarter ended October 31, 2005, the Company committed to a plan to sell its 56.14% interest in Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the segment disclosures required by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information have been omitted as the Company is operating in only one segment subsequent to the disposal of Cortelco Shanghai.

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

The Company has recognized a gain on the disposal of discontinued operations of $303,000. The net sales proceeds of $1,800,000 and $40,000 in transaction costs paid on behalf of the purchaser were recorded as a receivable as of January 31, 2006. During March 2006, the Company received proceeds totaling $1,800,000 after Cortelco Shanghai received the necessary approvals from the People’s Republic of China (“PRC”) Central Bank. The final payment of approximately $89,000, representing a dividend for 2005 has not yet been approved by the PRC Central Bank, pending review of Cortelco Shanghai’s 2005 income tax filing. An accounts payable balance of $49,000 payable to Cortelco Shanghai has been offset against the dividend receivable.

Spark Technology

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark was to discontinue operations or be liquidated, David Lee would repurchase the shares for $300,000 within 60 days.

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

Allowance for Uncollectible Accounts Receivable

We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis, which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationships with our customers, and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. During the nine months ended April 30, 2006, we have written off approximately $0.6 million in accounts receivable which had been previously reserved. Accordingly, when the balances were written off, we simultaneously reduced our gross outstanding accounts receivable and the allowance for doubtful accounts.

Stock Compensation

The Company has elected to follow APBO No. 25 and related interpretations in accounting for stock options. Under “fixed plan” accounting in APBO No. 25, no compensation expense is recognized because the exercise price of the Company’s options equals the market price of the underlying stock on the date of grant. The Company has adopted pro forma disclosures of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APBO No. 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of losses during the years 2000 through 2005, we have available net operating loss (“NOL”) carry forwards of $20.1 million. To the extent that net operating income exists, we expect to utilize NOL carry forwards to offset any ordinary taxable income for the year ended July 31, 2006.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carry forward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax assets. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes for current income.

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

Results of Operations

For the Three Months Ended April 30, 2006 compared to the Three Months Ended April 30, 2005

Net Revenue

Net revenue increased approximately 4% to $3.0 million for the three months April 30, 2006 compared to $2.9 million for the same period of the previous year. The increase reflects higher eQueue revenue over the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Cost of revenue increased approximately 6% to $1.1 million for the three months ended April 30, 2006 from $1.0 million for the same period of the previous year, as a result of increased eQueue sales.

eQueue gross profit increased over the same period last year as a result of higher revenues, partially offset by slightly lower margins. Millennium gross profit decreased over the same period last year as a result of lower revenues and lower margins. Gross margin decreased to approximately 64% for the three months ended April 30, 2006 compared with gross margin of approximately 65% for the same period of the previous year. This decrease reflects a decline in Millennium margins and a change in revenue mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 39% to $1.1 million for the three months ended April 30, 2006, from $1.7 million for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce), lower travel costs, reduced professional fees and lower marketing expenses over the same period of the previous year.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 17% to $0.6 million for the three months ended April 30, 2006 from $0.8 million for the same period of the previous year. The reduction primarily reflects reduced employee compensation resulting from shifting a portion of our engineering workforce from the United States to India.

Other Income and Expense

Other income was $1,000 for the quarter ended April 30, 2006 compared to other expense of $23,000 for the same period of the previous year. The improvement reflects reduced franchise taxes, currency exchange gains during 2006 and a loss on disposal of fixed assets during the period of the previous year.

Interest Income

Interest income was $45,000 for the three months ended April 30, 2006 compared to $24,000 for the same period of the previous year. The increase is a result of better returns on our short-term marketable securities due to the rise in interest rates and an increase in investment balances over the previous year.

For the Nine Months Ended April 30, 2006 compared to the Nine Months Ended April 30, 2005

Net Revenue

Net revenue decreased approximately 9% to $9.2 million for the nine months April 30, 2006 compared to $10.1 million for the same period of the previous year. The decrease reflects a decrease in Millennium revenue, partially offset by higher eQueue revenue over the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit for the nine months ended April 30, 2006 was unchanged compared to the same period of the previous year.

eQueue gross profit increased over the same period last year reflecting an improvement in margins. Millennium gross profit decreased over the same period last year as a result of lower margins. Gross margin increased to approximately 65% for the nine months ended April 30, 2006 compared with gross margin of approximately 60% for the same period of the previous year. This increase was primarily due to sales mix, higher margin eQueue products represented a higher portion of the total gross profit year over year.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 28% to $3.5 million for the nine months ended April 30, 2006, from $4.9 million for the same period of the previous year. The improvement reflects lower salaries and benefits costs (resulting from reductions in workforce), reduced travel costs and lower advertising and marketing expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 21% to $1.9 million for the nine months ended April 30, 2006 from $2.4 million for the same period of the previous year. The reduction primarily reflects reduced employee compensation and travel resulting from shifting a portion of our engineering workforce from the United States to India.

Other Income and Expense

Other expense was $63,000 for the nine months ended April 30, 2006 compared to $13,000 for the same period of the previous year. The increase primarily reflects higher franchise taxes and a loss incurred to close down our Korean operations.

Interest Income

Interest income was $112,000 for the nine months ended April 30, 2006 compared to $68,000 for the same period of the previous year. The increase is a result of better returns on our short-term marketable securities due to the rise in interest rates and an increase in investment balances over the previous year.

Liquidity and Capital Resources

As of April 30, 2006, we had cash and cash equivalents of $0.9 million, $5.8 million in short-term investments, and working capital of $9.0 million. Our short-term investments are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash inflow of $0.8 million for the nine months ended April 30, 2006 compared to a net cash outflow of $0.5 million for the same period of the previous year. Cash provided by operations for the current period was primarily the result of net income, net of non cash items, and reduced inventory, partially offset by reduced trade accounts payable and accrued expenses and increased prepaid and other. Cash used by operations for the comparable period of the previous year was primarily the result of net loss, net of non cash items, lower accounts payable and accrued expense, partially offset by reduced related party trade accounts receivable.

Our investing activities resulted in a net cash outflow of $0.8 million for the nine months ended April 30, 2006 compared to a net cash inflow of $0.3 million for the same period of the previous year. Cash used in investing activities for the current period was primarily the result of purchases of marketable securities, cash advanced for notes receivable and capital spending, partially offset by proceeds from discontinued operations and proceeds from selling marketable securities. Cash provided by investing activities for the comparable period of the previous year was primarily the result of sales of marketable securities, offset by investing activities from discontinued operations and capital spending.

Our financing activities resulted in a cash inflow of $84,000 for the nine months ended April 30, 2006 compared to a cash outflow of $0.4 million for the same period of the previous year. Cash provided by financing activities in the current period were a result of purchases under the Employee Stock Purchase Plan and proceeds from options exercised under our Equity Incentive Plans. Cash used in financing activities for the comparable period of the previous year reflects financing activities from discontinued operations partially offset by purchases under the Employee Stock Purchase Plan.

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

The Company had income from continuing operations of $0.6 million for the nine months ended April 30, 2006 versus a loss from continuing operations of $1.2 million for the same period in the prior year. As of April 30, 2006, the Company had $6.7 million in cash and cash equivalents and short-term investments in the United States available to fund operations.

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

Commitments and Contingencies

Purchase Commitments

At April 30, 2006, the Company has outstanding commitments for inventory purchases under open purchase orders of approximately $851,000.

Operating Leases

Since July 31, 2005, the Company has entered into the following operating leases to replace space previously leased in these locations.

On November 28, 2005, the Company entered into a five year operating lease for 5,000 square feet of office space in Bangalore, India. The lease term begins January 1, 2006 and expires on December 31, 2010. Annual lease payments are approximately $30,600.

On December 26, 2005, the Company entered into a two year operating lease for 1,520 square feet of office space in Shanghai, China. The lease commenced on January 16, 2006 and expires on December 31, 2007. Annual lease payments are approximately $15,576.

On April 5, 2006, the Company entered into a three year operating lease for 4,171 square feet of office space in Beijing, China. The lease term began on May 7, 2006 and expires on June 1, 2006. Annual lease payments are approximately $67,836.

Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark was to discontinue operations or be liquidated, David Lee would repurchase the shares for $300,000 within 60 days.

Litigation, Claims and Assessments

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks and Aspect Communications;

•	Data communication equipment suppliers, such as Cisco Systems and 3COM;

•	Email management and web center software suppliers, such as eGain Communications, Kana Communications, and RightNow Technologies;

•	IP telephony solution providers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens and

•	Customer relationship management (CRM) suppliers such as Oracle and SalesForce.com.

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

Actions by our competitors could result in price reductions, reduced margins and loss of market share, any of which would adversely affect our business. We cannot assure you that we will be able to compete successfully against these competitors.

If we cannot maintain our indirect sales channels our ability to generate revenue would be adversely affected.

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

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from six to twelve months for our eQueue products and from one to six months for our Millennium voice switching platform. The purchase of our products may involve a significant commitment of our customers’ time, personnel, and financial and other resources. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value added resellers.

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

We depend upon our third party contract manufacturers. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

There were no changes in internal control over financial reporting that occurred during the three month period ended April 30, 2006.

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

EON COMMUNICATIONS CORPORATION

/s/ Stephen R. Bowling
Dated: June 14, 2006	Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)