Form 10KSB
period 2006-07-31
EON COMMUNICATIONS CORP
filed 2006-10-30
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2006

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

The revenues for the year ended July 31, 2006, the most recent fiscal year, were $12,014,000.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $12,405,362 based upon the closing sale price as reported by the NASDAQ Stock Market on September 30, 2006. The number of outstanding non-affiliate shares of the registrant’s $0.001 par value common stock was 9,542,586 as of September 30, 2006.

13,461,276 shares of Common Stock, par value $0.001, were outstanding as of September 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART 1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 6. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 7.

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers proven, IP-ready products that improve business performance.

Company Solutions

Enterprise IP Telephony

The Millennium™ Converged Communications Platform is a proven solution for small and medium-sized installations. Blending support for VoIP, digital communications and Computer Telephony Integration (CTI) technology into one diverse telephony server platform, the Millennium’s unmatched adaptability and flexibility make it ideal for multi-site networks such as school systems, multi-tenant services, professional offices, distribution facilities, and retail stores. The Millennium provides integrated voice mail, unified messaging, fax messaging and an array of advanced desktop telephones to help employees work more efficiently, access information more easily, and serve customers better.

Contact Center

The universal multi-media queuing capability of the eQueue™ enables contact centers to more efficiently interact with their customers regardless of the communications media. eQueue applications include multi-media routing of all interaction types with rich Automatic Call Distributors (ACD) functionality, complete telephony capability, email, Web chat and Web collaboration, integrated voice response, voice mail with unified messaging, fax messaging, quality assurance recording and a complete range of desktop devices and applications. eQueue enables improved customer service and loyalty, increased agent productivity and lower cost of ownership.

The Company’s principal executive offices are located at 4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144. The telephone number at that address is (770) 423-2200. The Company also has offices located in San Jose, CA; Shanghai, PRC; Beijing, PRC; and Bangalore, India.

BACKGROUND

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

On June 1, 2004 eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China. After working with Cortelco Shanghai, we concluded that our direct eOn sales team better fit our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive. On December 31, 2005, the Company sold Cortelco Shanghai to the minority holder, and members of management of Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations in accordance with generally accepted accounting principals in the United States.

During fiscal year 2005, the company acquired Aelix Systems Inc. (“Aelix”). Located in Bangalore, India, Aelix is a developer of telecommunications systems and applications based on internet protocol (IP) technology.

BUSINESS OVERVIEW

eOn focuses its resources on developing and marketing products that help businesses communicate more effectively and efficiently with their customers. Communications technology is a critical factor for businesses in their effort to gain a competitive edge. To enable businesses to succeed in this area, eOn offers the Millennium Converged Communications Platform and the eQueue Multimedia Contact Center Solution.

Millennium Converged Communications Platform

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

The Millennium offers a broad selection of telephones and desktop appliances to meet the communications needs of any employee. Multiple models of VoIP and traditional phones as well as button expansion modules are offered that provide easy access to the Millennium’s sophisticated call processing features.

•	Advanced Call Routing

The Millennium offers a rich collection of sophisticated call routing features necessary to intelligently route calls to the appropriate resource throughout the enterprise. Call routing plans can be simple or complex depending on business requirements. The Millennium supports up to 64 call routing plans with each plan allowing for 60 different sequences of instructions for customized call handling needs.

•	Flexible Networking Options

The Millennium offers cost-effective results oriented solutions for a variety of unique networking applications. From campus environments to distributed call centers, the Millennium provides networking capabilities and unmatched data connectivity in industries where a communications hub is required to provide a central point of entry into a system or network.

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

Millennium Business Benefits

Business communications powered by the Millennium Converged Communications Platform give employees productivity enhancing features that enable new levels of collaboration and productivity. All forms of networking technology are supported, including VoIP, digital as well as traditional. This gives enterprises the option to deploy advanced technologies and, at the same time, preserve investment in legacy applications and investments. Lastly, since the Millennium system offers a wide variety of advanced communications solutions, enterprises can invest in one comprehensive platform that meets the needs of the entire enterprise. This lowers the total cost of ownership and simplifies ongoing administrative and expansion needs.

eQueue Multi-Media Contact Center Solution

The award-winning eQueue® Multi-Media Contact Center is our proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

STRATEGY

eOn will continue to work towards being a recognized global leader in providing comprehensive enterprise communications and contact center solutions. Key elements of our strategy for future growth are as follows:

•	Expand International Market Presence

eOn has had success in recent years penetrating international markets. Examples include deployment of eQueue and Millennium systems in China and Korea. The anticipated growth rates for both enterprise communications and contact center solutions, specifically in China, are much greater than those in more traditional markets such as North America and Europe. eOn has established an operation and a customer base in China and will continue to invest in both product, infrastructure and partnerships necessary to capitalize on this emerging market opportunity.

•	Provide Migration Paths to Encourage Millennium Customer VoIP Adoption

Of the thousands of Millennium customers many require that they be able to support more VoIP based applications. Since the Millennium has an architecture that supports traditional TDM switching and IP-based transmission technology, eOn is able to provide a solution that allows customers to migrate to IP at their own pace and ultimately reap the cost savings and business performance enhancement benefits of converged networks. eOn offers customer migration programs to encourage IP adoption, that preserve a customer’s existing investment in the Millennium system. We believe this will lead to both short-term and long-term growth.

•	Grow Our eQueue Business

In spite of the maturity of the market, we believe excellent opportunities lie with our eQueue Multi-Media Contact Center Solution in North America. We believe we have an architectural advantage over other companies that will enable eOn to capture market share. We will also continue to broaden our core product offering to enhance our ability to win competitive bids. Today, eOn offers one of the most comprehensive solutions available, and we will continue to broaden our product line to maintain this competitive advantage.

•	Opportunistically Explore Emerging Market Opportunities

As exemplified by the Company’s option to purchase Spark Technology that was finalized in fiscal year 2006, eOn will actively pursue merger and acquisition options that will favorably position shareholders to participate in emerging market opportunities.

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

Millennium Converged Communications Platform

The Millennium is a comprehensive, VoIP-enabled PBX with customer contact center and computer telephony integration features. It can be expanded in a modular manner from 32 to 1,024 communication ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-in cards and software.

The Millennium offers a broad feature set, including:

•	IP Telephony

The Millennium system offers IP, digital, and analog technologies—allowing customers to deploy traditional, IP telephony or a combination of both when and where it’s right for their organization. Whether needing to connect several phones in an office, hundreds of phones in a campus environment or clusters of remote workers, Millennium allows customers to create a virtual enterprise, maximizing productivity while reducing networking and equipment costs.

•	Modular Architecture

The modular architecture of the Millennium allows it to be configured in a variety of ways—PBX, IP gateway, key system, hybrid, tandem switch, channel bank, protocol converter, or conduit for data applications. Digital and IP switching capability, universal ports, highly adaptable programmability, and architectural flexibility are inherent in the system design. With the most complete telephony feature offering, no business has to make compromises on how to process critical customer calls.

•	Easy System Management

The Millennium’s real-time monitoring and management tools operate network-wide, with reporting capabilities that help to maximize system reliability across the entire enterprise. Extensive management and cost control features ensure system administrators can account for costs, track phone usage patterns, and perform traffic analysis. Additionally, Millennium’s database programming interface is intuitive and easy to use making installations simple and economical to maintain.

•	Business Telephones

Bringing all the powerful features and services of the Millennium to each desktop helps employees communicate better and improves productivity company-wide. Customers can choose from a wide selection of digital and IP telephones to match the specific needs of each employee. If the enterprise is seeking to bring VoIP to the desktop, the eNterprise series of IP telephones provide the robust feature sets of traditional digital telephone with IP telephony administrative advantages. eNterprise digital phones are a good match for users not requiring IP connectivity but who are in need of advanced call handling capabilities.

•	VoIP and Traditional Networking Options

Utilizing circuit-switched and in the future, IP networking, the Millennium’s networking capabilities and unmatched data connectivity facilitates communications across geographically dispersed locations. The system’s comprehensive networking solutions help businesses consolidate resources as well as ensure call answering and routing consistency throughout all locations. Additionally, the Millennium supports the placement of remote shelves via multimode fiber optics which increases the service area of a single system providing an ideal solution for municipalities, multi-story installations and campus environments.

•	ACD and Reporting

Advanced automatic call distribution is fully integrated with the Millennium providing the powerful call handling features required in call center environments. The Millennium coupled with its real-time reporting software allows managers to use both historical and real time data to reallocate agents and resources, forecast future requirements, and plot the long range calling patterns to determine if service level objectives are being met, a powerful solution that is cost effective for small to medium size businesses.

•	CTI

The Millennium offers a standards-based computer/telephony integration (CTI) solution that includes support for native CSTA interfaces and third-party TAPI, TSAPI and CSTA applications. It provides customers with a common open-platform for building sophisticated, cost-effective computer telephony solutions. Through integration with existing customer databases and third-party TAPI applications, the Millennium can provide visual call control and call monitoring to enable presentation of caller information based on Caller ID, ANI, or DNIS.

•	Voice Mail and Unified Messaging

In today’s competitive business environment, organizations require a complete solution for managing all forms of communications. The fully integrated unified messaging solution that meets these needs today is the Millennium’s voice processing system. No other voice processing system in the marketplace can match its unique combination of flexibility, scalability, system integration, and overall value. All platforms offer extensive functionality and offer a highly efficient means of managing voice, fax and data communications.

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

eQueue Email and eQueue Chat applications are options that allow agents to interact with online customers quickly and easily. Emails and Chat sessions are received in queue with voice calls and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts and web chat sessions efficiently and can select automatic responses to FAQ’s from the shared knowledge base. eQueue Email & Chat integrate with other eQueue applications to offer extensive real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more.

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

SALES AND MARKETING

In North America, we sell, install, maintain and support our eQueue Multi-Media Contact Center through our direct sales force and through selected value added resellers (VAR). We sell the Millennium through our network of U.S. based dealers and VAR. Installation and support of Millennium systems is largely performed by the eOn dealer and VAR network. Sales and support of products in Asia is done through eOn Communications (Beijing) Corporation Limited (“eOn China”), the Company’s wholly owned subsidiary based in Beijing, China.

Our marketing objective is to position eOn as a global leader in offering enterprise communications and contact center solutions. Our target customer base continues to be midsized businesses that are looking to deploy or replace their legacy communications systems with next generation IP telephony and multi-media contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, education/school systems, providers of outsourced contact center solutions, traditional and online retailers. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VAR.

RESEARCH AND DEVELOPMENT

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and capabilities of our products. We plan to extend the functionality of our hardware and software technology by continuing to invest in research and development, as exemplified by the acquisition of Aelix during fiscal year 2005. Aelix, located in Bangalore, India, is a developer of telecommunications systems and applications based on internet protocol (IP) technology. The acquisition of Aelix enables eOn to more rapidly capitalize on market opportunities presented by the large-scale adoption of VoIP technology. We believe that this, and other investments in research and development, is critical in our efforts to address the increasingly sophisticated and varied needs of our current and prospective customers. Research and development expense for the years ended July 31, 2006 and 2005 was $2.6 million and $3.3 million, respectively.

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

We depend on sole source suppliers for certain components, digital signal processors and chip sets, and voice processor boards. Interruptions in the availability of components from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components could cause delays and result in additional expenses.

COMPETITION

The competitive arena for our products is changing very rapidly. Well-established companies and many emerging companies are developing products to address the PBX, ACD, VoIP and Multi-Media Contact Center markets. While the industry remains fragmented, it is rapidly moving toward consolidation, driven by both emerging companies’ desires to expand product offerings and established companies’ attempts to acquire new technology and reach new market segments. Most established competitors, as well as those emerging companies that have completed initial public offerings, currently have greater resources and market presence than we do.

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

Our current and potential competitors can be grouped into the following categories:

•	VoIP Communications Equipment Suppliers

Our major competitors for the Millennium are the companies that provide products for the traditional voice communications market. These products include PBXs, voicemail systems and related products. These companies include Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

•	Contact Center Vendors

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, and Aspect Communications. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Telephony @ Work.

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

An emerging area for eQueue competitors are firms that deliver enterprise communications and contact center functionality from a web based platform. Telephony @ Work, Five9, and Echopass are examples of companies offering this model in the market place. Advantages typically promoted are investment flexibility with monthly or transaction based licensing, immediate access to technology upgrades, and disaster recovery options. Business issues that must be considered include IP voice quality, system and application scalability, and limitations in system management and control.

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

“eOn,” “eQueue,” “Millennium” “eNterprise” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2006, we employed 79 people. We had 38 employees in the United States, 22 employees in India, 18 employees in China and 1 employee in Canada. The mix of employees was 13 in sales and marketing, 46 in research, development, and professional services, and 20 in general and administration. We also employ independent contractors and temporary employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

Information with respect to executive officers is set forth under Part III of this report under the caption “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 10 (a) of the Exchange Act.”

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	40,000 sq. ft.	March 2007	Office and Warehouse
Beijing, Peoples Republic of China	4,171 sq. ft.	January 2009	Office
Shanghai, Peoples Republic of China	1,520 sq. ft.	December 2007	Office
Hangzou, Peoples Republic of China	560 sq. ft.	February 2007	Apartment
Bangalore, India	5,000 sq. ft.	December 2010	Office

Aggregate annual rental payments for the Company’s facilities are approximately $0.4 million. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property. On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. to 12,000 sq. ft. of replacement space. The reduced space is expected to be adequate to meet the Company’s needs. We expect that we will have a commitment for this space during November 2006.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock began trading on the NASDAQ Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Stock Market.

QUARTER ENDED	HIGH	LOW
July 31, 2006	$1.85	$1.04
April 30, 2006	$3.07	$1.10
January 31, 2006	$1.41	$0.51
October 31, 2005	$1.70	$0.80

July 31, 2005	$1.89	$1.04
April 30, 2005	$2.62	$1.12
January 31, 2005	$3.31	$1.32
October 31, 2004	$1.75	$0.96

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders

As of September 30, 2006, there were 194 shareholders of record of our common stock and, to the best of our knowledge, approximately 4,500 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2006 and 2005, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Equity Compensation plans is set forth under Part III of this report under the caption “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities; Stock Repurchases in the Fourth Quarter

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers proven, IP-ready products that improve business performance.

On June 1, 2004 eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China. Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp., a California corporation that owned a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). See footnote 3, “Cortelco Shanghai, Extraordinary gain and Discontinued Operations,” to the consolidated financial statements.

After working with Cortelco Shanghai, we concluded that our direct eOn sales team better fits our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive. Furthermore cash proceeds from a sale of Cortelco Shanghai could be utilized to build other growth opportunities.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations in accordance with generally accepted accounting principals in the United States.

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

Inventory Obsolescence

We carry inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary valuation reserves. We perform an analysis of slow-moving or obsolete inventory on a quarterly basis and any necessary valuation reserves which could potentially be significant are included in earnings in the period in which the evaluations are completed.

Allowance for Uncollectible Accounts Receivable

We typically grant standard credit terms to customers in good credit standing. As a result, we must estimate the portion of our accounts receivable that are uncollectible and record any necessary valuation reserves. We generally reserve for estimated uncollectible accounts on a customer-by-customer basis which requires us to make judgments about each individual customer’s ability and intention to fully pay balances payable to us. We make these judgments based on our knowledge of and relationships with our customers and we update our estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2005, the Company has available net operating loss (“NOL”) carry-forwards of approximately $18.3 million.

Accounting principles generally accepted in the United States of America require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carry-forward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state and foreign income taxes, for current income.

Should the Company’s earnings trend cause management to conclude that it is more likely than not the Company will realize all or a material portion of the NOL carry-forward, management would record the estimated net realizable value of its deferred tax asset at that time. The Company would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2006 and 2005:

	For the Years Ended July 31,
	2006	2005
Net revenue	100.0%	100.0%
Cost of revenue	33.0%	38.6%

Gross profit	67.0%	61.4%

Operating expenses:
Selling, general and administrative	39.5%	52.7%
Research and development	21.4%	26.1%
Other (income) expense	0.5%	0.4%

Total operating expense	61.4%	79.2%

Income (loss) from continuing operations	5.6%	(17.7)%
Interest income, net of interest expense	1.5%	0.8%

Income (loss) before income taxes, discontinued operations and extraordinary item	7.2%	(17.0)%
Income taxes	0.0%	0.0%

Income (loss) before discontinued operations and extraordinary item	7.2%	(17.0)%
Discontinued operations	4.7%	1.5%
Extraordinary item	1.8%	0.0%

Net income (loss)	13.6%	(15.5)%

NET REVENUE

Net revenue decreased approximately 5% to $12.0 million for the year ended July 31, 2006 from $12.6 million for the previous fiscal year. The decrease reflects lower Millennium revenue, partially offset by higher revenue from eQueue.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit improved approximately 4% to $8.0 million for the year ended July 31, 2006 compared to $7.7 million for the previous fiscal year, reflecting improved margins for both our eQueue and Millennium product lines. The improvement in gross profit during fiscal year 2006 was primarily due to increased revenue from our higher margined eQueue products. Our gross margins were 67% and 61% for fiscal years 2006 and 2005, respectively. The improvement in gross margin year-over-year is primarily a function of changes in product mix, rather than changes in pricing and/or costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $4.7 million for the year ended July 31, 2006, a decrease of approximately 28% from $6.6 million in the prior fiscal year. The decrease reflects lower personnel costs, lower fixed costs, reduced marketing spending and a reduction in bad debt expense during fiscal year 2006.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on enhancements for our

eQueue and Millennium product lines. Research and development expenses were $2.6 million for the year ended July 31, 2006 which represents a decrease of approximately 22% from $3.3 million in fiscal year 2005. The decrease was primarily due to lower personnel costs resulting from shifting a portion of our workforce from the United States to India and reduced eQueue development costs, partially offset by increased Millennium development costs.

OTHER INCOME AND EXPENSE, NET

Other income and expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $60,000 in fiscal 2006 compared to $56,000 in fiscal year 2005, primarily reflecting a loss resulting from closing our office in Korea.

INTEREST INCOME, NET

Interest income was $186,000 and $97,000 in fiscal years 2006 and 2005, respectively. The increase in fiscal year 2006 reflects an increase in marketable securities and rising interest rates throughout the year. Marketable securities increased $2.2 million during fiscal year 2006 and average rates increased to 4.51% from 2.39% during the same period in the prior year.

INCOME TAX EXPENSE

There was no income tax expense for the year ended July 31, 2006 as taxable income was offset by accumulated net operating losses. No income tax benefit from continuing operations was recorded for the year ended July 31, 2005 as management was unable to conclude that it was more likely than not that the income tax benefit would not be realized.

DISCONTINUED OPERATIONS

Discontinued operations is comprised of a $0.3 million gain on disposal of Cortelco Shanghai on December 31, 2005 and income from Cortelco Shanghai of $0.3 million during the five month period ended December 31, 2005.

EXTRAORDINARY ITEM

The extraordinary item reflects the excess of the accrued earnout liability over the fair value of the consideration paid for Cortelco Shanghai after reducing the amounts assigned to the net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, we had cash and cash equivalents of $0.9 million, $5.8 million in short term investments, and a working capital balance of $8.6 million. Our short term investments are primarily invested in taxable auction rate securities with frequent rate resets and high grade corporate obligations with maturities of less than one year.

Our operating activities resulted in net cash inflows of $1.3 million for fiscal year 2006 compared to net cash outflows of $1.1 million for fiscal year 2005. The positive net operating cash flow for the current fiscal year primarily reflects net income (adjusted for non cash items) for the year and lower accounts receivable, partially offset by lower accrued expenses and accounts payable and higher prepaid and other assets. The decrease in net operating cash flow for fiscal year 2005 was primarily the result of our operating loss (adjusted for non-cash items) and a decrease in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

Our investing activities resulted in net cash outflows of $1.3 million for fiscal year 2006 compared to net cash inflows of $0.3 million in fiscal year 2005. Cash used by investing activities during fiscal year 2006 were primarily related to net purchases of marketable securities of $2.2 million, our $0.3 million investment in Spark, an increase in long-term customer receivables of $0.4, and capital spending of $0.2 million, partially offset by proceeds of $1.7million from the disposal of Cortelco Shanghai. Cash provided by investing activities during fiscal year 2005 consisted of $0.6 million from the sale of marketable securities, partially offset by $0.2 million in investing activities from discontinued operations and $0.1 million in capital spending.

Our financing activities resulted in net cash inflows of $0.1 for fiscal year 2006 compared to net cash outflows of $0.1 million in fiscal year 2005. Cash provided by financing activities during 2006 was attributable to proceeds from the employee stock purchase plan and the exercise of employee stock options. Cash used in financing activities during fiscal 2005 was attributable to cash dividends paid to the minority interest shareholder in discontinued operations of Cortelco Shanghai, offset by proceeds from the employee stock purchase plan and the exercise of employee stock options.

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

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5.0 million in capital expenditures.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2005 resulting in an accumulated deficit of $43.7 million. During fiscal year 2006, cash and cash equivalents and short term investments increased from to $6.7 million $4.5 million, largely due to proceeds of $1.8 million from the disposal of Cortelco Shanghai and income from continuing operations of $0.9 million.

The Company recorded net income of $1.6 million in fiscal year 2006. As of July 31, 2006, the Company had $6.7 million in cash and cash equivalents and short term marketable securities available to fund operations.

The Company is dependent on available cash, short-term investments and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term marketable securities plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital needs and fund expected capital expenditures over at least the next twelve months.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2006 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases (1)	$555	$310	$127	$70	$34	$14	$—
Purchase obligtions (2)	1,045	1,045	—	—	—	—	—

Total	$1,600	$1,355	$127	$70	$34	$14	$—

(1)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(2)	Outstanding commitments for purchases of inventory under open purchase orders.

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. to 12,000 sq. ft. of replacement space. The reduced space is expected to be adequate to meet the Company’s needs. We expect that we will have a commitment for this space during November 2006.

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

As of September 30, 2006, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,563,656 shares, or 32.35% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005.

Management will adopt SFAS No. 123(R) effective August 1, 2006. The Company reevaluated the assumptions used to estimate the value of employee stock options granted during the last quarter of fiscal 2006. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In the past, the Company used historical volatility to value pro forma stock compensation. In addition, the Company determined an expected life 6.25 years based upon historical information and believes this is a reasonable estimate of expected life for the Company’s employee stock options.

Using the Black-Scholes option pricing model, the Company determined the estimated fair values of the employee stock options that will be amortized to expense using the straight-line method over the vesting period. Compensation expense under SFAS No. 123R for options outstanding as of July 31, 2006 is expected to be as follows:

	2007	2008	2009	2010
Expected compensation expense	$308	$169	$55	$18

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during the first fiscal year beginning after January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company’s results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss), for each of the two years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    GHP Horwath, P.C.

Denver, Colorado

September 15, 2006

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	As of July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$934	$870
Marketable securities	5,750	3,600
Trade accounts receivable, net of allowance of $372 and $1,106, respectively	1,639	2,145
Trade accounts receivable—related party	27	19
Proceeds receivable from sale of discontinued operations	89	—
Inventories	2,167	2,155
Prepaid and other current assets	289	206
Current assets of discontinued operations	—	7,408

Total current assets	10,895	16,403
Property and equipment, net	338	434
Long-term receivable, net of allowance of $232	153	—
Goodwill	418	21
Investments	301	—
Non-current assets of discontinued operations	—	271

Total assets	$12,105	$17,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$453	$703
Trade accounts payable—related party	72	157
Deferred acquisition payment	397	914
Accrued expenses and other	1,376	1,603
Current liabilities of discontinued operations	—	4,952

Total current liabilities	2,298	8,329

Minority interest of discontinued operations	—	1,145
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,128,922 and 13,579,957 shares issued, respectively)	14	13
Additional paid-in capital	55,030	54,455
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(43,735)	(45,372)
Accumulated other comprehensive income	—	61

Total stockholders’ equity	9,807	7,655

Total liabilities and stockholders’ equity	$12,105	$17,129

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended July 31,
	2006	2005
REVENUE
Net revenue	$12,014	$12,603

COST OF REVENUE
Cost of revenue	3,967	4,862

Gross profit	8,047	7,741

OPERATING EXPENSE
Selling, general and administrative	4,747	6,638
Research and development	2,565	3,284
Other (income) expense, net	60	56

Total operating expense	7,372	9,978

Income (loss) from continuing operations	675	(2,237)
Interest income, net	186	97

Income (loss) from continuing operations before income taxes	861	(2,140)
Income tax expense	—	—

Income (loss) from continuing operations after income taxes	861	(2,140)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax and minority interest of $289 and $208, respectively	256	189
Gain on disposal of discontinued operations, net of tax of $20	303	—

Income from discontinued operations	559	189

Income (loss) before extraordinary item	1,420	(1,951)

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	217	—

Net income (loss)	$1,637	$(1,951)

Weighted average shares outstanding
Basic	13,339	12,853
Diluted	13,426	12,853

Basic income (loss) per share:
From continuing operations after income taxes	$0.06	$(0.16)
From discontinued operations, net of tax and minority interest	0.04	0.01
From extraordinary gain, net of income taxes	0.02	—

Basic income (loss) per share	$0.12	$(0.15)

Diluted income (loss) per share:
From continuing operations after income taxes	$0.06	$(0.16)
From discontinued operations, net of tax and minority interest	0.04	0.01
From extraordinary gain, net of income taxes	0.02	—

Diluted income (loss) per share	$0.12	$(0.15)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,637	$(1,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities of discontinued operations	(417)	(50)
Minority interest of discontinued operations	217	159
Extraordinary gain	(217)	—
Gain on disposal of discontinued operations	(303)	—
Depreciation and amortization	285	466
Allowance for doubtful accounts	179	540
Loss on disposal of fixed assets	16	—
Changes in net assets and liabilities
Trade accounts receivable	559	604
Long-term customer receivable	(385)	—
Inventories	(12)	(199)
Prepaid and other current assets	(83)	(80)
Trade accounts payable	(250)	(356)
Trade accounts receivable/payable—related party	(134)	50
Accrued expenses and other	(227)	(332)

Net cash provided by (used in) operating activities	865	(1,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(205)	(135)
Investment in Chinese joint venture	(1)	—
Investment in Spark	(300)	—
Purchases of marketable securities	(2,950)	—
Sale of marketable securities	800	600
Net cash acquired in business acquisition	—	14
Proceeds from disposal of discontinued operations	1,749	—
Investing activities from discontinued operations	21	(168)

Net cash provided by (used in) investing activities	(886)	311

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to minority interest shareholder	—	(136)
Proceeds from employee stock purchase plan and stock option exercises	85	72

Net cash provided by (used in) financing activities	85	(64)

Net increase (decrease) in cash and cash equivalents	64	(902)
Cash and cash equivalents, beginning of period	870	1,772

Cash and cash equivalents, end of period	$934	$870

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for taxes (discontinued operations)	72	73

SUPPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Business Acquisition:
Deferred acquisition payment for goodwill on acquisition of Aelix	$397	$—
Net liabilities assumed from Aelix	—	(7)
Goodwill recognized on acquisition of Aelix	—	21
Stock issued to purchase Aelix	—	(14)

Purchase Price Adjustment:
Fixed assets	$(206)	$—
Accounts receivable	—	229
Accrued earnout liability	—	(124)
Minority interest	—	(105)
Common stock issued on acquisition of Cortelco Shanghai	491	—

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2004	13,487,160	$13	$54,369	(676,900)	$(1,502)	$(43,421)	$—	$9,459
Issuance of common stock under employee stock purchase plan	65,072	—	57	—	—	—	—	57
Issuance of stock for employee stock options	17,725	—	15	—	—	—	—	15
Issuance of common stock for acquisitions	10,000	—	14	—	—	—	—	14
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Net loss	—	—	—	—	—	(1,951)	—	(1,951)

Comprehensive loss	—	—	—	—	—	—	—	(1,890)

Balance at July 31, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655

Issuance of common stock under employee stock purchase plan	47,152	—	43	—	—	—	—	43
Issuance of stock for employee stock options	30,312	—	42	—	—	—	—	42
Issuance of common stock for deferred acquisition payment	471,501	1	490	—	—	—	—	491
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(61)	(61)
Net income	—	—	—	—	—	1,637	—	1,637

Comprehensive income	—	—	—	—	—	—	—	1,576

Balance at July 31, 2006	14,128,922	$14	$55,030	(676,900)	$(1,502)	$(43,735)	$—	$9,807

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006 and 2005

1. Description of Business

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers, IP-ready products to improve business performance.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Aelix Systems, Inc. (“Aelix”), eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco China Corporation, and through December 31, 2005, the date of disposition, it’s majority owned subsidiary, Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”). All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At July 31, 2006 there was approximately $141,000 held in foreign bank accounts.

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

(e) Inventories

Inventories consist of phones, systems, system cards and component parts for final assembly of our systems and are valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (“FIFO”) method. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis and any necessary valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(g) Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired of Aelix Systems Inc. (Aelix). Effective with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of July 31, 2006.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended July 31, 2006 and 2005 (in thousands, except per share information):

	2006	2005
Net income (loss) as reported	$1,637	$(1,951)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(593)	(438)

Pro forma net income (loss)	$1,044	$(2,389)

Net income (loss) per share:
Basic—as reported	$0.12	$(0.15)
Basic—pro forma	$0.08	$(0.19)

Diluted—as reported	$0.12	$(0.15)
Diluted—pro forma	$0.08	$(0.19)

Pro Forma compensation expense includes $302,000 for the issuance of 250,000 options to the Company’s board members which were vested immediately upon issuance on June 14, 2006.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2006 and 2005:

	2006	2005
Risk free interest rate	4.86%	4.50%
Dividend yield	—	—
Expected Volatility	107%	100%
Expected option life in years	6.25	7.00

(i) Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% of revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates which could potentially be significant are included in earnings in the period in which the evaluations are completed.

(j) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when management is unable to conclude that it is more likely than not that the asset will not be realized.

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

The Company follows SFAS No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Basic weighted average shares outstanding were 13,338,684 and 12,853,366, for the years ended July 31, 2006 and 2005, respectively. Potentially dilutive shares were 87,475 for the fiscal year ended July 31, 2006. During fiscal year 2005, potentially dilutive shares of 152,325 have been excluded from the computation of dilutive loss per share for the period because the Company has a net loss from operations and their effect would have been anti-dilutive.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

(m) Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, marketable securities, accounts receivable and accounts payable, and notes receivable included in current assets of discontinued operations, approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable, related party accounts payable, related party receivable included in current asses of discontinued operations, are not practical to estimate based upon the related party nature of the underlying transactions.

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

(o) Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the fiscal year ended July 31, 2006 and 2005, comprehensive income consists of foreign currency translation adjustments. The functional currency of the Company’s discontinued operations was the Renminbi Yuan. The financial statements of the discontinued operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of shareholders equity.

(p) Research and Development Costs

The Company allocates expenses to Research and Development costs based on headcount that is dedicated to Research and Development activities.

(q) Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2006 and 2005 were not significant.

(r) Reclassifications

Certain amounts in the fiscal year 2005 consolidated financial statements have been reclassified to conform with the fiscal year 2006 consolidated financial statement presentation.

(s) Recently Issued Accounting Standards

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

Management will adopt SFAS No. 123(R) effective August 1, 2006. The Company reevaluated the assumptions used to estimate the value of employee stock options granted during the last quarter of fiscal 2006. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In the past, the Company used historical volatility to value pro forma stock compensation. In addition, the Company determined an expected life 6.25 years based upon historical information and believes this is a reasonable estimate of expected life for the Company’s employee stock options.

Using the Black-Scholes option pricing model, the Company determined the estimated fair values of the employee stock options that will be amortized to expense using the straight-line method over the vesting period. Compensation expense under SFAS No. 123R for options outstanding as of July 31, 2006 is expected to be as follows:

	2007	2008	2009	2010
Expected compensation expense	$308	$169	$55	$18

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during the first fiscal year beginning after January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company’s results of operations or financial condition.

3. Cortelco Shanghai, Extraordinary Gain and Discontinued Operations

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owned a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued the remaining 471,501 shares valued at $490,361, as set forth in the purchase agreement. The value of the assets acquired exceeded the value of the stock issued and the Company realized an extraordinary gain on the purchase of $217,000.

After working with Cortelco Shanghai, the Company concluded that its direct eOn China sales team better fits its China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. The Company had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai for $1,838,000, including dividends of $496,000 resulting in a

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

gain on disposal of $303,000. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets liabilities of Cortelco Shanghai have been classified as held for sale as of July 31, 2005 and consist primarily of cash of $3,010,000, accounts receivable of $1,421,000, accounts receivable—related party of $883,000, notes receivable—related party of $1,040,000, inventories of $654,000, accounts payable of $2,409,000 and accounts payable—related party of $2,021,000 In addition, the segment disclosures required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information have been omitted as the Company is operating in only one segment subsequent to the disposal of Cortelco Shanghai. As of July 31, 2006, all but $89,000 of the total proceeds were received and paid. The $89,000 was received from Cortelco Shanghai during August 2006.

Results of discontinued operations for the years ended July 31, 2006 and 2005 follow (in thousands):

	For the Year Ended July 31,
	2006	2005
REVENUE
Net third party revenue	$3,662	$6,499
Net related party revenue	734	2,270

Total revenue	4,396	8,769

COST OF REVENUE
Third party cost of revenue	3,146	5,458
Related party cost of revenue	279	1,648

Total cost of revenue	3,425	7,106

Gross profit	971	1,663

OPERATING EXPENSE
Selling, general and administrative	451	1,420

Total Operating Expenses Total operating expense	451	1,420

Income from operations	520	243

Interest income	18	37
Other income, net	7	117

Income from operations before income taxes and minority interest	545	397

Income tax expense	(72)	(49)

Income from operations before minority interest	473	348
Minority interest	(217)	(159)

Income from discontinued operations	$256	$189

4. Acquisition of Aelix Systems Incorporated

During the quarter ended April 30, 2005, the Company completed its purchase of the assets of Aelix Systems Inc. (“Aelix”). Aelix is a Bangalore, India based developer of telecommunications systems and applications which utilize internet protocol (“IP”) technology.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

Under the agreement, the Company may issue up to an additional 215,000 shares over the six quarters after the closing date if Aelix attains specified product release schedules and eOn achieves specified product revenues. In accordance with SFAS No. 141, the contingent consideration that is not recognized at the acquisition date is recognized and measured when the contingency is resolved and consideration is issued or becomes issuable. The number of shares to be issued may be adjusted upon the occurrence of certain events.

Management has concluded that the outcome of the contingency associated with the Aelix acquisition is determinable beyond a reasonable doubt and accordingly, the Company has accrued a deferred payment and additional goodwill of $397,000 as of July 31, 2006.

5. Concentrations of Credit Risk, Major Customers and Major Suppliers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities and trade accounts receivable. The Company maintains its cash balances with large regional U.S. and foreign financial institutions and has not experienced losses. The marketable securities are invested in accounts at large national brokerages which maintain insurance coverage. The Company’s products are sold principally to dealers, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2006 and 2005, the Company recognized revenue from the federal government of $2.5 million, or 22% of total revenue and $2.1 million, or 16% of total revenue, respectively. As of July 31, 2006 and 2005, the Company had receivables from the federal government of $0.3 million and $0.2 million, respectively.

The Chinese renmimbi yuan (“RMB”) is not freely convertible into foreign currencies. From January 1, 1994 through July 23, 2005, a single rate of exchange was quoted daily by the People’s Republic of China (the “Unified Exchange Rate”). Beginning July 22, 2005, the rate of exchange was revalued by 2.1%, and the RMB is now allowed to fluctuate according to the value of a group of currencies (the “Managed Float”). However, the unification or managed float of the exchange rates does not imply convertibility of RMB into $US or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.

The Company purchases approximately 66% of its Millennium phones, systems and system cards from one contract manufacturer. During fiscal years 2006 and 2005, purchases from this vendor totaled approximately $1.3 million and $1.5 million, respectively. As of July 31, 2006 and 2005, the balances payable to this contract manufacturer were $338,000 and $321,000, respectively.

6. Marketable Securities

Marketable securities consist of the following as of July 31, 2006 and 2005 (in thousands):

	2006		2005
	Cost	Market Value	Cost	Market Value
Municipal bonds	$5,750	$5,750	$3,600	$3,600

Total	$5,750	$5,750	$3,600	$3,600

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 18-36 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2006 or 2005. The Company has classified the municipal bonds as available for sale investments.

7. Inventories

Inventories consist of the following as of July 31, 2006 and 2005 (in thousands):

	2006	2005
Raw materials and purchased components	$482	$616
Finished goods	2,950	2,840

Total	3,432	3,456
Inventory obsolescence reserve	(1,265)	(1,301)

Inventory	$2,167	$2,155

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2006 and 2005 (in thousands):

	2006	2005
Customer deposits	$179	$173
Prepaid expenses	79	21
Other	31	12

Total	$289	$206

9. Property and Equipment

Property and equipment consist of the following as of July 31, 2006 and 2005 (in thousands):

	2006	2005
Leasehold improvements	$358	$315
Equipment	2,106	2,109
Furniture and fixtures	539	506

Total	3,003	2,930
Less: accumulated depreciation	(2,665)	(2,496)

Property and equipment, net	$338	$434

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

10. Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2006 and 2005 (in thousands):

	2006	2005
Employee compensation	$157	$198
Commissions	31	62
Vacation	37	29
Deferred income	585	638
Employee withholdings	47	44
Warranty reserve	150	227
Professional fees	184	211
Other	185	194

Total	$1,376	$1,603

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2006 and 2005, the Company’s product warranty liability recorded in other accrued liabilities was $150,000 and $227,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal years 2006 and 2005 (in thousands):

	2006	2005
Balance at beginning of period	$227	$300
Accruals for warranty liability	74	105
Warranty expense	(151)	(178)

Balance at end of period	$150	$227

11. Income Taxes

There was no income tax expense for the year ended July 31, 2006 as taxable income was offset by accumulated net operating losses. No income tax benefit from continuing operations was recorded for the year ended July 31, 2005 as management was unable to conclude that it was more likely than not that the income tax benefit would not be realized.

No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiary’s earnings since management considers essentially all of these earnings to be permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

A reconciliation between the income tax expense recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to income (loss) before income taxes for fiscal years 2006 and 2005 is as follows (in thousands):

	2006	2005
Income tax expense/(benefit) at Federal statutory rate (35%)	$573	$(600)
State income taxes, net of federal benefit	64	(48)
Change in valuation allowance	(1,289)	735
Benefit of net operating loss carry forwards	726	—
Other, net	(74)	(87)

Total income tax expense	$—	$—

The deferred tax effects of the Company’s principal temporary differences at July 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Allowance for doubtful receivables	$250	$430
Inventories	567	547
Basis difference in property and equipment	21	36
Accrued warranty costs	58	160
Accrued expenses and other	57	86
Deferred revenue	222	226
Loss reserve	—	326
Net operating loss carryforwards	6,841	7,566
Capital loss carryforward	101	36
Valuation allowance	(8,117)	(9,406)

Total deferred asset	$—	$7

Accrued expenses and other	$—	$(7)

Total deferred liability	—	(7)

Net deferred asset (liability)	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2006 and 2005.

At July 31, 2006, the Company has federal and state net operating loss carry-forwards of approximately $18.3 million and $22.1 million respectively, which expire on various dates through 2025.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2006 and 2005. The board of directors has declared that no future grants will be made under this plan.

The board of directors has authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. During fiscal year 2006 and 2005, 325,000 and 65,000 options were issued under this plan respectively, with exercise prices ranging from $1.14 to $1.43 per share.

During fiscal year 2001, the board of directors authorized 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. 87,000 and 50,000 options were issued under this plan during fiscal years 2006 and 2005 respectively, with exercise prices ranging from $1.19 to $1.96 per share.

Additionally, during 1999, the board of directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. The plan qualifies as a non-compensatory plan under APB No. 25. 47,152 and 65,072 shares were purchased by employees under this plan during fiscal years 2006 and 2005, respectively.

The status of the Company’s equity incentive plans is summarized below:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,572,844	$4.27	1,631,470	$4.21
Granted	412,000	1.35	115,000	1.50
Exercised	(30,312)	1.31	(17,725)	0.85
Cancelled	(310,357)	6.55	(155,901)	2.04

Outstanding, end of year	1,644,175	$3.17	1,572,844	$4.27

Exercisable, end of year	1,312,275	$3.47	1,222,641	$4.78

Exercise price range	$0.28 - $24.25		$0.28 - $24.25

Options available for grant, end of year	446,917		524,365

Weighted average grant date fair value of options granted during the year	$1.35		$1.45

The following table summarizes information about the options outstanding as of July 31, 2006:

Range of Exercise Prices	Outstanding at July 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2006	Weighted Average Exercise Price
$0.00 – $5.00	1,384,946	7.2 years	$2.05	1,053,046	$2.06
$5.01 – $10.00	171,629	2.6 years	8.12	171,629	8.12
$10.01 – $15.00	84,600	3.0 years	10.73	84,600	10.73
$15.01 – $25.00	3,000	3.6 years	24.25	3,000	24.25

	1,644,175	6.5 years	$3.17	1,312,275	$3.47

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

13. Related Parties

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC. The following represents related party transactions for the each of the fiscal years ending July 31:

	2006	2005
Payable to CII
Balance at beginning of period	$51	$101
Purchases from CII	872	580
Payments to CII	(852)	(630)

Balance at end of period	$71	$51

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Under the terms of an engineering development agreement, Aelix bills Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocates general overhead based upon pro rata head count.

During 2006 and 2005, Spark deposited $86,000 and $211,000, respectively with the Company in China to pay for Spark engineering development expenses. This balance is included in the Company’s balance sheet as cash and offset in other payable—related party as of July 31, 2005. The balance was zero at July 31, 2006. The following represents related party transactions for each of the fiscal years ending July 31:

	2006	2005
Receivable from Spark
Balance at beginning of period	$19	$—
Aelix engineering development	401	49
Payments received from Spark	(393)	(30)

Balance at end of period	$27	$19

	2006	2005
Payable to Spark
Balance at beginning of period	$106	$—
Deposit received from Spark	86	211
Engineering services received from Spark	18	19
eOn China engineering development	(187)	(110)
Payments to Spark	(22)	(14)

Balance at end of period	$1	$106

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

14. Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During fiscal years 2006 and 2005, contributions made by the Company totaled $55,000 and $64,000, respectively.

15. Commitments and Contingencies

(a) Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments under non-cancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate as of July 31, 2006 are as follows (dollars in thousands):

July 31, 2006
2007	$310
2008	127
2009	70
2010	34
2011	14
Thereafter	—

Total	$555

Rent expense for operating leases for the years ended July 31, 2006 and 2005 totaled $377,000 and $383,000, respectively.

Rent expense for fiscal year 2006 and 2005 is offset by $13,000 and $9,000, respectively, which represents sublease income for June through October 2005. The sublease agreement expired on October 31, 2005 and was not renewed by the sub-lessee.

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. to 12,000 sq. ft. of replacement space. The reduced space is expected to meet Company needs. The Company expects to have a commitment for this space during November 2006.

(b) Commitments

At July 31, 2006, the Company had outstanding commitments for inventory purchases under open purchase orders of $1,045,000.

(c) Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2006 and 2005

product, CellStik™, is a small memory device that allows the user to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark discontinues operations or liquidates, David Lee is required to repurchase the shares for $300,000 within 60 days.

(d) Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal year ended July 31, 2006

ITEM 8B. OTHER INFORMATION.

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 10(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The Board of Directors of the Company currently consists of five directors divided into three classes designated Class I, Class II and Class III. A single class of directors is elected each year at the annual meeting. Subject to transition provisions, each class of directors serves until the third annual meeting of stockholders after his/her election or until a successor has been elected and duly qualified.

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION	DESIGNATED CLASS	TERM EXPIRATION
David S. Lee	69	Chairman and Chief Executive Officer and Director	CLASS II	2007
Stephen R. Bowling	64	Chief Financial Officer and Director	CLASS III	2006
Robert P. Dilworth	65	Director	CLASS II	2007
Frederick W. Gibbs	74	Director	CLASS III	2006
W. Frank King	67	Director	CLASS I	2008
Mitch C. Gilstrap	46	Chief Operating Officer	—	—
Vijay Sharma	52	Chief Technology Officer	—	—

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

ROBERT P. DILWORTH, became a director of eOn in 1998. He served on the board of Metricom Inc., a wireless data communications company, and was its President from 1987 to 1997, its Chief Executive Officer from 1987 to 1998, and its Chairman from 1997 to 2000. Mr. Dilworth also serves as Chairman of GraphOn Corporation, a computer software company. Mr. Dilworth received a B.S. from Los Angeles State University.

FREDERICK W. GIBBS, became a director of eOn in 2002. In 1988, Mr. Gibbs founded Mulberry Hill Enterprises, a consulting firm specializing in telecommunications and electronics, business acquisition analysis, and international business. Previously, Mr. Gibbs served in various management and consultant roles for

International Telephone and Telegraph Corporation (ITT) over a 23 year period, including Executive Vice President of ITT and Senior Group Executive of Telecommunications and Electronics, a division of ITT Corporation. Mr. Gibbs also served on the boards of CMC Industries and ACT Manufacturing. Currently, Mr. Gibbs is a practicing attorney. Mr. Gibbs earned a B.A. from Alfred University and a J.D. from Rutgers University.

W. FRANK KING, became a director of eOn in 1998. Mr. King is a director of Concero, a software integration consulting firm, and was its President and Chief Executive Officer from 1992 to 1998. He is also a director of iBasis, Inc., a telecommunications company; Aleri Inc., a software company; Perficient Inc., a professional services company; and NMS Communications, a telecommunications company. Dr. King earned a Ph.D. from Princeton University, an M.S. from Stanford University and a B.S. from the University of Florida.

MITCH C. GILSTRAP, Chief Operating Officer, leads eOn’s U.S. operations and sales teams. Mr. Gilstrap is responsible for sales and sales support, professional services, technical support, information technology and manufacturing. Joining eOn in February 2001, Mr. Gilstrap drove the product marketing efforts for eOn’s contact center solution within the product management group, and most recently led eOn’s professional services team, including custom application development, installation and delivery, training, maintenance, consulting and project management services. Prior to joining eOn, he served as General Manager of Fusion Point Technologies as well as Vice President of Product Marketing at Syntellect, a provider of contact center self-service solutions. With more than eighteen years experience, Mr. Gilstrap has held positions in senior product marketing and development in the contact center and telecommunications industries for such companies as Sprint and Hitachi. Mr. Gilstrap holds a Bachelor’s degree in Engineering from the Georgia Institute of Technology.

VIJAY SHARMA, Chief Technology Office, on October 23, 2006, eOn Communications Corporation appointed Vijay Sharma as its Chief Technology Officer reporting to David Lee, CEO of eOn Communications Corporation. Mr. Sharma will be working with David Lee in developing eOn business strategies for worldwide markets and managing eOn’s product development, engineering, and manufacturing. Prior to joining the Company in April 2005, he served as President and CEO of Aelix Systems Inc, an offshore provider of R&D Engineering services. Mr. Sharma has held key business and engineering management positions with Cidco Communications, Comdial Corporation, IPC Information Systems in United States and Philips Business Systems, Plessey Office Systems and British Aerospace in England. He holds a Bachelor of Science degree in Electronic Engineering from University of Salford in the United Kingdom and is the lead author of a patent on IP-based communications. In 2002, he filed for three patents on convergence of Wireline, Cellular, WiFi and IP based communication products.

Board of Directors and Committee Meetings

During fiscal year 2006, 12 meetings of the Board of Directors were held. Each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served during the year. The Board of Directors does have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, the members of which are appointed by the Board of Directors.

Audit Committee

The Audit Committee consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The Audit Committee makes recommendations to the Board regarding the selection of independent auditors, reviews the scope and results of the audit engagement, approves the fees for the auditors, reviews and evaluates eOn’s internal control functions, and reviews all potential conflict of interest situations. See “Item 12. Certain Relationships and Related Party Transactions.” The Audit Committee has adopted a written charter in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Dilworth is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Dilworth and each of the other members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The Audit Committee met 9 times during fiscal year 2006.

Compensation Committee

The Compensation Committee consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The Compensation Committee reviews, determines, and establishes the salaries, bonuses and other compensation of the Company’s executive officers and administers the Company’s Equity Incentive Plans in which executive officers and other key employees participate. The Compensation Committee met 4 times during fiscal year 2006.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “CGN Committee”) consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The CGN Committee has the responsibility for matters relating to the organization and membership of the board of directors and for issues relating to the companies corporate governance. The Corporate Governance and Nominating Committee did not meet during fiscal year 2006.

Compensation of Directors

Salaried officers of the Company or its subsidiaries do not receive additional compensation for serving as members of the Board of Directors. No additional compensation is paid if a full-time officer serves on any committee of the Board of Directors.

Annual cash payments of $15,000 are paid to each non-employee serving as a member of the Board of Directors. Directors are also entitled to reimbursement of expenses incurred to attend meetings. Non-employees serving as members of the Board of Directors are eligible to receive stock option grants under the eOn Communications Corporation 1999 Equity Incentive Plan (the “1999 Plan”), which was adopted by the Board of Directors and approved by a majority of stockholders in April 1999. As of September 30, 2006, there were three non-employee directors eligible to participate in the 1999 Plan: Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. During fiscal year 2006, there were 150,000 fully vested stock options issued to non-employee directors.

In order to recruit and retain qualified directors, the Board’s intent is to make annual grants of stock options to each director. Exercise prices will be equal to the fair market value on the date of grant. Each stock option will become exercisable one year following the date of grant and expire ten years from the date of grant. Options granted under the 1999 Plan to directors may be exercised only if the holder has been in continuous service on the Board of Directors at all times since the date of the grant of the option.

Stockholder Communications

Stockholders may communicate with the Board of Directors or any individual director regarding any matter relating to the Company that is within the responsibilities of the Board of Directors. Stockholders, when acting solely in such capacity, should send their communications to the Board of Directors or an individual director c/o Corporate Secretary, 4105 Royal Drive NW, Suite 100, Kennesaw, Georgia 30144. The corporate secretary will discuss with the chairman of the Board or the individual director whether the subject matter of a stockholder communication is within the responsibilities of the Board of Directors. The Corporate Secretary will forward a stockholder communication to the Chairman of the Board or individual director if such person determines that the communication meets this standard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers and the beneficial owners of more than 10% of the outstanding shares of the Company’s common stock (the “Reporting Persons”) file initial reports of, and subsequent reports of changes in, beneficial ownership of the common stock with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports filed with the SEC. Based solely on the Company’s review of the copies of such reports and written representations from certain Reporting Persons furnished to the Company, the Company believes that the Reporting Persons complied with all applicable Section 16(a) filing requirements during fiscal 2006.

The Company has adopted a Code of Ethics that applies to all employees. We intend to satisfy the disclosure requirement under Item 9 of Form 10-KSB regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website—investor.eoncc.com.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned for the fiscal years ended July 31, 2006, 2005, and 2004, by the Company’s Chief Executive Officer, and by executive officers who earned more than $100,000 in salary and bonus during fiscal 2006 (the “named executive officers”).

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation ($)
David S. Lee President; Chief Executive Officer	2006	$—	10,000	50,000	$—
	2005	$—	$—	—	$—
	2004	$—	$—	100,000	$—

Stephen R. Bowling Chief Financial Officer; Secretary (1)	2006	$225,000	$10,000	50,000	$3,386	(2)
	2005	$178,731	$—	—	$4,525	(3)
	2004	$88,462	$—	30,000	$13,104	(4)

Mitch C. Gilstrap Vice President; Chief Operating Officer	2006	$135,000	$28,305	—	$2,165	(5)
	2005	$135,000	$—	—	$2,078	(6)
	2004	$135,000	$16,094	34,000	$2,515	(7)

Thomas G. “Kelly” Bevan Vice President; Chief Marketing Officer (8)	2006	$—	$—	—	$—
	2005	$—	$—	—	$—
	2004	$123,846	$—	—	$1,815	(9)

Troy E. Lynch, President eOn Asia (10)	2006	$32,365	$112,500	—	$—	(11)
	2005	$190,265	$—	—	$2,263	(12)
	2004	$220,385	$—	—	$2,684	(13)

(1)	On April 1, 2005, the Company increased annual compensation from $140,000 to $225,000.
(2)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $1,386 of term insurance premiums paid by the Company.
(3)	Consists of $3,839 in matching contributions to the Company’s 401(k) plan and $686 of term life insurance premiums paid by the Company.
(4)	Consists of $1,397 in matching contributions to the Company’s 401(k) plan, $457 in term life insurance premiums paid by the Company and $11,250 earned as Directors fee prior to being appointed Chief Financial Officer.
(5)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $165 of term life insurance premiums paid by the Company.

(6)	Consists of $1,947 in matching contributions to the Company’s 401(k) plan and $131 of term life insurance premiums paid by the Company.
(7)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan, $515 of term life insurance premiums paid by the Company.
(8)	Employment dates for fiscal year 2004 were August 1, 2003 thru April 9, 2004.
(9)	Consists of $1,481 in matching contributions to the Company’s 401(k) plan and $334 of term life insurance premiums paid by the Company.
(10)	Acted as President and Chief Executive Officer during fiscal year 2002, 2003 and from August 1, 2003 thru November 7, 2003.
(11)	Employment dates for fiscal year 2005 were August 1, 2005 thru October 31, 2005.
(12)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $263 in term life insurance premiums paid by the Company.
(13)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $684 in term life insurance premiums paid by the Company.

Stock Option Grants In Fiscal Year 2006

During fiscal year 2006, 50,000 fully vested stock options each were granted to David S. Lee and Stephen R. Bowling. Both of these individuals were named executive officers.

Aggregated Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

The following table sets forth, for the named executive officers, the shares acquired and the value realized on each exercise of stock options during the year ended July 31, 2006, and the number and value of securities underlying unexercised options held by the named executive officers at July 31, 2006. Options generally vest at either a rate of (1) 12.5% six months after the grant date and equal monthly installments thereafter over a 42 month period, or (2) 25% one year after the grant date and equal monthly installments thereafter over a three year period. These options have a term of 10 years. The value of unexercised in-the-money options have been calculated using the closing price of the Company’s Common Stock on July 31, 2006 of $1.22.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
David S. Lee	—	—	135,416	—	$4,900	$—
Stephen R. Bowling	—	—	93,124	—	$4,900	$—
Mitch C. Gilstrap	—	—	70,375	—	$9,155	$—
Troy E. Lynch	—	—	199,601	50,001	$—	$—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

STOCK OWNERSHIP

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock as of September 30, 2006, by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock. Except as otherwise indicated below, the person owns such Common Stock directly with sole investment and sole voting power.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (3)
David S. Lee 14000 Tracy Court Los Alto Hills, CA 94022	4,017,038	(1)	29.54%

Stephen R. Bowling 12205 Menalto Drive Los Altos Hils, CA 94022	984,815	(2)	7.32%

Cortelco Systems Holding Corporation 1703 Sawyer Road Corinth, MS 38834	859,207	(3)	6.38%

(1)	Consists of 2,795,259 shares held directly by David S. Lee, 222,990 shares held by the Lee Family Trust, 859,207 shares held by Cortelco Systems Holding Corporation, and 139,582 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006. Mr. Lee is the trustee of the Lee Family Trust and is both Chairman and principal stockholder of Cortelco Systems Holding Corporation. Mr. Lee disclaims beneficial ownership of the shares held by Cortelco Systems Holding Corporation.
(2)	Consists of 31,234 shares held directly, 859,207 shares held by Cortelco Systems Holding Corporation, and 94,374 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006. Mr. Bowling is a director of Cortelco Systems Holding Corporation. Of the 859,207 shares held by Cortelco Systems Holding Corporation, 83,165 of the shares are issuable to Mr. Bowling upon the exercise of options to purchase shares in Cortelco Systems Holding Corporation. Other than his option for 83,165 shares of common stock, Mr. Bowling disclaims beneficial ownership of the shares held by Cortelco Systems Holding Corporation.
(3)	The percentage of outstanding shares of common stock beneficially owned by each person is calculated based on the 13,461,276 outstanding shares of common stock as of September 30, 2006, plus 644,966 which represents the shares of common stock that the person has the right to acquire 60 days after July 31, 2006.

Set forth on the following page is information as of September 30, 2006, regarding the shares of the Company’s Common Stock beneficially owned by each director and nominee, each executive officer of the Company, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each individual owns such Common Stock directly with sole investment and sole voting power.

Name and Address of Beneficial Owner	Principal Position	Number of Shares Beneficially Owned		Percent of Class (7)
David S. Lee	President and Chairman of the Board	4,017,038	(1)	29.54%

Stephen R. Bowling	Chief Financial Officer, Secretary and Director	984,815	(2)	7.26%

Mitch Gilstrap	Vice President, Chief Operating Officer	72,834	(3)	*

Robert P. Dilworth	Director	129,401	(4)	*

Frederick W. Gibbs	Director	79,374	(5)	*

W. Frank King	Director	139,401	(6)	*

All Directors and executive officers as a group (6 persons)		4,563,656		32.35%

*	Less than one percent.
(1)	Consists of 2,795,259 shares held directly by David S. Lee, 222,990 shares held by the Lee Family Trust, 859,207 shares held by Cortelco Systems Holding Corporation, and 139,582 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006. Mr. Lee is the trustee of the Lee Family Trust and is both Chairman and principal stockholder of Cortelco Systems Holding Corporation. Mr. Lee disclaims beneficial ownership of the shares held by Cortelco Systems Holding Corporation.
(2)	Consists of 31,234 shares held directly, 859,207 shares held by Cortelco Systems Holding Corporation, and 94,374 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006. Mr. Bowling is a director of Cortelco Systems Holding Corporation. Of the 859,207 shares held by Cortelco Systems Holding Corporation, 83,165 of the shares are issuable to Mr. Bowling upon the exercise of options to purchase shares in Cortelco Systems Holding Corporation. Other than his option for 83,165 shares of common stock, Mr. Bowling disclaims beneficial ownership of the shares held by Cortelco Systems Holding Corporation.
(3)	Consists of 72,834 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006.
(4)	Consists of 129,401 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006.
(5)	Consists of 79,374 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006.
(6)	Consists of 10,000 shares held directly and 129,401 shares issuable upon the exercise of options that became exercisable 60 days after July 31, 2006.
(7)	The percentage of outstanding shares of common stock beneficially owned by each person is calculated based on the 13,461,276 outstanding shares of common stock as of September 30, 2006, plus 644,966 which represents the shares of common stock that the person has the right to acquire 60 days after July 31, 2006.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of July 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under plan
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	128,383	$4.33	—
1999 Equity Incentive Plan	1,302,882	$3.35	194,897
1999 Employee Stock Purchase Plan	9,254	$1.03	398,421
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	212,910	$1.39	252,020

TOTAL	1,653,429	$3.16	845,338

The 2001 Equity Incentive Plan contains provisions similar to the 1999 Equity Incentive Plan, with the notable exception that grants to officers and directors are prohibited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC. The following represents related party transactions for the each of the fiscal years ending July 31:

	2006	2005
Payable to CII
Balance at beginning of period	$51	$101
Purchases from CII	872	580
Payments to CII	(852)	(630)

Balance at end of period	$71	$51

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Under the terms of an engineering development agreement, Aelix bills Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocates general overhead based upon pro rata head count.

During 2006 and 2005, Spark deposited $86,000 and $211,000, respectively with the Company in China to pay for Spark engineering development expenses. This balance is included in the Company’s balance sheet as cash and offset in other payable—related party as of July 31, 2005. The balance was zero at July 31, 2006. The following represents related party transactions for each of the fiscal years ending July 31:

	2006	2005
Receivable from Spark
Balance at beginning of period	$19	$—
Aelix engineering development	401	49
Payments received from Spark	(393)	(30)

Balance at end of period	$27	$19

	2006	2005
Payable to Spark
Balance at beginning of period	$106	$—
Deposit received from Spark	86	211
Engineering services received from Spark	18	19
eOn China engineering development	(187)	(110)
Payments to Spark	(22)	(14)

Balance at end of period	$1	$106

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones, its primary product CellStik™, is a small memory device that allows the user to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark discontinues operations or liquidates, David Lee is required to repurchase the shares for $300,000 within 60 days.

ITEM 13. EXHIBITS

(A) (1) Financial Statements

The following information appears in Item 7 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2006 and 2005

•	Consolidated Statements of Operations for the Years Ended July 31, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2006 and 2005

•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit Fees represent aggregate fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q/10-QSB. The aggregate fees billed for professional services rendered for the audit and review of the Company’s annual financial statements for the years ended July 31, 2006 and 2005, are as follows:

	2006	2005
GHP Horwath, P.C.
Annual audit	82,000	123,000
Quarterly reviews	32,000	52,000

	114,000	175,000

Grant Thornton LLP
Annual audit	—	19,000
Quarterly reviews	—	26,000

	—	45,000

	114,000	220,000

Audit Related Fees

Audit Related Fees represent aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not included under the caption “Audit Fees” above. There were no audit related fees billed by GHP Horwath, P.C. or Grant Thornton LLP for fiscal years ended 2006 or 2005.

Tax Fees

Tax Fees represent aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. There were no tax fees billed by GHP Horwath, P.C. or Grant Thornton LLP for fiscal years ended 2006 or 2005.

All Other Fees

All Other Fees represent aggregate fees billed for all other products and services provided by the principal accountant not otherwise disclosed above. There were no fees from GHP Horwath, P.C. or Grant Thornton LLP for services rendered to the Company, other than for services described above, for the years ended July 31, 2006 or 2005.

The audit committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. Under this policy, any audit or non-audit service performed by the independent auditor must receive either specific or general pre-approval by the audit committee. Specific pre-approval is the action whereby the audit committee explicitly pre-approves the engagement of the independent auditor to perform specific audit or non-audit services. General pre-approval entails the pre-approval of the engagement of the independent auditor to perform services pursuant to pre-approval policies and procedures established by the audit committee that are detailed as to the specific types of services so pre-approved. Any service performed by the independent auditor that exceeds its pre-approved fee level must receive specific pre-approval by the audit committee. All of the services provided by GHP Horwath, P.C. and Grant Thornton LLP during fiscal years 2006 and 2005 were approved by the audit committee pursuant to this policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 30, 2006	By	/s/ STEPHEN R. BOWLING Stephen R. Bowling, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID S. LEE David S. Lee	President, Chief Executive Officer and Chairman(Principal Executive Officer)	October 30, 2006

/s/ STEPHEN R. BOWLING Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	October 30, 2006

/s/ MITCH C. GILSTRAP Mitch C. Gilstrap	Vice President, Chief Operating Officer	October 30, 2006

/s/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 30, 2006

/s/ W. FRANK KING W. Frank King	Director	October 30, 2006

/s/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 30, 2006

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1(&)	Plan of Acquisition for Cortelco Shanghai Telecom Equipment Company

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors

14(@)	Code of Ethics

16(+)	Letter re: change in certifying accountants

18(@)	Preferability letter regarding LIFO to FIFO change in inventory accounting

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of GHP Horwath, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(&)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 8-K dated June 1, 2004
(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K
(+)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 8-K dated December 21, 2004