Form 10QSB
period 2006-10-31
EON COMMUNICATIONS CORP
filed 2006-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

185 Martinvale Lane San Jose, CA	95119
(Address of principal executive offices)	(Zip code)

(408) 694-9500

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

14,139,051 shares of common stock, $0.01 par value, were outstanding as of November 30, 2006.

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED OCTOBER 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	October 31, 2006	July 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,012	$934
Marketable securities	6,150	5,750
Trade accounts receivable, net of allowance of $353 and $372, respectively	1,681	1,639
Trade accounts receivable - related party	53	27
Proceeds receivable from sale of discontinued operations	—	89
Inventories	2,046	2,167
Prepaid and other current assets	273	289

Total current assets	11,215	10,895

Property and equipment, net	318	338
Long-term receivable, net of allowance of $232	153	153
Goodwill	418	418
Investments	301	301

Total assets	$12,405	$12,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$437	$453
Trade accounts payable - related party	203	72
Deferred acquisition payment	397	397
Accrued expenses and other	1,430	1,376

Total current liabilities	2,467	2,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,139,051 and 14,128,922 shares issued, respectively)	14	14
Additional paid-in capital	55,121	55,030
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(43,695)	(43,735)

Total stockholders’ equity	9,938	9,807

Total liabilities and stockholders’ equity	$12,405	$12,105

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended October 31,
	2006	2005
REVENUE
Net revenue	$2,708	$3,172

COST OF REVENUE
Cost of revenue	943	1,060

Gross profit	1,765	2,112

OPERATING EXPENSE
Selling, general and administrative	1,057	1,270
Research and development	742	671
Other expense, net	6	24

Total operating expense	1,805	1,965

Income (loss) from continuing operations	(40)	147

Interest income	80	34

Income from continuing operations before income taxes	40	181

Income tax expense	—	—

Income from continuing operations after income taxes	40	181

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax of $36 and minority interest of $91	—	107

Income from discontinued operations	—	107

Income before extraordinary item	40	288

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	217

Net income	$40	$505

COMPREHENSIVE INCOME
Net income	$40	$505
Foreign currency translation adjustment	—	8

Comprehensive income	$40	$513

Weighted average shares outstanding:
Basic	13,547	12,961
Diluted	13,725	13,039

Basic income per share:
From continuing operations after income taxes	*	$0.01
From discontinued operations, net of tax and minority interest	—	0.01
From extraordinary gain, net of income taxes	—	0.02

Basic income per share	*	$0.04

Diluted income per share:
From continuing operations after income taxes	*	$0.01
From discontinued operations, net of tax and minority interest	—	0.01
From extraordinary gain, net of income taxes	—	0.02

Diluted income per share	*	$0.04

*	Less than $0.01.

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40	$505
Change in operating assets and liabilities of discontinued operations	—	169
Minority interest of discontinued operations	—	91
Extraordinary gain	—	(217)
Non-cash stock based compensation expense	80	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51	90
Provision of allowance for doubtful accounts	(19)	111
Changes in net assets and liabilities
Trade accounts receivable	(23)	(567)
Inventories	121	23
Prepaid and other current assets	16	11
Trade accounts payable	(16)	(50)
Trade accounts receivable/payable - related party	105	6
Accrued expenses and other	54	(301)

Net cash provided by (used in) operating activities	409	(129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31)	(24)
Purchases of marketable securities	(400)	—
Proceeds from disposal of discontinued operations	89	—

Net cash used in investing activities	(342)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	11	24

Net cash provided by financing activities	11	24

Effect of exchange rates on cash	—	8

Net increase (decrease) in cash and cash equivalents	78	(121)
Cash and cash equivalents, beginning of period	934	870

Cash and cash equivalents, end of period	$1,012	$749

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2006 and 2005

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2006 and for all periods presented.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2006 and 2005 and for each of the two years in the period ended July 31, 2006, which are included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Certain amounts in the fiscal year 2006 consolidated financial statements have been reclassified to conform with the fiscal year 2007 consolidated financial statement presentation.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company has not yet determined the impact, if any, that FIN 48 will have on its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

2. Stock Based Compensation

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

Employee Stock Purchase Plan

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

Stock Compensation

Beginning August 31, 2006, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 123(R) (SFAS 123R), “Share-Based Payment” using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to August 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123. No stock-based compensation was recognized on employee stock options or ESPP shares issued prior to August 1, 2006.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions in the following table. Expected volatilities are based on historical daily closing prices adjusted for our expected future volatility. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses historical information to calculate the expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The Company has not historically declared any cash dividends on our common stock. We currently intend to retain any retained earnings to finance the operation and expansion of our business and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

The assumptions used to value option grants and the Employee Stock Purchase Plan for the three months ended October 31, 2006 and October 31, 2005 are as follows:

	2006	2005
Volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	4.57% - 4.93%	4.86%

No options were granted during the three months ended October 31, 2006.

Total stock-based compensation recognized for the three months ended October 31, 2006, related to options granted prior to August 1, 2006 and ESPP shares issued during the three months ended October 31, 2006, is as follows:

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$51,000	$2,000	$53,000
Research and development	26,000	1,000	27,000

Total	$77,000	$3,000	$80,000

Pro Forma Disclosure

As stated above, the Company implemented SFAS 123R on August 1, 2006 and was not required to restate results for prior periods. However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock option plans for the three months ended October 31, 2005. For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense straight-line, over the options’ vesting periods. Note that the below pro forma disclosures are provided for the three months ended October 31, 2005 only because employee stock options were not accounted for using the fair value method during that period. When the Company presents its financial statements for the three months ended October 31, 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under SFAS 123R fair value method for the first quarter of both fiscal years 2007 and 2008.

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended October 31, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

2005
Net income as reported	$505
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(60)

Pro forma net income	$445

Net income per share:
Basic – as reported	$0.04
Basic – pro forma	$0.03

Diluted – as reported	$0.04
Diluted – pro forma	$0.03

On October 31, 2006, there is $482,000 of unrecognized compensation cost, adjusted for estimated forfeitures related to non-vested stock-based compensation payments granted to eOn employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2006 is as follows:

	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2006	446,917	1,644,175	$3.17
Granted	—	—	—
Exercised	—	(875)	1.00
Cancelled	—	—	—

Options outstanding, October 31, 2006	446,917	1,643,300	$3.17

Options exercisable October 31, 2006		1,350,246	$3.43

Exercise price range		$0.28 -$24.25

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2006 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at October 31, 2006	Weighted Average Exercise Price
$0.00 — $5.00	1,384,071	6.9 years	$2.05	1,091,017	$2.07
$5.01 — $10.00	171,629	2.3 years	8.12	171,629	8.12
$10.01 — $20.00	84,600	2.7 years	10.73	84,600	10.73
$20.01 — $25.00	3,000	3.3 years	24.25	3,000	24.25

	1,643,300	6.2 years	$3.17	1,350,246	$3.43

The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2006 was $366,000 and $293,000, respectively. The aggregate intrinsic value of the 37,597 options which vested during the quarter ended October 31, 2006 was $6,000. The aggregate intrinsic value of the 875 options exercised during the quarter ended October 31, 2006 was less than $1,000.

3. Revenue Recognition

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company believes that its revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition.”

4. Cortelco Shanghai, Extraordinary Gain and Discontinued Operations

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China.

Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp, a California corporation that owns a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). At closing, CSHC received 157,167 shares of eOn common stock valued at $321,250. On October 21, 2005, the Company issued the remaining 471,501 shares valued at $490,361, as set forth in the purchase agreement. The value of the assets acquired exceeded the value of the stock and the Company realized an extraordinary gain on purchase of $217,000.

After working with Cortelco Shanghai, the Company concluded that its direct eOn China sales team better fits its China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. The Company had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal control procedures and documentation requirements in the future would be prohibitively expensive.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunications Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai for $1,838,000, including dividends of $496,000 resulting in a gain on disposal of $303,000. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Results of discontinued operations for the three months ended October 31, 2005 are as follows (in thousands):

Three Months Ended October 31, 2005
REVENUE
Net third party revenue	$2,136
Net related party revenue	335

Total revenue	2,471

COST OF REVENUE
Third party cost of revenue	1,861
Related party cost of revenue	70

Total cost of revenue	1,931

Gross profit	540

OPERATING EXPENSE
Selling, general and administrative	315

Total operating expense	315

Income from operations	225

Interest income	9
Other income, net	—

Income from operations before income taxes and minority interest	234

Income tax expense	(36)

Income from operations before minority interest	198
Miniority interest	(91)

Income from discontinued operations	$107

5. Related Parties

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC. The following represents related party transactions for the three months ended October 31, 2006 and 2005 (in thousands):

Spark Technologies, Inc.

	2006	2005
Payable to CII
Balance at beginning of period	$71	$51
Purchases from CII	323	145
Payments to CII	(203)	(53)

Balance at end of period	$191	$143

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. Under the terms of an engineering development agreement, Aelix bills Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocates general overhead based upon pro rata head count. The following represents related party transactions for the three months ended October 31, 2006 and 2005 (in thousands):

	2006	2005
Receivable from Spark
Balance at beginning of period	$27	$19
Aelix engineering development	97	89
Payments received from Spark	(71)	(92)

Balance at end of period	$53	$16

	2006	2005
Payable to Spark
Balance at beginning of period	$1	$106
Deposit received from Spark	93	—
Engineering services received from Spark	—	2
eOn China engineering development	(82)	(91)

Balance at end of period	$12	$17

6. Inventories

Inventories consist of the following as of October 31, 2006 and 2005 (in thousands):

	2006	2005
Raw materials and purchased components	$605	$576
Finished goods	2,668	2,880

Total	3,273	3,456
Inventory obsolescence	(1,227)	(1,324)

Inventory	$2,046	$2,132

7. Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenues are recognized. The cost of satisfying warranty claims, which approximates 2% of product revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2006 and 2005 (in thousands):

	2006	2005
Beginning balance	$150	$228
Warranty cost incurred	(33)	(36)
Accrued warranty cost	11	1

Ending balance	$128	$193

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2006 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2006	14,128,922	$14	$55,030	(676,900)	$(1,502)	$(43,735)	$9,807
Net income	—	—	—	—	—	40	40
Issuance of of common stock for employee stock options	875	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	9,254	—	10	—	—	—	10
Stock based compensation expense	—	—	80	—	—	—	80

Balance at October 31, 2006	14,139,051	$14	$55,121	(676,900)	$(1,502)	$(43,695)	$9,938

9. Commitments and Contingencies

(a) Operating Leases

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. to 12,000 sq. ft. of replacement space. The reduced space is expected to be adequate to meet the Company’s needs. The Company expects to have a commitment for this space during the second fiscal quarter of 2007.

(b) Commitments

At October 31, 2006, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,741,000.

(c) Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee, the Company’s Chief Executive Officer and a major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. In addition, in the event that Spark discontinues operations or liquidates, David Lee is required to purchase the shares for $300,000 within 60 days.

(d) Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

Item 2. – Management’s Discussion and Analysis or Plan of Operations

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

Overview

eOn Communications Corporation (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers proven, IP-ready products that improve business performance.

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

After working with Cortelco Shanghai, we concluded that our direct eOn sales team better fits our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal control procedures and documentation requirements in the future would be prohibitively expensive. Furthermore cash proceeds from a sale of Cortelco Shanghai could be utilized to build other growth opportunities.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunications Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 7, “Financial Statements,” of our Annual Report on Form 10-KSB for the year ended July 31, 2006.

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

Product Warranties

We generally provide customers a one-year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% of product revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant are included in earnings in the period in which the evaluations are completed.

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

Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R during the first quarter of fiscal 2007. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions in the following table. Expected volatilities are based on historical daily closing prices adjusted for our expected future volatility. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses historical information to calculate expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The Company has not historically declared any cash dividends on our common stock. We currently intend to retain any retained earnings to finance the operation and expansion of our business and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 2 for further information regarding the SFAS 123R disclosures.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2006, the Company has available net operating loss (“NOL”) carry forwards of $18,256,000.

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

Results of Operations

For the Three Months Ended October 31, 2006 compared to the Three Months Ended October 31, 2005

Net Revenue

Net revenue decreased approximately 15% to $2,708,000 for the three months October 31, 2006 compared to $3,172,000 for the same period of the previous year. The decrease reflects a decrease in Millennium revenue and a decrease in eQueue revenue over the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 16% to $1,765,000 for the three months ended October 31, 2006 from $2,112,000 for the same period of the previous year, as a result of lower revenue and lower margins. Millennium gross profit and eQueue gross profit decreased over the same period last year. Gross margin % decreased to approximately 65% for the three months ended October 31, 2006 compared with gross margin of approximately 67% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 17% to $1,057,000 for the three months ended October 31, 2006, from $1,270,000 for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce) and employee travel costs and lower bad debt expense partially offset by higher non-cash compensation expense resulting from the adoption of SFAS 123R during the three months ended October 31, 2006.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 11% to $742,000 for the three months ended October 31, 2006 from $671,000 for the same period of the previous year. The increase primarily reflects higher employee travel resulting from international travel to India and China and higher non-cash compensation expense resulting from the adoption of SFAS 123R during the three months ended October 31, 2006.

Other Expense, Net

Other expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $6,000 for the three months ended October 31, 2006 compared to $24,000 for the same period of the previous year. The decrease reflects lower bank service charges and more favorable currency exchange differences during the three months ended October 31, 2006.

Interest Income

Interest income was $80,000 for the three months ended October 31, 2006 compared to $34,000 for the same period of the previous year. The increase reflects an increase in marketable securities and higher rates of return compared to the same period of the previous year.

Liquidity and Capital Resources

As of October 31, 2006, we had cash and cash equivalents of $1,012,000, $6,150,000 in short-term marketable securities, and working capital of $8,748,000. Our short-term marketable securities are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash inflow of $409,000 for the three months ended October 31, 2006 compared to net cash outflow of $129,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items), lower inventories and higher accounts payable – related party and accrued expenses. The net operating cash outflow for the prior year period primarily reflects net income (adjusted for non-cash items), higher accounts receivable and lower accounts payable and accrued expenses.

Our investing activities resulted in a net cash outflow of $342,000 for the three months ended October 31, 2006 compared to a net cash outflow of $24,000 for the same period of the previous year. Cash used by investing activities for the three months ended October 31, 2006 and for the same period of the previous year were a result of purchases of marketable securities and capital expenditures. Cash inflows for the three months ended October 31, 2006 also included proceeds from the disposal of discontinued operations.

Our financing activities resulted in a cash inflow of $11,000 for the three months ended October 31, 2006 compared to a cash inflow of $24,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,000,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2006; resulting in an accumulated deficit of $43,735,000. During the three months ended October 31, 2006, cash and cash equivalents and short-term marketable securities increased to $7,162,000 from $6,684,000, primarily as a result of cash provided by continuing operations.

The Company had a loss from continuing operations of $40,000 for the three months ended October 31, 2006 versus income from continuing operations of $181,000 for the same period in the prior year. As of October 31, 2006, the Company had $7,162,000 in cash and cash equivalents and short-term marketable securities in the United States available to fund operations.

The Company is dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term marketable securities plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that the cash and short-term marketable securities on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Commitments and Contingencies

(a)	Operating Leases

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. to 12,000 sq. ft. of replacement space. The reduced space is expected to be adequate to meet the Company’s needs. The Company expects to have a commitment for this space during the second fiscal quarter of 2007.

(b)	Commitments

At October 31, 2006, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,741,000.

(d)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee, the Company’s Chief Executive Officer and a major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. In addition, in the event that Spark discontinues operations or liquidates, David Lee is required to purchase the shares for $300,000 within 60 days.

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

As of September 30, 2006, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,563,656 common shares, or 32.35% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending October 31, 2006.

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

EON COMMUNICATIONS CORPORATION

Dated: December 15, 2006	/s/ Stephen R. Bowling
Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)