Form 10QSB
period 2007-01-31
EON COMMUNICATIONS CORP
filed 2007-03-16
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

14,139,051 shares of common stock, $0.01 par value, were outstanding as of February 28, 2007.

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED JANUARY 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	January 31, 2007	July 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$934
Marketable securities	5,200	5,750
Trade accounts receivable, net of allowance of $660 and $372, respectively	752	1,639
Trade accounts receivable - related party	100	27
Proceeds receivable from sale of discontinued operations	—	89
Inventories	2,326	2,167
Prepaid and other current assets	336	289

Total current assets	10,118	10,895
Property and equipment, net	275	338
Long-term receivable, net of allowance of $232	—	153
Goodwill	418	418
Investments	301	301

Total assets	$11,112	$12,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$383	$453
Trade accounts payable - related party	288	72
Deferred acquisition payment	397	397
Accrued expenses and other	1,043	1,376

Total current liabilities	2,111	2,298
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,139,051 and 14,128,922 shares issued, respectively)	14	14
Additional paid-in capital	55,199	55,030
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,710)	(43,735)

Total stockholders’ equity	9,001	9,807

Total liabilities and stockholders’ equity	$11,112	$12,105

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
REVENUE
Third party revenue	$1,319	$2,964	$4,027	$6,136
Related party revenue	168	—	168	—

Net revenue	$1,487	$2,964	$4,195	$6,136

COST OF REVENUE
Third party cost of revenue	514	1,024	1,457	2,084
Related party cost of revenue	156	—	156	—

Cost of revenue	670	1,024	1,613	2,084

Gross profit	817	1,940	2,582	4,052

OPERATING EXPENSE
Selling, general and administrative	1,120	1,176	2,177	2,446
Research and development	768	577	1,510	1,248
Other expense, net	24	40	30	64

Total operating expense	1,912	1,793	3,717	3,758

(Loss) income from continuing operations	(1,095)	147	(1,135)	294

Interest income	80	33	160	67

(Loss) income from continuing operations before income taxes	(1,015)	180	(975)	361

Income tax expense	—	—	—	—

(Loss) income from continuing operations after income taxes	(1,015)	180	(975)	361

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax of
$162 and minority interest of $289, respectively	—	149	—	256
Gain on disposal of discontinued operations, net of tax of $20	—	278	—	278

Income from discontinued operations	—	427	—	534

(Loss) income before extraordinary item	(1,015)	607	(975)	895

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	—	—	217

Net (loss) income	$(1,015)	$607	$(975)	$1,112

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(1,015)	$607	$(975)	$1,112
Foreign currency translation adjustment	—	—	—	8

Comprehensive (loss) income	$(1,015)	$607	$(975)	$1,120

Weighted average shares outstanding:
Basic	13,552	13,402	13,549	13,291
Diluted	13,552	13,469	13,549	13,356

Basic (loss) income per share:
From continuing operations after income taxes	$(0.07)	$0.02	$(0.07)	$0.03
From discontinued operations, net of tax and minority interest	—	0.03	—	0.04
From extraordinary gain, net of income taxes	—	—	—	0.01

Basic (loss) income per share	$(0.07)	$0.05	$(0.07)	$0.08

Diluted (loss) income per share:
From continuing operations after income taxes	$(0.07)	$0.02	$(0.07)	$0.03
From discontinued operations, net of tax and minority interest	—	0.03	—	0.04
From extraordinary gain, net of income taxes	—	—	—	0.01

Diluted (loss) income per share	$(0.07)	$0.05	$(0.07)	$0.08

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(975)	$1,112
Change in operating assets and liabilities of discontinued operations	—	(173)
Minority interest of discontinued operations	—	217
Extraordinary gain	—	(217)
Gain on disposal of discontinued operations	—	(278)
Loss on disposal of fixed assets	—	16
Non-cash stock based compensation expense	158	—
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	99	166
Provision of allowance for doubtful accounts	(19)	111
Changes in net assets and liabilities
Trade accounts receivable	906	(1,178)
Inventories	(159)	(55)
Prepaid and other current assets	(47)	(103)
Trade accounts payable	(70)	(31)
Trade accounts receivable/payable—related party	143	(107)
Accrued expenses and other	(333)	(27)

Net cash used in operating activities	(297)	(547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36)	(109)
Notes receivable—related party	—	(300)
Purchases of marketable securities	(2,650)	—
Disposal of marketable securities	3,200	800
Proceeds from disposal of discontinued operations	89	—
Investing cash flows from discontinued operations	—	(44)

Net cash provided by investing activities	603	347

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	11	24

Net cash provided by financing activities	11	24

Net increase (decrease) in cash and cash equivalents	317	(176)
Cash and cash equivalents, beginning of period	934	870

Cash and cash equivalents, end of period	$1,251	$694

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended January 31, 2007 and 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2007 and for all periods presented.

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

Certain amounts in the fiscal year 2006 consolidated financial statements have been reclassified to conform to the fiscal year 2007 consolidated financial statement presentation.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company has not yet determined the impact, if any, that FIN 48 will have on its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its Consolidated Financial Statements.

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

Stock Compensation

Beginning August 31, 2006, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 123(R) (SFAS 123R), “Share-Based Payment” using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to August 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123. No stock-based compensation was recognized on employee stock options or ESPP share issued prior to August 1, 2006.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions in the following table. Expected volatilities are based on historical daily closing prices adjusted for expected future volatility. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses historical information to calculate expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The Company has not historically declared any cash dividends on its common stock, and currently intends to retain any retained earnings to finance the operation and expansion of the business and therefore does not expect to pay cash dividends on the common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

The assumptions used to value option grants and the Employee Stock Purchase Plan for the six months ended January 31, 2007 and 2006 are as follows:

	2007	2006
Volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	4.57% - 4.93%	4.86%

During the six months ended January 31, 2007, the Company issued 5,000 options to purchase common stock.

Total stock-based compensation recognized for the six months ended January 31, 2007, related to options granted prior to August 1, 2006 and ESPP shares issued during the six months ended January 31, 2007, is as follows:

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$101,000	$4,000	$105,000
Research and development	51,000	2,000	53,000

Total	$152,000	$6,000	$158,000

Pro Forma Disclosure

As stated above, the Company implemented SFAS 123R on August 1, 2006 and was not required to restate results for prior periods. However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock option plans for the six months ended January 31, 2006. For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense straight-line, over the options’ vesting periods. Note that the below pro forma disclosures are provided for the six months ended January 31, 2006 only because employee stock options were not accounted for using the fair value method during that period.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended January 31, 2006, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	Three Months Ended January 31, 2006	Six Months Ended January 31, 2006
Net income as reported	$607	$1,112
Deduct: Total stock-based compensation determined under
fair value based method for all awards, net of tax	(57)	(115)

Pro forma net income	$550	$997

Net income per share:
Basic – as reported	$0.05	$0.08
Basic – pro forma	$0.04	$0.08
Diluted – as reported	$0.05	$0.08
Diluted – pro forma	$0.04	$0.07

On January 31, 2007, there is $404,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation payments granted to eOn employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2006 is as follows:

	Options Avaliable for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2006	446,917	1,644,175	$3.17
Granted	—	5,000	—
Exercised	—	(875)	1.00
Cancelled	—	—	—

Options outstanding, January 31, 2007	446,917	1,648,300	$3.17

Options exercisable January 31, 2007		1,385,737	$3.41
Exercise price range		$0.28 - $24.25

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2007 is summarized as follows:

Range of Exercise Prices	Outstanding at January 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 31, 2007	Weighted Average Exercise Price
$0.00 — $5.00	1,389,071	6.7 years	$2.05	1,126,508	$2.08
$5.01 — $10.00	171,629	2.0 years	8.12	171,629	8.12
$10.01 — $20.00	84,600	2.5 years	10.73	84,600	10.73
$20.01 — $25.00	3,000	3.1 years	24.25	3,000	24.25

	1,648,300	6.0 years	$3.17	1,385,737	$3.41

The aggregate intrinsic value of options outstanding and options exercisable as of January 31, 2007 was $125,000 and $108,000, respectively. The aggregate intrinsic value of the 73,587 options which vested during the six months ended

January 31, 2007 was $2,000. The aggregate intrinsic value of the 875 options exercised during the six months ended January 31, 2007 was less than $1,000.

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

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunications Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai for $1,838,000, including dividends of $496,000 resulting in a gain on disposal of $303,000 (for the six months ended January 31, 2007, the Company had recorded $278,000). Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Results of discontinued operations for the three and six months ended January 31, 2006 are as follows (in thousands):

	Three Months Ended January 31, 2006	Six Months Ended January 31, 2006
REVENUE
Net third party revenue	$1,526	$3,662
Net related party revenue	399	734

Total revenue	1,925	4,396

COST OF REVENUE
Third party cost of revenue	1,285	3,146
Related party cost of revenue	209	279

Total cost of revenue	1,494	3,425

Gross profit	431	971

OPERATING EXPENSE
Selling, general and administrative	136	451

Total operating expense	136	451

Income from operations	295	520

Interest income	9	18
Other income, net	7	7

Income from operations before income taxes and minority interest	311	545

Income tax expense	(36)	(72)

Income from operations before minority interest	275	473
Minority interest	(126)	(217)

Income from discontinued operations	$149	$256

5. Related Parties

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC. The following represents related party transactions for the six months ended January 31, 2007 and 2006 (in thousands):

	2007	2006
Payable to CII
Balance at beginning of period	$72	$51
Purchases from CII	770	381
Payments to CII	(554)	(360)

Balance at end of period	$288	$72

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represents related party transactions for the six months ended January 31, 2007 and 2006 (in thousands):

	2007	2006
Receivable from Spark
Balance at beginning of period	$27	$19
Aelix engineering development	265	140
Payments received from Spark	(192)	(111)

Balance at end of period	$100	$48

	2007	2006
Payable to Spark
Balance at beginning of period	$1	$106
Deposit received from Spark	93	—
Engineering services received from Spark	—	2
eOn China engineering development	(94)	(101)

Balance at end of period	$—	$7

6. Inventories

Inventories consist of the following as of January 31, 2007 and July 31, 2006 (in thousands):

	2007	2006
Raw materials and purchased components	$518	$482
Finished goods	2,980	2,950

Total	3,498	3,432
Inventory obsolescence	(1,172)	(1,265)

Inventory	$2,326	$2,167

7. Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenues are recognized. The cost of satisfying warranty claims, which approximates 2% of product revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance	$150	$228
Warranty cost incurred	(43)	(71)
Accrued warranty cost	1	49

Ending balance	$108	$206

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the six months ended January 31, 2007 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2006	14,128,922	$14	$55,030	(676,900)	$(1,502)	$(43,735)	$9,807

Net loss	—	—	—	—	—	(975)	(975)

Issuance of common stock for employee stock options	875	—	1	—	—	—	1

Issuance of common stock under employee stock purchase plan	9,254	—	10	—	—	—	10

Stock based compensation expense	—	—	158	—	—	—	158

Balance at January 31, 2007	14,139,051	$14	$55,199	(676,900)	$(1,502)	$(44,710)	$9,001

9. Commitments and Contingencies

(a)	Operating Leases

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. of space. The reduced space is expected to be adequate to meet the Company’s needs and will not result in a disruption in operations.

(b)	Commitments

At January 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,621,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

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

10. Subsequent Event

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The Company will account for this purchase as an asset purchase in accordance with generally accepted accounting principles.

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

Results of Operations

For the Three Months Ended January 31, 2007 compared to the Three Months Ended January 31, 2006

Net Revenue

Net revenue decreased approximately 50% to $1,487,000 (including $168,000 of related party revenue) for the three months January 31, 2007 compared to $2,964,000 for the same period of the previous year. The decrease reflects a decrease in Millennium revenue and a decrease in eQueue revenue over the same period of the previous year. The decrease is due to declines in both Millennium and eQueue system sales. Sales of Millennium systems were adversely impacted by seasonal slowdowns traditionally experienced in key US government and education market segments along with delays encountered with the release of planned product enhancements. Sales of eQueue systems were off largely due to a decline in contributions from US government and education market segments and due to the continued slow ramp up of sales anticipated from international markets.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 58% to $817,000 for the three months ended January 31, 2007 from $1,940,000 for the same period of the previous year, as a result of lower revenue and lower margins. Millennium gross profit and eQueue gross profit decreased over the same period last year. Gross margin % decreased to approximately 55% for the three months ended January 31, 2007 compared with gross margin of approximately 65% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 5% to $1,120,000 for the three months ended January 31, 2007, from $1,176,000 for the same period of the previous year. The reduction reflects lower employee compensation (resulting from reductions in workforce) and employee travel costs, partially offset by higher bad debt expense and non-cash compensation expense resulting from the adoption of SFAS 123R.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 33% to $768,000 for the three months ended January 31, 2007 from $577,000 for the same period of the previous year. The increase primarily reflects higher employee travel resulting from international travel to India and China and higher non-cash compensation expense resulting from the adoption of SFAS 123R.

Other Expense, Net

Other expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $24,000 for the three months ended January 31, 2007 compared to $40,000 for the same period of the previous year. The decrease is a result of $16,000 in costs related to the closure of the Korean office during the three months ended January 31, 2006.

Interest Income

Interest income was $80,000 for the three months ended January 31, 2007 compared to $33,000 for the same period of the previous year. The increase reflects an increase in marketable securities and higher rates of return compared to the same period of the previous year.

For the Six Months Ended January 31, 2007 compared to the Six Months Ended January 31, 2006

Net Revenue

Net revenue decreased approximately 32% to $4,195,000 (including $168,000 of related party revenue) for the six months January 31, 2007 compared to $6,136,000 for the same period of the previous year. The decrease is due to declines in both Millennium and eQueue system sales. Sales of Millennium systems were adversely impacted by seasonal slowdowns traditionally experienced in key US government and education market segments along with delays encountered with the release of planned product enhancements. Sales of eQueue systems were off largely due to a decline in contributions from US government and education market segments and due to the continued slow ramp up of sales anticipated from international markets. Additionally, effective July 31, 2006 a large eQueue maintenance contract was not renewed.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 36% to $2,582,000 for the six months ended January 31, 2007 from $4,052,000 for the same period of the previous year, as a result of lower revenue and lower margins. Millennium gross profit and eQueue gross profit decreased over the same period last year. Gross margin % decreased to approximately 62% for the six months ended January 31, 2007 compared with gross margin of approximately 66% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 11% to $2,177,000 for the six months ended January 31, 2007, from $2,446,000 for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce) and employee travel costs, partially offset by higher bad debt expense and non-cash compensation expense resulting from the adoption of SFAS 123R.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 21% to $1,510,000 for the six months ended January 31, 2007 from $1,248,000 for the same period of the previous year. The increase primarily reflects higher employee travel resulting from international travel to India and China and higher non-cash compensation expense resulting from the adoption of SFAS 123R.

Other Expense, Net

Other expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $30,000 for the six months ended January 31, 2007 compared to $64,000 for the same period of the previous year. The decrease reflects lower bank service charges and more favorable currency exchange differences during the three months ended January 31, 2007. Additionally, during the six months ended January 31, 2006, the Company incurred $16,000 in costs related to the closure of the Korean office.

Interest Income

Interest income was $160,000 for the six months ended January 31, 2007 compared to $67,000 for the same period of the previous year. The increase reflects an increase in marketable securities and higher rates of return compared to the same period of the previous year.

Liquidity and Capital Resources

As of January 31, 2007, we had cash and cash equivalents of $1,404,000 and $5,200,000 in short-term marketable securities, and working capital of $8,007,000. Our short-term marketable securities are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $296,000 for the six months ended January 31, 2007 compared to net cash outflow of $547,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects lower trade accounts receivable and lower accounts receivable from related parties, partially offset by net loss (adjusted for non-cash items), higher inventories and reduced accrued expenses and other. The net operating cash outflow for the prior year period primarily reflects net income (adjusted for non-cash items), partially offset by higher accounts receivable, prepaid and other current assets and related party accounts receivable.

Our investing activities resulted in a net cash inflow of $603,000 for the six months ended January 31, 2007 compared to a net cash inflow of $347,000 for the same period of the previous year. Cash provided by investing activities for the six months ended January 31, 2007 was a result of net marketable securities disposals and proceeds received from the sale of Cortelco Shanghai. Cash provided by investing activities for the same period of the previous year was a result of disposals of marketable securities, partially offset by an increase in related party notes receivable and capital expenditures.

Our financing activities resulted in a cash inflow of $10,000 for the six months ended January 31, 2007 compared to a cash inflow of $24,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

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

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The Company will account for this purchase as an asset purchase in accordance with generally accepted accounting principles.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2006; resulting in an accumulated deficit of $43,735,000. During the six months ended January 31, 2007, cash and cash equivalents and short-term marketable securities decreased to $6,604,000 from $6,684,000, primarily as a result of funding operating losses offset by accounts receivable cash collections.

The Company had a loss from continuing operations of $975,000 for the six months ended January 31, 2007 versus income from continuing operations of $361,000 for the same period in the prior year. As of January 31, 2007, the Company had $6,604,000 in cash and cash equivalents and short-term marketable securities in the United States available to fund operations.

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

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia will expire. The Company is involved in negotiations to secure approximately 10,000 sq. ft. of space. The reduced space is expected to be adequate to meet the Company’s needs and will not result in a disruption in operations.

(b)	Commitments

At January 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,621,000.

(d)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

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

•	Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	Data communication equipment suppliers, such as Cisco Systems and 3COM;

•	Email management and web center software suppliers, such as eGain, Kana Communications, and Live Person; and

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending January 31, 2007.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

None.

Item 2. – Unregistered Sales of Securities and Use of Proceeds

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

EON COMMUNICATIONS CORPORATION

Dated: March 16, 2007	\s\ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)