Form 10QSB
period 2007-04-30
EON COMMUNICATIONS CORP
filed 2007-06-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

13,480,129 shares of common stock, $0.01 par value, were outstanding as of May 31, 2007.

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED APRIL 30, 2007

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2007 (unaudited) and July 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	13

Item 3.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

It em 1. – Financial Statements

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share information)

	April 30, 2007	July 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$578	$934
Marketable securities	4,725	5,750
Trade accounts receivable, net of allowance of $683 and $372, respectively	2,419	1,639
Trade accounts receivable—related party	108	27
Proceeds receivable from sale of discontinued operations	—	89
Inventories	2,473	2,167
Prepaid and other current assets	165	289

Total current assets	10,468	10,895

Property and equipment, net	408	338
Long-term receivable, net of allowance of $232	—	153
Goodwill	418	418
Investments	301	301

Total assets	$11,595	$12,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$507	$453
Trade accounts payable—related party	402	72
Deferred acquisition payment	397	397
Accrued expenses and other	1,171	1,376

Total current liabilities	2,477	2,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,157,029 and 14,128,922 shares issued, respectively)	14	14
Additional paid-in capital	55,296	55,030
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(44,690)	(43,735)

Total stockholders’ equity	9,118	9,807

Total liabilities and stockholders’ equity	$11,595	$12,105

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share information)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
REVENUE
Third party revenue	$3,375	$3,047	$7,402	$9,183
Related party revenue	195	—	363	—

Net revenue	$3,570	$3,047	$7,765	$9,183

COST OF REVENUE
Third party cost of revenue	1,525	1,107	2,982	3,191
Related party cost of revenue	180	—	336	—

Cost of revenue	1,705	1,107	3,318	3,191

Gross profit	1,865	1,940	4,447	5,992

OPERATING EXPENSE
Selling, general and administrative	1,191	1,074	3,368	3,520
Research and development	715	643	2,225	1,891
Other (income) expense, net	(2)	(1)	28	63

Total operating expense	1,904	1,716	5,621	5,474

(Loss) income from continuing operations	(39)	224	(1,174)	518

Interest income	59	45	219	112

Income (loss) from continuing operations before income taxes	20	269	(955)	630

Income tax expense	—	—	—	—

Income (loss) income from continuing operations after income taxes	20	269	(955)	630

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax of $0 and minority interest of $289, respectively	—	—	—	256
Gain on disposal of discontinued operations, net of tax of $0 and $20	—	25	—	303

Income from discontinued operations	—	25	—	559

Income (loss) before extraordinary item	20	294	(955)	1,189

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	—	—	217

Net income (loss)	$20	$294	$(955)	$1,406

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$20	$294	$(955)	$1,406
Foreign currency translation adjustment	—	—	—	8

Comprehensive income (loss)	$20	$294	$(955)	$1,414

Weighted average shares outstanding:
Basic	13,564	13,424	13,558	13,309
Diluted	13,702	13,587	13,558	13,394

Basic income (loss) per share:
From continuing operations after income taxes	$—	$0.02	$(0.07)	$0.05
From discontinued operations, net of tax and minority interest	—	—	—	0.04
From extraordinary gain, net of income taxes	—	—	—	0.02

Basic income (loss) per share	$—	$0.02	$(0.07)	$0.11

Diluted income (loss) per share:
From continuing operations after income taxes	$—	$0.02	$(0.07)	$0.05
From discontinued operations, net of tax and minority interest	—	—	—	0.04
From extraordinary gain, net of income taxes	—	—	—	0.02

Diluted income (loss) per share	$—	$0.02	$(0.07)	$0.11

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(955)	$1,406
Change in operating assets and liabilities of discontinued operations	—	(173)
Minority interest of discontinued operations	—	217
Extraordinary gain	—	(217)
Gain on disposal of discontinued operations	—	(303)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash stock based compensation expense	236	—
Depreciation and amortization	140	236
Provision for allowance for doubtful accounts	129	85
Loss (gain) on disposal of fixed assets	(12)	16
Changes in net assets and liabilities, net of effects from purchase of One IP Voice, Inc.
Trade accounts receivable	(703)	(31)
Inventories	(266)	123
Prepaid and other current assets	139	(145)
Trade accounts payable	54	(167)
Trade accounts receivable/payable—related party	249	(145)
Accrued expenses and other	(308)	(145)

Net cash provided by (used in) operating activities	(1,297)	757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69)	(104)
Proceeds from disposals of property and equipment	16	—
Investment in China joint venture	—	(1)
Notes receivable—related party	—	(300)
Purchases of marketable securities	(4,775)	(2,950)
Disposal of marketable securities	5,800	800
Cash used in business acquisition	(150)	—
Proceeds from disposal of discontinued operations	89	1,800
Investing cash flows from discontinued operations	—	(44)

Net cash provided by (used in) investing activities	911	(799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	30	84

Net cash provided by financing activities	30	84

Net (decrease) increase in cash and cash equivalents	(356)	42
Cash and cash equivalents, beginning of period	934	870

Cash and cash equivalents, end of period	$578	$912

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended April 30, 2007 and 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2007 and for all periods presented.

Principles of Consolidation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Aelix Systems, Inc. (“Aelix”), eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, eOn IP Voice, Inc. (“EIPV”) formed on February 22, 2007, Cortelco China Corporation, and through December 31, 2005, the date of disposition, it’s majority owned subsidiary, Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”). All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2006 and 2005 and for each of the two years in the period ended July 31, 2006, which are included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its Consolidated Financial Statements.

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

Stock Compensation

Beginning August 1, 2006, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 123(R) (SFAS 123R), “Share-Based Payment” using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

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

The assumptions used to value option grants and the Employee Stock Purchase Plan for the nine months ended April 30, 2007 and 2006 are as follows:

	2007	2006
Volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	4.57% - 4.93%	4.86%

During the nine months ended April 30, 2007, the Company issued options to purchase 5,000 shares of common stock.

Total stock-based compensation recognized for the nine months ended April 30, 2007, related to options granted prior to August 1, 2006 and ESPP shares issued during the nine months ended April 30, 2007, is as follows:

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$151,000	$6,000	$157,000
Research and development	76,000	3,000	79,000

Total	$227,000	$9,000	$236,000

Pro Forma Disclosure

As stated above, the Company implemented SFAS 123R on August 1, 2006 and was not required to restate results for prior periods. However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company’s stock option plans for the nine months ended April 30, 2006. For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense straight-line, over the options’ vesting periods. Note that the below pro forma disclosures are provided for the nine months ended April 30, 2006 only because employee stock options were not accounted for using the fair value method during that period.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended April 30, 2006, that would have resulted if we had accounted for our employee stock option plans under the fair value recognition provisions of SFAS 123:

	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2006
Net income as reported	$294	$1,406
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(81)	(243)

Pro forma net income	$213	$1,163

Net income per share:
Basic – as reported	$0.02	$0.11
Basic – pro forma	$0.02	$0.09

Diluted – as reported	$0.02	$0.11
Diluted – pro forma	$0.02	$0.09

On April 30, 2007, there is $326,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation payments granted to eOn employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be charged to earnings through 2010.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2006 is as follows:

	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2006	446,917	1,644,175	$3.17
Granted	(5,000)	5,000	1.46
Exercised	—	(875)	1.00
Cancelled	10,743	(10,743)	5.50

Options outstanding, April 30, 2007	452,660	1,637,557	$3.16

Options exercisable April 30, 2007		1,413,047	$3.37
Exercise price range		$0.28 - $24.25

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2007 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at April 30, 2007	Weighted Average Exercise Price
$0.00 — $5.00	1,382,528	6.4 years	$2.05	1,158,018	$2.09
$5.01 — $10.00	167,429	1.8 years	8.08	167,429	8.08
$10.01 — $20.00	84,600	2.2 years	10.73	84,600	10.73
$20.01 — $25.00	3,000	2.8 years	24.25	3,000	24.25

	1,637,557	5.7 years	$3.16	1,413,047	$3.37

The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2007 was $31,380. The aggregate intrinsic value of the 100,772 options which vested during the nine months ended April 30, 2007 was less than $1,000. The aggregate intrinsic value of the 875 options exercised during the nine months ended April 30, 2007 was less than $1,000.

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

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunications Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai for $1,838,000 ($1,800,000 net of transaction costs), including dividends of $496,000 resulting in a gain on disposal of $303,000. Accordingly, the results of operations of Cortelco Shanghai have been retroactively restated as discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Results of discontinued operations for the nine months ended April 30, 2006 are as follows (in thousands):

Nine Months Ended April 30, 2006
REVENUE
Net third party revenue	$3,662
Net related party revenue	734

Total revenue	4,396

COST OF REVENUE
Third party cost of revenue	3,146
Related party cost of revenue	279

Total cost of revenue	3,425

Gross profit	971

OPERATING EXPENSE
Selling, general and administrative	451

Total operating expense	451

Income from operations	520

Interest income	18
Other income, net	7

Income from operations before income taxes and minority interest	545

Income tax expense	(72)

Income from operations before minority interest	473
Minority interest	(217)

Income from discontinued operations	$256

5. Related Parties

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. Accounts payable are paid on thirty to sixty day terms. The Company has had no significant transactions with CSHC. The following represents related party transactions with CII for the nine months ended April 30, 2007 and 2006 (in thousands):

	2007	2006
Payable to CII
Balance at beginning of period	$71	$51
Purchases from CII	1,602	636
Payments to CII	(1,272)	(601)

Balance at end of period	$401	$86

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and majority shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represents related party transactions for the nine months ended April 30, 2007 and 2006 (in thousands):

	2007	2006
Receivable from Spark
Balance at beginning of period	$27	$19
Aelix engineering development	467	186
Payments received from Spark	(386)	(125)

Balance at end of period	$108	$80

	2007	2006
Payable to Spark
Balance at beginning of period	$1	$106
Deposit received from Spark	100	—
Engineering services received from Spark	—	33
eOn China engineering development	(100)	(136)

Balance at end of period	$1	$3

6. Inventories

Inventories consist of the following as of April 30, 2007 and July 31, 2006 (in thousands):

	2007	2006
Raw materials and purchased components	$578	$482
Finished goods	3,024	2,949

Total	3,602	3,431
Inventory obsolescence	(1,129)	(1,264)

Inventory	$2,473	$2,167

7. Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenues are recognized. The cost of satisfying warranty claims, which approximates 2% of product revenue, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance	$150	$227
Warranty cost incurred	(52)	(108)
Accrued warranty cost	18	86

Ending balance	$116	$205

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2007 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2006	14,128,922	$14	$55,030	(676,900)	$(1,502)	$(43,735)	$9,807
Net loss	—	—	—	—	—	(955)	(955)
Issuance of of common stock for employee stock options	875	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	27,232	—	29	—	—	—	29
Stock based compensation expense	—	—	236	—	—	—	236

Balance at April 30, 2007	14,157,029	$14	$55,296	(676,900)	$(1,502)	$(44,690)	$9,118

9. Commitments and Contingencies

(a) Operating Leases

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia expired. Effective April 1, 2007, the lease on the existing facility was amended to extend the lease for three years and reduce the leased square footage to 11,321 sq. ft., and provided for rent expense of approximately $8,000 per month. Based on the terms of the amended lease, our expected future minimum lease payments are as follows (in thousands):

	Payments due by period for the Years Ending July 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Kennesaw facility operating lease	$279	$30	$91	$94	$64	$—	$—

(b) Commitments

At April 30, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,108,000.

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

10. eOn IP Voice, Inc.

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV were included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased. Pro forma results are not presented because they are not materially different than the results reported. The Company has accounted for this purchase as an acquisition in accordance with SFAS No. 141, Business Combinations. Accordingly, there are management estimates used to record the assets and liabilities that are subject to refinement as better information is available. Management will evaluate this information periodically over the next year and may make adjustments to the purchase accounting to reflect the new facts and circumstances. A summary of the net assets acquired as of February 28, 2007 is as follows:

Current assets acquired	$108,000
Long-term assets acquired	145,000
Current liabilities assumed	(102,000)

Net assets acquired	$150,000

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. Expected volatilities are based on historical daily closing prices adjusted for our expected future volatility. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses historical information to calculate expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The Company has not historically declared any cash dividends on our common stock. We currently intend to retain any retained earnings to finance the operation and expansion of our business and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

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

See Note 2 Stock Based Compensation for further information regarding the SFAS 123R disclosures.

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

Results of Operations

For the Three Months Ended April 30, 2007 compared to the Three Months Ended April 30, 2006

Net Revenue

Net revenue increased approximately 17% to $3,570,000 for the three months April 30, 2007 compared to $3,047,000 for the same period of the previous year. The increase reflects related party revenue for professional services, which did not exist during the same period of the previous year, an increase in Millennium revenue and an increase in eQueue revenue over the same period of the previous year. The increase in Millennium revenue reflects the release of product enhancements during the quarter ended April 30, 2007. The increase in eQueue reflects higher international revenue, partially offset by lower domestic revenue.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 4% to $1,865,000 for the three months ended April 30, 2007 from $1,940,000 for the same period of the previous year, reflecting lower eQueue margins, offset by higher

Millennium margins. Gross profit for eQueue decreased over the same period last year reflecting lower margins on international revenue and the loss of a large maintenance customer as of July 31, 2006. Millennium gross profit increased reflecting release of product enhancements during the quarter ended April 30, 2007. Gross margin % decreased to approximately 52% for the three months ended April 30, 2007 compared with gross margin of approximately 64% for the same period of the previous year, primarily the result of product mix. Additionally, the margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 11% to $1,191,000 for the three months ended April 30, 2007, from $1,074,000 for the same period of the previous year. The increase reflects non-cash compensation expense resulting from the adoption of SFAS 123R, operating expenses for eOn IP Voice, Inc., and higher bad debt expense, partially offset by lower employee compensation (resulting from reductions in workforce) and lower employee travel costs.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 11% to $715,000 for the three months ended April 30, 2007 from $643,000 for the same period of the previous year. The increase primarily reflects higher compensation expense resulting from Aelix operations in India and higher non-cash compensation expense resulting from the adoption of SFAS 123R.

Other (Income) Expense, Net

Other (income) expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other income, net was $2,000 for the three months ended April 30, 2007 compared to $1,000 for the same period of the previous year.

Interest Income

Interest income was $59,000 for the three months ended April 30, 2007 compared to $45,000 for the same period of the previous year. The increase reflects a higher weighted average balance of marketable securities invested at higher rates of return compared to the same period of the previous year.

For the Nine Months Ended April 30, 2007 compared to the Nine Months Ended April 30, 2006

Net Revenue

Net revenue decreased approximately 15% to $7,765,000 for the nine months April 30, 2007 compared to $9,183,000 for the same period of the previous year. The decrease is due to declines in both Millennium and eQueue system sales, partially offset by related party revenue which did not exist during the same period of the previous year. Sales of Millennium systems were adversely impacted by higher seasonal slowdowns in key US government and education market segments along with delays encountered with the release of planned product enhancements. Sales of eQueue systems were off largely due to a decline in contributions from US government and education market segments and due to slow ramp up of sales from international markets. Additionally, effective July 31, 2006 a large eQueue maintenance contract was not renewed.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 26% to $4,447,000 for the nine months ended April 30, 2007 from $5,992,000 for the same period of the previous year, as a result of lower revenue and lower margins. The lower margins reflect a decrease in eQueue gross profit over the same period last year, partially offset by an increase in Millennium gross profit over the same period last year. Gross margin % decreased to approximately 57% for the nine months ended April 30, 2007 compared with gross margin of approximately 65% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 4% to $3,368,000 for the nine months ended April 30, 2007, from $3,520,000 for the same period of the previous year. The improvement reflects lower employee compensation (resulting from reductions in workforce) and lower employee travel costs, partially offset by higher bad debt expense, non-cash compensation expense resulting from the adoption of SFAS 123R and operating expenses for eOn IP Voice, Inc.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 18% to $2,225,000 for the nine months ended April 30, 2007 from $1,891,000 for the same period of the previous year. The increase primarily reflects higher employee travel resulting from international travel and higher non-cash compensation expense resulting from the adoption of SFAS 123R.

Other Expense, Net

Other expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $28,000 for the nine months ended April 30, 2007 compared to $63,000 for the same period of the previous year. The decrease reflects lower bank service charges and more favorable currency exchange differences during the nine months ended April 30, 2007. Additionally, during the nine months ended April 30, 2006, the Company incurred costs related to the closure of the Korean office.

Interest Income

Interest income was $219,000 for the nine months ended April 30, 2007 compared to $112,000 for the same period of the previous year. The increase reflects a higher weighted average balance of marketable securities invested at higher rates of return compared to the same period of the previous year.

Liquidity and Capital Resources

As of April 30, 2007, we had cash and cash equivalents of $578,000 and $4,725,000 in short-term marketable securities, and working capital of $7,991,000. Our short-term marketable securities are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $1,297,000 for the nine months ended April 30, 2007 compared to net cash inflow of $757,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects higher trade accounts receivable, net loss (adjusted for non-cash items), higher inventory and lower accrued expenses and other, partially offset higher accounts payable – related party. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items) and lower inventories, partially offset by lower trade accounts payable, higher prepaid and other current assets, higher related party accounts receivable and lower accrued expenses and other.

Our investing activities resulted in a net cash inflow of $911,000 for the nine months ended April 30, 2007 compared to a net cash outflow of $799,000 for the same period of the previous year. Cash provided by investing activities for the nine months ended April 30, 2007 was primarily a result of net marketable securities disposals and proceeds received from the sale of Cortelco Shanghai, partially offset cash used to acquire eOn IP Voice, Inc. and purchases of property and equipment. Cash used by investing activities for the same period of the previous year was primarily a result of net marketable securities purchases, increase in notes receivable, purchases of property and equipment, partially offset by proceeds from disposal of discontinued operations.

Our financing activities resulted in a cash inflow of $30,000 for the nine months ended April 30, 2007 compared to a cash inflow of $84,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

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

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The Company has accounted for this purchase as an acquisition in accordance with generally accepted accounting principles.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2006; resulting in an accumulated deficit of $43,735,000. During the nine months ended April 30, 2007, cash and cash equivalents and short-term marketable securities decreased to $5,303,000 from $6,684,000, primarily as a result of funding operating losses.

The Company had a loss from continuing operations of $955,000 for the nine months ended April 30, 2007 versus income from continuing operations of $630,000 for the same period in the prior year. As of April 30, 2007, the Company had $5,303,000 in cash and cash equivalents and short-term marketable securities in the United States available to fund operations.

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

Commitments and Contingencies

(a) Operating Leases

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia expired. Effective April 1, 2007, the lease on the existing facility was amended to extend the lease for three years and reduce the leased square footage to 11,321 sq. ft. Based on the new terms of the lease, our expected future minimum contractual cash obligation in the aggregate is as follows (in thousands):

	Payments due by period for the Years Ending July 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Kennesaw facility operating lease	$279	$30	$91	$94	$64	$—	$—

(b) Commitments

At April 30, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,108,000.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending April 30, 2007.

PART II – OTHER INFORMATION

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

EON COMMUNICATIONS CORPORATION

Dated: June 13, 2007	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)