Form 10KSB
period 2007-07-31
EON COMMUNICATIONS CORP
filed 2007-10-30
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

185 Martinvale Lane, San Jose, CA 95119

(Address of principal executive offices)

(408) 694-9500

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act.    Yes  ☐    No  ☒

The revenues for the year ended July 31, 2007, the most recent fiscal year, were $10,662,000.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $8,393,027 based upon the closing sale price as reported by the NASDAQ Stock Market on September 30, 2007. The number of outstanding non-affiliate shares of the registrant’s $0.001 par value common stock was 9,874,149 as of September 30, 2007.

13,585,794 shares of Common Stock, par value $0.001, were outstanding as of September 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

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

Enterprise IP Telephony

The Millennium™ Converged Communications Platform is a proven solution for small and medium-sized installations. Blending support for VoIP, digital communications and Computer Telephony Integration (CTI) technology into one diverse telephony server platform, the Millennium is designed for multi-site networks such as school systems, multi-tenant services, professional offices, distribution facilities, and retail stores. The Millennium provides integrated voice mail, unified messaging, fax messaging and an array of advanced desktop telephones to help employees work more efficiently, access information more easily, and serve customers better.

Contact Center

The universal multi-media queuing capability of the eQueue™ enables contact centers to more efficiently interact with their customers regardless of the involved communications media. eQueue applications include multi-media routing of all interaction types with Automatic Call Distributors (ACD) functionality, complete telephony capability, email, Web chat and Web collaboration, integrated voice response, voice mail with unified messaging, fax messaging, quality assurance recording and a complete range of desktop devices and applications. eQueue enables improved customer service and loyalty, increased agent productivity and lower cost of ownership.

The Company’s principal executive offices are located at 185 Martinvale Lane, San Jose, California 95119. The telephone number at that address is (408) 694-9500. The Company also has offices located in Kennesaw, GA; Shanghai, PRC; Beijing, PRC; and Bangalore, India.

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

Millennium Converged Communications Platform

The Millennium is a modular, multi-shelf system combining innovative hardware design with the flexibility of easily configurable software supporting both basic and complex telephony operations. It can be flexibly configured to operate as a PBX, key system, hybrid, tandem switch channel bank or as a conduit for data applications. The Millennium is digital end-to-end and VoIP compatible. Its system design is based on distributed processing and DSP technology. It offers businesses many advantages:

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

The Millennium offers a broad selection of telephones and desktop appliances to meet the communications needs of any employee. Multiple models of VoIP and traditional phones as well as button expansion modules are offered that provide easy access to the Millennium’s comprehensive set of call processing features.

•	Advanced Call Routing

The Millennium offers a collection of call routing features that can be used to intelligently route calls to the appropriate resource throughout the enterprise. Call routing plans can be simple or complex depending on business requirements. The Millennium supports up to 64 call routing plans with each plan allowing for 60 different sequences of instructions for customized call handling needs.

•	Flexible Networking Options

The Millennium offers cost-effective results oriented solutions for a variety of networking applications. From campus environments to distributed call centers, the Millennium provides networking capabilities and data connectivity in industries where a communications hub is required to provide a central point of entry into a system or network.

•	Multimedia Messaging

With the Millennium’s unified messaging option, employees and customers can use the communications medium that they prefer or that is convenient—any combination of voice, fax, or email. The unified messaging option module provides users the ability to access and manage all of their voice, fax and email messages together from a single, intuitive interface.

•	Automatic Call Distribution

Automatic Call Distribution (ACD) is an effective tool both for handling a high volume of calls and managing call center operations. It is also a tool that small to medium sized call centers need, but they often do not want the burdens that can accompany full-featured ACD equipment. The Millennium offers these centers effective call routing capabilities that can effectively distribute calls to employees and provide callers with prompt service.

Millennium Business Benefits

Business communications powered by the Millennium Converged Communications Platform give employees productivity enhancing features that enable more effective levels of collaboration and productivity. All popular forms of networking technology are supported, including VoIP, digital as well as traditional analog. This gives enterprises the option to deploy advanced technologies and, at the same time, preserve investment in legacy applications and investments. This lowers the total cost of ownership and simplifies ongoing administrative and expansion needs.

eQueue Multi-Media Contact Center Solution

The eQueue® Multi-Media Contact Center is our proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one, fully blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying system administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions, making this a true multi-media contact center solution. The eQueue enables enterprises to communicate more effectively with customers, lower operational costs and increase agent productivity.

The eOn eQueue solution offers many advantages in the complex and competitive customer interaction management marketplace.

•	Universal Queue

The eQueue’s universal queue approach enables contact centers to more efficiently interact with their customers regardless of the involved communications media. The capability not only provides customers with consistent interaction management across all forms of media, but also includes extensive skills-based routing for all contacts that can match the most appropriate resource to a customer’s need.

•	Comprehensive

The eQueue offers an extensive list of integrated applications including ACD with skills based routing, PBX with VoIP capabilities, email and web chat applications with an integrated knowledge base, interactive voice response, voice mail with unified messaging, quality assurance recording, workforce management and a complete range of desktop devices.

•	Open

The eQueue is an open standards-based solution supporting the Linux™ operating system. Using an open solution not only simplifies integration requirements, but also provides the contact center with support for evolving future needs.

•	Modular

The eQueue provides the flexibility to add, combine and customize important features and functions to meet the individual needs of a contact center. The eQueue is compatible with most third party systems, allowing companies the ability to integrate other applications.

•	Scalable

For contact centers with as few as 10 agents to those with over 1000 agents, the eQueue provides the functionality and reliability required.

•	Proven

With a quarter century of contact center expertise, eOn serves over 8,000 customers in a variety of markets including multi-media contact centers, traditional call centers, general business applications, service providers and emergency 911 centers. The eQueue is a fully redundant solution designed to perform in mission-critical environments.

Benefits of an eQueue Solution

The benefits of using an eQueue include improved customer satisfaction, retention and loyalty, increased agent productivity and lower total cost of ownership.

•	Improved Customer Satisfaction, Retention & Loyalty

Outstanding customer service is the primary goal of most companies. Attaining this goal is often the direct result of how effectively customer telephone calls, emails and web-based communications are routed and managed within the contact center. The eQueue provides a single universal queue together with a common management interface for all types of customer contacts. This, combined with skills-based routing capabilities, ensures that contact centers can match the best possible resource to meet a customer’s need consistently across all media types. Additionally, the eQueue’s open platform provides ease of integration with customer relationship management (“CRM”) and other enterprise applications, allowing a high level of business-driven management of all customer interactions. This enables improved customer satisfaction and retention with consistent service delivery across all contact channels.

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

The eQueue solution offers an overall total lower cost of ownership—lower capital costs and lower operating costs, which equates to a higher return on investment. Integration costs are kept to a minimum with eQueue’s extensive list of integrated applications and open platform. Because the eQueue architecture is open and modular, the contact center is also prepared for future growth.

STRATEGY

eOn will continue to strive to become a recognized global leader in providing comprehensive enterprise communications and contact center solutions. Key elements of our strategy for future growth are as follows:

•	Expand International Market Presence

eOn has had success in recent years penetrating international markets. Examples include deployment of eQueue and Millennium systems in China and Korea. The anticipated growth rates for both enterprise communications and contact center solutions, specifically in China, are much greater than those in more traditional markets such as North America and Europe. eOn has established an operation and a customer base in China and will continue to invest in both product, infrastructure and partnerships necessary to capitalize on this emerging market opportunity. A recent example of this is that in August of 2007, the Company made a strategic investment in Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment forms a partnership between the two organizations that establishes eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base.

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

•	Maintain Our Investment in the eQueue Business

In spite of the maturity of the market, we believe opportunities remain with our eQueue Multi-Media Contact Center Solution in North America. We believe we maintain architectural advantages over competitive offerings that will enable eOn to maintain its existing customer base and to capture expansion and upgrade business from it. We will also continue to enhance the core product offering.

•	Explore Merger and Acquisition Based Growth Strategies

As exemplified by the Company’s recently announced intent to merge Cortelco Systems Holding Corporation (CSHC) into eOn, the Company will actively pursue merger and acquisition options for business growth. CSHC designs and sells traditional telephones in the US market. In addition to providing increased revenue and earnings potential for the Company, it is believed that eOn can leverage CSHC distribution and customer relationships to increase sales of its current and future products, such as VoIP compatible business telephones.

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

Our products and products under development include a broad line of communications servers, software and next generation VoIP telephones.

Millennium Converged Communications Platform

The Millennium is a VoIP-enabled PBX offering customer contact center and computer telephony integration features. It can be expanded in a modular manner from 32 to 1,024 communication ports and provides enterprises with the ability to increase the number of ports and add new features through the simple installation of add-on cards and software.

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

Bringing all the features and services of the Millennium to each desktop helps employees communicate better and improves productivity company-wide. Customers can choose from a wide selection of digital and IP telephones to match the specific needs of each employee. If the enterprise is seeking to bring VoIP to the desktop, the eNterprise series of IP telephones provide the feature sets of traditional digital telephone with IP telephony administrative advantages. eNterprise digital phones are a good match for users not requiring IP connectivity but who are in need of advanced call handling capabilities.

•	VoIP and Traditional Networking Options

Utilizing circuit-switched and, in the future, IP networking, the Millennium’s networking capabilities facilitates communications across geographically dispersed locations. The system’s networking solutions help businesses consolidate resources as well as ensure call answering and routing consistency throughout all locations.

•	ACD and Reporting

Advanced automatic call distribution is fully integrated with the Millennium providing the enhanced call handling features required in call center environments. The Millennium coupled with its real-time reporting software allows managers to use both historical and real time data to reallocate agents and resources, forecast future requirements, and plot long range calling patterns to determine if service level objectives are being met.

•	CTI

The Millennium offers a standards-based computer/telephony integration (CTI) solution that includes support for native CSTA interfaces and third-party TAPI, TSAPI and CSTA applications. It provides customers with a common open-platform for building computer telephony solutions. Through integration with existing customer databases and third-party TAPI applications, the Millennium can provide visual call control and call monitoring to enable presentation of caller information based on Caller ID, ANI, or DNIS.

eQueue Multi-Media Contact Center Solution

The eQueue Multi-Media Contact Center Solution is designed for mission-critical contact center environments. The eQueue incorporates an extensive set of integrated applications including:

•	eQueue ACD

We built the eQueue with an understanding of the critical nature of call center operations, and the eQueue ACD application is at the core of the eQueue solution. It offers a single routing engine for all contact types and is designed with an extensive set of flexible routing capabilities. These capabilities include a single multi-media queue for all contact types, skills based routing for types of media, real-time supervision, and virtual agent groups. Effective customer service is a direct result of contact centers routing customers to the right agents quickly and efficiently.

•	eQueue PBX

The eQueue comes complete with an extensive set of telephony features, telephony grade reliability, PBX capabilities, multi-featured phones, PC phones, and networking interfaces. The eQueue has a hybrid architecture that supports traditional TDM switching infrastructure and IP-based technology, including the support of VoIP desktop phones and software phones.

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

The eQueue Interactive Voice Response (IVR) provides contact centers with a customer self-service option by providing voice announcements, customized greetings, variable delay messages, and interactive multi-level menu selections. With advanced scripting, thousands of customized voice files can be selected and combined so callers hear promotional, call status, and informational updates. Additionally, the eQueue IVR offers features that give contact centers an advantage in servicing their customers, such as real-time statistics, whisper announce, automated paging, callback and web callback capabilities.

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

eQueue Reporting provides statistical reports and displays, available in both real-time and historical formats. They combine to give contact centers the information needed to manage efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that can be customized to fit the unique needs of a contact center.

•	eQueue Interfaces

eQueue Interfaces, including industry-standard CTI, gives companies the extensibility and integration tools necessary to customize the eQueue solution to meet the specific needs of each customer. The eQueue can be tightly integrated with other enterprise applications—including CRM, knowledge bases, self-service applications and e-commerce systems.

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

eNterprise SIP Business Telephones

The ability to conduct real time communication and collaboration is a critical component to an organization’s success. Telephones should offer the utmost in functionality, intuitive access to advanced telephone features and deliver maximum productivity to users. eOn Communications’ eNterprise SIP Business Telephone series offers a variety of next-generation telephones which provide time saving and productivity enhancing features over IP networks.

eNterprise SIP Business Telephones leverage standards-based technologies to extend communications features of carrier class VoIP soft switch platforms to users over IP networks. These telephones unleash the potential of IP networks and deliver time-proven telephony applications to the desktop. Features offered include:

•	SIP for Business—support for Session Initiation Protocol provides access to advanced business IP telephony features and applications;

•	Simplified Management—dynamic IP addressing allows phones to be relocated quickly and easily without a service technician or IT support;

•	Multiple Power Options—support for power over Ethernet IEEE 802.3af technology;

•	Excellent Voice Quality—voice compression codecs optimize bandwidth and audio quality;

•	Built-in Speakerphone—enhanced voice quality and operation with acoustic echo cancellation;

•	Programmable Feature Keys—optional 22 or 32 keys for customized access to advanced calling features; and

•	Optional Button Expansion Module—provides up to 192 programmable feature keys.

SALES AND MARKETING

In North America, we sell, install, maintain and support our eQueue Multi-Media Contact Center through our direct sales force and through selected value added resellers (VAR). We sell the Millennium through our network of U.S. based dealers and VAR. Installation and support of Millennium systems is largely performed by the eOn dealer and VAR network. eNterprise SIP Business phones are to be sold through VoIP equipment suppliers and distributors. Sales and support of products in Asia is done through eOn Communications (Beijing) Corporation Limited (“eOn China”), the Company’s wholly owned subsidiary based in Beijing, China.

Our marketing objective is to position eOn as a recognized leader in offering enterprise communications and contact center solutions. Our target customer base continues to be midsized businesses that are looking to deploy or replace their legacy communications systems with next generation IP telephony and multi-media contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, education/school systems, providers of outsourced contact center solutions, traditional and online retailers. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VAR.

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

MANUFACTURING

We currently use two contract manufacturers to produce the Millennium—ACT Electronics, Inc., a subsidiary of private investment firm Sun Capital Partners and Innovative Circuits, Inc. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that ACT Electronics and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. We make purchases from ACT and Innovative Circuits through purchase orders.

We currently use Clover Electronics, Inc. to perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging of boards for our eQueue product line. We believe that Clover Electronics has sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology.

We currently use IMT of Taiwan to manufacture the subcomponents of our eNterprise SIP Business Telephones. As a major manufacturer of VoIP telephone sets, we believe IMT has sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advanced in technologies.

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

•	VoIP Telephone Suppliers

Our major competitors for the eNterprise SIP Business Telephones include Polycom, Aastra, Linksys, Grandstream among others. Each provide VoIP phones families that are compatible with major VoIP softswitch suppliers.

•	Contact Center Vendors

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, Nortel Networks, and Aspect Software. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Syntellect.

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

An emerging area for competitors are firms that deliver enterprise communications and contact center functionality from a web based hosted platform. Oracle, Five9, and Packet * are examples of companies offering this model in the market place. Advantages typically promoted are investment flexibility with monthly or transaction based licensing, immediate access to technology upgrades, and disaster recovery options. Business issues that must be considered include IP voice quality, system and application scalability, and limitations in system management and control.

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

“eOn,” “eQueue,” “Millennium” “eNterprise” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2007, we had 92 employees. We had 39 employees in the United States, 33 employees in India, 19 employees in China and 1 employee in Canada. The mix of employees was 16 in sales and marketing, 54 in research, development, and professional services, and 22 in general and administration. We also employ independent contractors and temporary employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	70	Chairman and Chief Executive Officer and Director

Stephen R. Bowling	65	Chief Financial Officer and Director

Mitch C. Gilstrap	47	Chief Operating Officer

Vijay Sharma	53	Chief Technology Officer

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

VIJAY SHARMA, Chief Technology Office, on October 23, 2006, eOn Communications Corporation appointed Vijay Sharma as its Chief Technology Officer reporting to David Lee, CEO of eOn Communications Corporation. Mr. Sharma will be working with David Lee in developing eOn business strategies for worldwide markets and managing eOn’s product development, engineering, and manufacturing. Prior to joining the Company in April 2005, he served as President and CEO of Aelix Systems Inc, an offshore provider of R&D Engineering services. Mr. Sharma has held key business and engineering management positions with Cidco Communications, Comdial Corporation, IPC Information Systems in United States and Philips Business Systems, Plessey Office Systems and British Aerospace in England. He holds a Bachelor of Science degree in Electronic Engineering from University of Salford in the United Kingdom and is the lead author of a patent on IP-based communications. In 2002, he filed for three patents on convergence of Wireline, Cellular, WiFi and IP based communication products. Mr. Sharma holds a Bachelor of Science in Electronics Engineering degree from University of Salford, United Kingdom.

ITEM 2.	DESCRIPTION OF PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	11,321 sq. ft.	March 2010	Office
Beijing, Peoples Republic of China	4,171 sq. ft.	January 2009	Office
Shanghai, Peoples Republic of China	1,520 sq. ft.	December 2007	Office
Hangzou, Peoples Republic of China	560 sq. ft.	February 2007	Apartment
Bangalore, India	5,000 sq. ft.	December 2010	Office

Aggregate annual rental payments for the Company’s facilities are approximately $404,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 30, 2007, the 2006 Annual Meeting of Stockholders of eOn Communications Corporation was held to vote on the following routine and non-routine items:

(1)	To elect two Class I directors to serve on the Company’s Board of Directors for a term of three years or until his/her successor is elected and qualified;

	Votes For	Votes Withheld
Stephen R. Bowling	10,836,515	135,427
Frederick W. Gibbs	10,861,623	110,319

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
(2) To approve the amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split and to adjust authorized shares and par value, subject to the Board of Director’s discretion at one of the following ratios: two-for-one, two and one half-for-one, three-for-one, three and one half-for-one, four-for-one, four and one half-for-one, or five-for-one and	9,819,975	455,785	696,181	—

(3) To ratify the appointment of GHP Horwath, P.C. as our independent registered public accounting firm.	10,908,085	59,670	4,187	—

Based upon the voting results, each of the above items was approved by shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Stock Market.

QUARTER ENDED	HIGH	LOW
July 31, 2007	$1.14	$0.82
April 30, 2007	$1.45	$0.88
January 31, 2007	$1.91	$1.31
October 31, 2006	$1.92	$1.15

July 31, 2006	$1.85	$1.04
April 30, 2006	$3.07	$1.10
January 31, 2006	$1.41	$0.51
October 31, 2005	$1.70	$0.80

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders

As of September 30, 2007, there were 192 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,400 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2007 and 2006, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Equity Compensation plans is set forth under Part III of this report under the caption “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities; Stock Repurchases in the Fourth Quarter

During July 2007, the Company issued 90,000 shares of common stock, 50,000 fully vested options to purchase common stock and 75,000 warrants to purchase common stock as final payment for the purchase of Aelix Systems Incorporated.

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

On June 1, 2004 eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China. Under the terms of the agreement, eOn acquired all of the stock of Cortelco China Corp., a California corporation that owned a 54.14% ownership interest in Cortelco Shanghai, from Cortelco Systems Holding Corporation (“CSHC”). See footnote 4, “Cortelco Shanghai, Extraordinary Gain and Discontinued Operations,” to the consolidated financial statements.

After working with Cortelco Shanghai, we concluded that our direct eOn sales team better fits our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with PRC accounting standards instead of generally accepted accounting principles in the United States of America. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive. Furthermore cash proceeds from a sale of Cortelco Shanghai could be utilized to build other growth opportunities.

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai.

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. (“EIPV”) purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased.

During the first quarter of fiscal year 2008, the Company decided to discontinue sale of EIPV Business Connect hosted products and services.

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

Revenue Recognition

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Statement of Position No. 97-2, Software Revenue Recognition.

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 1%—2% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share Based Payment on August 1, 2007. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical daily closing prices adjusted for our expected future volatility. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses historical information to calculate the expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the period. The Company has not historically declared any cash dividends on our common stock. We currently intend to retain any earnings to finance the operation and expansion of our business and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

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

The guidance in SFAS 123R and Staff Accounting Bulletin 107 (“SAB 107”) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 13 Stock—Based Compensation to the consolidated financial statements for further information regarding SFAS 123R.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2007, the Company has available net operating loss (“NOL”) carry-forwards of approximately $21,589,000.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2007 and 2006:

	For the Years Ended July 31,
	2007	2006
Net revenue	100.0%	100.0%
Cost of revenue	43.3%	33.0%

Gross profit	56.7%	67.0%
Operating expenses:
Selling, general and administrative	44.7%	39.5%
Research and development	26.9%	21.4%
Other expense	0.1%	0.5%

Total operating expense	71.7%	61.4%

(Loss) income from continuing operations	(15.0%)	5.6%
Interest income	2.6%	1.5%

(Loss) income before income taxes, discontinued operations and extraordinary item	(12.4%)	7.1%
Income taxes	0.0%	0.0%

(Loss) income before discontinued operations and extraordinary item	(12.4%)	7.1%
Discontinued operations	0.0%	4.7%
Extraordinary item	0.0%	1.8%

Net (loss) income	(12.4%)	13.6%

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium product line; product, maintenance and professional service revenue generated by our eQueue product line and service and rental revenue generated by our Business Connect product line. Net revenue decreased approximately 11% to $10,662,000 for the year ended July 31, 2007 from $12,014,000 for the previous fiscal year. The decrease reflects lower eQueue revenue from products, maintenance and professional services, partially offset by higher revenue from Millennium resulting from product enhancements released during our third fiscal quarter, as well as new revenue from EIPV. Sales of Millennium systems were adversely affected by higher seasonal slowdowns in key U.S. government and education market segments along with delays encountered with the release of planned product enhancements during the first and second quarters of fiscal year 2007. Sales of eQueue systems were off largely due to a decline in contributions from U.S. government and education market segments and due to slow ramp up of sales from international markets.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 25% to 6,047,000 for the year ended July 31, 2007 compared to $8,047,000 for the previous fiscal year. The decrease in gross profit reflects lower eQueue product, maintenance and professional service revenues and cost of revenue for EIPV. Our gross margins were 57% and 67% for fiscal years 2007 and 2006, respectively. The decrease in margins primarily reflects lower maintenance and professional services revenue, which historically have significant contribution to our margins and lower margins on international eQueue revenue. Additionally, cost of revenue for EIPV exceeded revenue by $46,000 during the fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $4,766,000 for the year ended July 31, 2007, an increase of less than 1% from $4,747,000 in the prior fiscal year. The increase reflects non-cash compensation expense related to the adoption of SFAS 123R during the current fiscal year, as well as operating expenses related to EIPV, partially offset by lower personnel costs, lower travel and entertainment expenses and lower professional fees.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on enhancements for our eQueue and Millennium product lines. Research and development expenses were $2,872,000 for the year ended July 31, 2007, which represents an increase of approximately 12% from $2,565,000 in fiscal year 2006. The increase primarily reflects higher personnel costs resulting from expanding our workforce in India, higher travel and entertainment expenses and non-cash compensation expense related to the adoption of SFAS 123R during the current fiscal year, partially offset by decreased Millennium development costs, as a result of the introduction of enhancements during our third fiscal quarter.

OTHER INCOME AND EXPENSE, NET

Other income and expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $11,000 in fiscal 2007 compared to $60,000 in fiscal year 2006, primarily reflecting favorable exchange rate rates and a gain on the disposal of fixed assets.

INTEREST INCOME, NET

Interest income was $272,000 and $186,000 in fiscal years 2007 and 2006, respectively. The increase in fiscal year 2007 reflects an increase in weighted average marketable securities outstanding and higher weighted average interest rates throughout the year.

INCOME TAX EXPENSE

No income tax benefit from continuing operations was recorded for the year ended July 31, 2007 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized. There was no income tax expense for the year ended July 31, 2006 as taxable income was offset by accumulated net operating losses.

DISCONTINUED OPERATIONS

Discontinued operations is comprised of $256,000 of income from Cortelco Shanghai during the five month period ended December 31, 2005 and a $303,000 gain on disposal of Cortelco Shanghai on December 31, 2005.

EXTRAORDINARY GAIN

The extraordinary gain of $217,000 reflects the excess of the accrued earnout liability over the fair value of the consideration paid for Cortelco Shanghai after reducing the amounts assigned to the net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, we had cash and cash equivalents of $2,256,000, $3,400,000 in short-term investments, and a working capital balance of $8,149,000. Our short-term investments are primarily invested in taxable auction rate securities with frequent rate resets and high-grade corporate obligations with maturities of less than one year.

Our operating activities resulted in net cash outflows of $867,000 for fiscal year 2007 compared to net cash inflows of $865,000 for fiscal year 2006. The decrease in net operating cash flow for the current fiscal year primarily reflects net loss (adjusted for non cash items) for the year, lower accrued expenses and other, higher inventory and accounts receivable, partially offset by increased related party payables and lower prepaid and other assets. Net operating cash flow for fiscal year 2006 was primarily the result of net income (adjusted for non cash items) for the year and lower accounts receivable, partially offset by lower accrued expenses and accounts payable and higher accounts receivable—related party and prepaid and other assets.

Our investing activities resulted in net cash inflows of $2,159,000 for fiscal year 2007 compared to net cash outflows of $886,000 in fiscal year 2006. Cash provided by investing activities during fiscal year 2007 was primarily related to net sales of marketable securities and final payment of proceeds from the disposal of Cortelco Shanghai, partially offset by the purchase of EIPV and capital expenditures. Cash used by investing activities during fiscal year 2006 consisted primarily of net purchases of marketable securities, our investment in Spark and capital spending, partially offset by proceeds from the disposal of Cortelco Shanghai.

Our financing activities resulted in net cash inflows of $30,000 and $85,000 in fiscal years 2007 and 2006, respectively. Cash provided by financing activities during fiscal years 2007 and 2006 was attributable to proceeds from the employee stock purchase plan and proceeds from the exercise of options to purchase common stock under equity incentive plans.

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

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,146,000 in capital expenditures.

On February 23, 2007, the Company’s subsidiary, eOn IP Voice, Inc., purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities, were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased.

During the first quarter of fiscal year 2008, the Company decided to discontinue sale of EIPV Business Connect hosted products and services.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2007 resulting in an accumulated deficit of $45,065,000. During fiscal year 2007, cash and cash equivalents and short-term investments decreased from $6,684,000 to $5,656,000, largely as a result of funding operating losses during fiscal year 2007.

The Company recorded a net loss of $1,330,000 in fiscal year 2007. As of July 31, 2007, the Company had $5,656,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $685,000 was held in international bank accounts.

The Company is dependent on available cash, short-term investments and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative sources of funding may not be available. The Company believes that cash on hand and short-term marketable securities plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital needs and fund expected capital expenditures over at least the next twelve months.

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

Recent Developments

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000, respectively for 250,000 and 200,000 shares or a total of approximately 3% of Symbio Investment Corporation, respectively. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment forms a partnership between the two organizations that establishes eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. This transaction will be accounted for as an investment at cost.

At the time of the second investment in Symbio for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January I, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2011, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio.

On October 22, 2007, the Company executed a non-binding letter of intent with CSHC to merge CSHC into eOn Communications Corporation. CSHC is a privately held company that designs and sells telephones in the US and Latin America. David Lee is the controlling shareholder of CSHC. The Board has appointed a special committee of independent directors to negotiate the transaction.

The letter of intent is non-binding on the parties, and several steps remain in order to acquire CSHC, including the following:

•	Negotiating and signing a definitive binding purchase agreement;

•	Obtaining fairness opinions;

•	Filing a detailed registration and proxy with the SEC; and

•	Obtaining shareholder approvals.

The Company anticipates that the transaction will close sometime in the Company’s second or third fiscal quarter, but there is no guarantee that it will close during this timeframe. The purchase is expected to be a combined stock and cash transaction with a major portion of the cash contingent on CSHC’s past acquisition earnings.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2007 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases (1)	$508	$224	$168	$100	$16	$—	$—
Purchase obligations (2)	1,196	1,196	—	—	—	—	—

Total	$1,704	$1,420	$168	$100	$16	$—	$—

(1)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(2)	Outstanding commitments for purchases of inventory under open purchase orders.

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia expired. Effective April 1, 2007, the lease on the existing facility was amended to extend the lease for three years and reduce the leased square footage to 11,321 sq. ft., and provided for rent expense of approximately $8,000 per month.

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, Cellstick™, is a small device that allows users to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,00 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

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

Future operating results are likely to fluctuate significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	Delays or difficulties in introducing new products;

•	Increasing expenses without commensurate revenue increases;

•	Variations in the mix of products sold;

•	Variations in the timing or size of orders from our customers;

•	Delayed deliveries from suppliers and

•	Price decreases and other actions by our competitors.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks and Aspect Software;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Grand Stream and Aastra;

•	Hosted solution providers including Packet 8, Five9, Echopass and Oracle;

•	Email management and web center software suppliers, such as eGain Communications, Kana Communications, and RightNow Technologies;

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens and

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com.

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

Because our growth initiatives include expansion into foreign markets, we are subject to the risks of conducting business outside of the United States, including:

•	Changes in a specific country’s or region’s political or economic conditions;

•	Trade protection measures and import or export licensing requirements;

•	Potentially negative consequences from changes in tax laws;

•	Difficulty in managing widespread sales and customer service operations and

•	Less effective protection of intellectual property.

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

As of September 30, 2007, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,586,900 shares, or 31.88% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company has not yet determined the impact, if any, that FIN 48 will have on its consolidated financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. The Company elected to adopt SAB 108 effective July 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries as of July 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income, for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment.”

/s/ GHP Horwath, P.C.
Denver, Colorado

October 26, 2007

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,256	$934
Marketable securities	3,400	5,750
Trade accounts receivable, net of allowance of $694 and $372, respectively	1,831	1,639
Trade accounts receivable—related party	117	27
Proceeds receivable from sale of discontinued operations	—	89
Inventories	2,382	2,167
Prepaid and other current assets	153	289

Total current assets	10,139	10,895
Property and equipment, net	433	338
Long-term receivable, net of allowance of $232	—	153
Intangibles, net	334	—
Goodwill	—	418
Investments	300	301

Total assets	$11,206	$12,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$433	$453
Trade accounts payable—related party	337	72
Deferred acquisition payment	—	397
Accrued expenses and other	1,220	1,376

Total current liabilities	1,990	2,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,247,029 and 14,128,922 shares issued, respectively)	14	14
Additional paid-in capital	55,769	55,030
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(45,065)	(43,735)

Total stockholders’ equity	9,216	9,807

Total liabilities and stockholders’ equity	$11,206	$12,105

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2007	2006
REVENUE
Third party revenue	$10,076	$12,014
Related party revenue	586	—

Net revenue	10,662	12,014

COST OF REVENUE
Third party cost of revenue	4,126	3,967
Related party cost of revenue	489	—

Cost of revenue	4,615	3,967

Gross profit	6,047	8,047

OPERATING EXPENSE
Selling, general and administrative	4,766	4,747
Research and development	2,872	2,565
Other expense, net	11	60

Total operating expense	7,649	7,372

(Loss) income from continuing operations	(1,602)	675

Interest income	272	186

(Loss) income from continuing operations before income taxes	(1,330)	861

Income tax expense	—	—

(Loss) income from continuing operations after income taxes	(1,330)	861

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax and minority interest of $289 and $208, respectively	—	256
Gain on disposal of discontinued operations, net of tax of $20	—	303

Income from discontinued operations	—	559

(Loss) income before extraordinary item	(1,330)	1,420

EXTRAORDINARY ITEM
Extraordinary gain, net of income taxes of $0	—	217

Net (loss) income	$(1,330)	$1,637

Weighted average shares outstanding
Basic	13,558	13,339
Diluted	13,558	13,426

Basic (loss) income per share:
From continuing operations after income taxes	$(0.10)	$0.06
From discontinued operations, net of tax and minority interest	—	0.04
From extraordinary gain, net of income taxes	—	0.02

Basic (loss) income per share	$(0.10)	$0.12

Diluted (loss) income per share:
From continuing operations after income taxes	$(0.10)	$0.06
From discontinued operations, net of tax and minority interest	—	0.04
From extraordinary gain, net of income taxes	—	0.02

Diluted (loss) income per share	$(0.10)	$0.12

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,330)	$1,637
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities of discontinued operations	—	(417)
Minority interest of discontinued operations	—	217
Extraordinary gain	—	(217)
Gain on disposal of discontinued operations	—	(303)
Stock based compensation expense	312	—
Depreciation and amortization	284	285
Allowance for doubtful accounts	143	179
(Gain) loss on disposal of fixed assets	(11)	16
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(123)	559
Long-term customer receivable	—	(385)
Inventories	(175)	(12)
Prepaid and other current assets	151	(83)
Trade accounts payable	(20)	(250)
Trade accounts receivable/payable—related party	175	(134)
Accrued expenses and other	(273)	(227)

Net cash (used in) provided by operating activities	(867)	865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146)	(205)
Proceeds from disposal of property and equipment	15	—
Investment in Chinese joint venture	1	(1)
Investment in Spark	—	(300)
Purchases of marketable securities	(4,775)	(2,950)
Sales of marketable securities	7,125	800
Net cash used in business acquisition	(150)	—
Proceeds from disposal of discontinued operations	89	1,749
Investing activities from discontinued operations	—	21

Net cash provided by (used in) investing activities	2,159	(886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	30	85

Net cash provided by financing activities	30	85

Net increase in cash and cash equivalents	1,322	64
Cash and cash equivalents, beginning of period	934	870

Cash and cash equivalents, end of period	$2,256	$934

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes (discontinued operations)	$—	$72

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Business Acquisition:
Deferred acquisition payment for goodwill on acquisition of Aelix	$—	$397
Purchase Price Adjustment:
Fixed assets	$—	$(206)
Common stock issued on acquisition of Cortelco Shanghai	—	491
EIPV Business Acquisition:
See note 3 to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands except share amounts)

							Accumulated Other Comprehensive Income	Total Stockholders’ Equity
			Additional Paid-In Capital
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balance at August 1, 2005	13,579,957	$13	$54,455	(676,900)	$(1,502)	$(45,372)	$61	$7,655
Issuance of common stock under employee stock purchase plan	47,152	—	43	—	—	—	—	43
Issuance of stock for employee stock options	30,312	—	42	—	—	—	—	42
Issuance of common stock for acquisitions	471,501	1	490	—	—	—	—	491
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(61)	(61)
Net income	—	—	—	—	—	1,637	—	1,637

Comprehensive income	—	—	—	—	—	—	—	1,576

Balance at July 31, 2006	14,128,922	$14	$55,030	(676,900)	$(1,502)	$(43,735)	$—	$9,807

Issuance of common stock under employee stock purchase plan	27,232	—	29	—	—	—	—	29
Issuance of common stock for employee stock options	875	—	1	—	—	—	—	1
Issuance of common stock, options and warrants for deferred acquisition payment	90,000	—	397	—	—	—	—	397
Stock based compensation expense	—	—	312	—	—	—	—	312
Net loss	—	—	—	—	—	(1,330)	—	(1,330)

Balance at July 31, 2007	14,247,029	$14	$55,769	(676,900)	$(1,502)	$(45,065)	$—	$9,216

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007 and 2006

1.	Description of Business

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers IP-ready products to improve business performance.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Aelix Systems, Inc. (“Aelix”), eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco China Corporation, eOn IP Voice, Inc. (“EIPV”) formed on February 23, 2007 and through December 31, 2005, the date of disposition, it’s majority owned subsidiary, Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”). All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. At July 31, 2007 there was approximately $685,000 held in foreign bank accounts.

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

Years Ended July 31, 2007 and 2006

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

(g)	Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired of Aelix Systems Inc. (“Aelix”). Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year. During our evaluation for impairment, our business assumptions changed and caused us to reconsider the classification of the balance carried as goodwill. Based upon our changed business assumptions, we concluded that the goodwill originally recorded was instead process technology and had a finite life of approximately 5 years. Accordingly, the balance in goodwill was reclassified to intangible asset. The Company recorded amortization of $84,000 during the current fiscal year.

(h)	Stock Compensation Plans

Effective August 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. SFAS 123R supercedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For share-based payments to non-employees, the Company also considers the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the fiscal year ended July 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to July 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3, “Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax and consolidated statements of cash flows presentation of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

(i)	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 1% – 2% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

(j)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when management is unable to conclude that it is more likely than not that the asset will be realized.

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

(l)	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Basic weighted average shares outstanding were 13,558,291 and 13,338,684, for the years ended July 31, 2007 and 2006, respectively. During fiscal year 2007, potentially dilutive shares of 156,859 have been excluded from the computation of dilutive loss per share for the period because the Company has a net loss from operations and their effect would have been anti-dilutive. Potentially dilutive shares were 87,475 for the fiscal year ended July 31, 2006.

(m)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, marketable securities, accounts receivable and accounts payable, approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable and related party accounts payable are not practical to estimate based upon the related party nature of the underlying transactions.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

(o)	Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the fiscal year ended July 31, 2006, comprehensive income consists of foreign currency translation adjustments. The functional currency of the Company’s discontinued operations was the Renminbi Yuan. The financial statements of the discontinued operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of shareholders equity.

(p)	Research and Development Costs

The Company allocates expenses to Research and Development costs based on headcount that is dedicated to Research and Development activities.

(q)	Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2007 and 2006 were not significant.

(r)	Recently Issued Accounting Standards

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. The Company elected to adopt SAB 108 effective July 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any the adoption of SFAS 157 will have on its consolidated financial statements.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

3.	eOn IP Voice, Inc.

On February 23, 2007, the Company’s subsidiary, EIPV purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased. The Company accounted for the purchase in accordance with SFAS No. 141, “Business Combinations.” A summary of the net assets acquired as of February 23, 2007 is as follows (in thousands):

Current assets acquired	$114
Property and equipment acquired	153
Current liabilities assumed	(117)

Net assets acquired	$150

During the first quarter of fiscal year 2008, the Company decided to discontinue sale of EIPV Business Connect hosted products and services. See further discussion in Note 17.

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

On December 31, 2005, the Company sold its 54.14% interest in Cortelco Shanghai to the 45.86% minority holder, Shanghai Fortune Telecommunication Technology Development Co. Ltd. (“Shanghai Fortune”) and members of management of Cortelco Shanghai for $1,838,000, including dividends of $496,000 resulting in a gain on disposal of $303,000. As of July 31, 2006, all but $89,000 of the total proceeds were received and paid. The $89,000 was received from Cortelco Shanghai in August 2006.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

Results of discontinued operations for the year ended July 31, 2006 follow (in thousands):

For the Year Ended Jul 31, 2006
REVENUE
Net third party revenue	$3,662
Net related party revenue	734

Total revenue	4,396

COST OF REVENUE
Third party cost of revenue	3,146
Related party cost of revenue	279

Total cost of revenue	3,425

Gross profit	971

OPERATING EXPENSE
Selling, general and administrative	451

Total operating expenses	451

Income from operations	520

Interest income	18
Other income, net	7

Income from operations before income taxes and minority interest	545
Income tax expense	(72)

Income from operations before minority interest	473
Minority interest	(217)

Income from discontinued operations	$256

5.	Acquisition of Aelix Systems Incorporated

During the quarter ended April 30, 2005, the Company completed its purchase of Aelix Systems Inc. (“Aelix”), for 10,000 shares of eOn common stock valued at $14,100. Aelix is a Bangalore, India based developer of telecommunications systems and applications which utilize internet protocol (“IP”) technology.

Under the agreement, the Company could issue up to an additional 215,000 shares over the six quarters after the closing date if Aelix were to attain specified product release schedules and eOn were to achieve specified product revenues. As of July 31, 2006, management concluded that the outcome of this contingency associated with the Aelix acquisition was likely and accordingly, the Company recorded a deferred payment and additional goodwill of $397,000 (see note 2(g)). During July 2007, the Company issued 90,000 shares of common stock, 50,000 fully vested options to purchase common stock and 75,000 warrants to purchase common stock as final payment for the purchase.

6.	Concentrations of Credit Risk, Major Customers, Major Suppliers and Geographic Information

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, marketable securities and trade accounts receivable. The Company maintains its cash

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

balances with large regional U.S. and foreign financial institutions and has not experienced losses. The Company’s marketable securities are invested in accounts at large national brokerage firms, which maintain insurance coverage. The Company’s products are sold principally to dealers, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2007 and 2006, the Company recognized revenue from the federal government of $2,542,000, or 24% of total revenue and $2,500,000, or 22% of total revenue, respectively. As of July 31, 2007 and 2006, the Company had receivables from the federal government of $609,000 and $300,000, respectively.

The Company purchases approximately 66% of its Millennium phones, systems and system cards from one contract manufacturer. During fiscal years 2007 and 2006, purchases from this vendor totaled approximately $1,181,000 and $1,950,000, respectively. As of July 31, 2007 and 2006, the balances payable to this contract manufacturer were $143,000 and $169,000, respectively. Although the Company utilizes another contract manufacturer, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

During fiscal year 2007, the Company had revenue in the Peoples Republic of China (“PRC”) of $1,125,000 or 10.6% of total revenue. During fiscal year 2006, revenue in the PRC was not significant.

7.	Marketable Securities

Marketable securities consist of the following as of July 31, 2007 and 2006 (in thousands):

	2007		2006
	Cost	Market Value	Cost	Market Value
Municipal bonds	$3,400	$3,400	$5,750	$5,750

Total	$3,400	$3,400	$5,750	$5,750

The municipal bond investments are comprised solely of taxable auction-rate securities with stated maturities ranging from 24-40 years. Due to the fact that these investments have frequent interest rate resets, the Company did not have any gross unrealized gains or losses at July 31, 2007 or 2006. The Company has classified the municipal bonds as available for sale investments.

8.	Inventories

Inventories consist of the following as of July 31, 2007 and 2006 (in thousands):

	2007	2006
Raw materials and purchased components	$645	$482
Finished goods	2,814	2,949

Total	3,459	3,431
Inventory obsolescence reserve	(1,077)	(1,264)

Inventory	$2,382	$2,167

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

9.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2007 and 2006 (in thousands):

	2007	2006
Refundable facility deposits	$41	$179
Prepaid expenses	72	79
Other	40	31

Total	$153	$289

10.	Property and Equipment

Property and equipment consist of the following as of July 31, 2007 and 2006 (in thousands):

	2007	2006
Leasehold improvements	$384	$358
Equipment	1,735	2,106
Furniture and fixtures	370	539

Total	2,489	3,003
Less: accumulated depreciation	(2,056)	(2,665)

Property and equipment, net	$433	$338

11.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2007 and 2006 (in thousands):

	2007	2006
Employee compensation	$88	$157
Commissions	19	31
Vacation	52	37
Deferred income	524	585
Employee withholdings	11	47
Warranty reserve	133	150
Professional fees	187	184
Value added taxes payable in China	17	—
Other	189	185

Total	$1,220	$1,376

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2007 and 2006, the Company’s product warranty liability recorded in other accrued liabilities was $133,000 and $150,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal years 2007 and 2006 (in thousands):

	2007	2006
Balance at beginning of period	$150	$227
Accruals for warranty liability	77	74
Warranty expense	(94)	(151)

Balance at end of period	$133	$150

12.	Income Taxes

No income tax benefit from continuing operations was recorded for the year ended July 31, 2007 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized. There was no income tax expense for the year ended July 31, 2006 as taxable income was offset by accumulated net operating losses.

No provision has been made for income taxes which may become payable upon distribution of foreign subsidiary’s earnings since management considers essentially all of these earnings to be permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation between the income tax expense recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to (loss) income before income taxes for fiscal years 2007 and 2006 is as follows (in thousands):

	2007	2006
Income tax (benefit)/expense at Federal statutory rate (35%)	$(465)	$573
State income taxes, net of federal benefit	(81)	64
Change in valuation allowance	971	(1,289)
Adjustment to effective state tax rate	—	726
Other, net	(425)	(74)

Total income tax expense	$—	$—

The deferred tax effects of the Company’s principal temporary differences at July 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Allowance for doubtful receivables	$293	$250
Inventories	481	567
Basis difference in property and equipment	(5)	21
Accrued warranty costs	52	58
Accrued expenses and other	29	57
Deferred revenue	177	222
Net operating loss carryforwards	8,061	6,841
Capital loss carryforward	—	101
Valuation allowance	(9,088)	(8,117)

Total deferred tax asset	$—	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2007 and 2006.

At July 31, 2007, the Company has federal and state net operating loss carry-forwards of approximately $21,589,000, which expire on various dates through 2026.

13.	Stock-Based Compensation

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

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2007 and 2006. The board of directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the board of directors authorized up to an aggregate of 2,000,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. During fiscal years 2007 and 2006, 50,000 and 325,000 options were issued under this plan respectively, with exercise prices ranging from $0.94 to $1.43 per share.

During fiscal year 2001, the board of directors authorized up to an aggregate of 500,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. During fiscal years 2007 and 2006, 5,000 and 87,000 options were issued under this plan respectively, with an exercise price of $1.46 per share.

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2007 and 2006, employees purchased 27,232 and 47,152 shares of common stock respectively, under this plan. During September 2007, employees purchased 15,665 shares under this plan.

Stock Compensation

Beginning August 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to August 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS 123. No stock-based compensation was recognized on employee stock options or ESPP shares issued prior to August 1, 2006. The following table sets forth the pro forma amounts of net income and net income per share, for the year ended July 31, 2006, that would have resulted if we had accounted for our employee stock option plans under the fair value recognition provisions of SFAS 123 (in thousands):

2006
Net income as reported	$1,637
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(593)

Pro forma net income	$1,044

Net income per share:
Basic—as reported	$0.12
Basic—pro forma	$0.08
Diluted—as reported	$0.12
Diluted—pro forma	$0.08

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

The assumptions used to value option grants and the Employee Stock Purchase Plan for the year ended July 31, 2007 and 2006 are as follows:

	2007	2006
Volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	4.43% – 4.86%	4.86%

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

Total stock-based compensation recognized for the year ended July 31, 2007, related to unvested options granted prior to August 1, 2006 and ESPP shares issued during the year ended July 31, 2007, is as follows:

Income Statement Classification	Option Grants	ESPP	Total
Selling, general and administrative	$271,000	$1,000	$272,000
Research and development	26,000	14,000	40,000

Total	$297,000	$15,000	$312,000

As of July 31, 2007, the Company has total unrecognized compensation costs of $238,000 related to unvested stock options outstanding under the Plans. These costs are expected to be recognized over a weighted average period of 3.7 years ending during fiscal year 2010.

General Stock Option Information

Activity in the Company’s stock option plans during fiscal year 2007 is as follows:

	2007
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	446,917	1,644,175	$3.17
Granted	(55,000)	55,000	0.99
Exercised	—	(875)	1.00
Cancelled	44,743	(44,743)	2.19

End of year	436,660	1,653,557	$3.13

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2007 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2007	Weighted Average Exercise Price
$ 0.00 – $ 5.00	1,398,528	6.3 years	$2.03	1,238,269	$2.06
$ 5.01 – $10.00	167,429	1.6 years	8.08	167,429	8.08
$10.01 – $15.00	84,600	2.0 years	10.73	84,600	10.73
$15.01 – $25.00	3,000	2.6 years	24.25	3,000	24.25

	1,653,557	5.6 years	$3.13	1,493,298	$3.27

Activity in the Company’s nonvested options during fiscal year 2007 is as follows:

	Nonvested Shares	Weighted- Average Exercise Price
Beginning balance	331,900	$3.47
Options granted	55,000	$0.99
Options vested	(208,429)	$1.95
Options cancelled	(18,212)	$2.75

Ending balance	160,259	$3.27

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2007 was $26,890. The aggregate intrinsic value of the 156,930 options which vested during the year ended July 31, 2007 was less than $1,000. The aggregate intrinsic value of the 875 options exercised during the year ended July 31, 2007 was less than $1,000.

14.	Related Parties

Cortelco International, Inc. and Cortelco Systems Holding Corporation

Cortelco International, Inc. (“CII”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. David Lee, the Company’s Chief Executive Officer, is a controlling shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the each of the fiscal years ending July 31 (in thousands):

	2007	2006
Payable to CII
Balance at beginning of period	$71	$51
eNterprise product line purchases from CII	1,264	278
Existing product line purchases from CII	673	594
Payments to CII	(1,708)	(852)

Balance at end of period	$300	$71

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. CSPR had purchases from the Company totaling $9,000 during the fiscal year ending July 31, 2007.

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and major shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represent related party transactions for each of the fiscal years ending July 31 (in thousands):

	2007	2006
Receivable from Spark
Balance at beginning of period	$27	$19
Aelix engineering development	759	401
Payments received from Spark	(678)	(393)

Balance at end of period	$108	$27

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

	2007	2006
Payable to Spark
Balance at beginning of period	$1	$106
Deposit received from Spark	71	86
Engineering services received from Spark	—	18
eOn China engineering development	(35)	(187)
Payments to Spark	—	(22)

Balance at end of period	$37	$1

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represents unamortized leasehold costs as of January 2008 and a facility lease deposit, offset by lost Aelix profits and rent through January 2008.

15.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee's compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee's annual compensation and/or an amount determined by management. During fiscal years 2007 and 2006, contributions made by the Company totaled $57,000 and $55,000, respectively.

16.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments totaling $508,000 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

July 31,
2008	$224
2009	168
2010	100
2011	16

Total	$508

Rent expense for operating leases for the years ended July 31, 2007 and 2006 totaled $404,000 and $377,000, respectively.

Rent expense for fiscal year 2006 is offset by $13,000, which represents sublease income for June through October 2005. The sublease agreement expired on October 31, 2005 and was not renewed by the sub-lessee.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia expired. Effective April 1, 2007, the lease on the existing facility was amended to extend the lease for three years and reduce the leased square footage to 11,321 sq. ft., and provided for rent expense of approximately $8,000 per month.

On May 7, 2006, the Company entered into a lease for 4,171 sq. ft. of office space in Beijing China. The lease term is 2 years beginning May 7, 2006. The monthly rent expense is approximately $280.

On January 16, 2006, the Company entered into a lease for 1,520 sq. ft. of office space in Shanghai China. The lease term is from January 6, 2006 through December 31, 2007. The monthly rent expense is approximately $1,300.

On November 29, 2005, the Company entered into a lease for 5,000 sq. ft. of office space in Bangalore India. The lease term is five years beginning January 1, 2006. The monthly rent expense is approximately $2,600.

(b)	Commitments

At July 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of $1,196,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary product, CellStik™, is a small memory device that allows the user to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s common stock. The Company will have the right to give notice of its intent to exercise this option at any time between September 30, 2007 and March 31, 2008. The eOn Board of Directors will continue to monitor Spark’s operations and complete its due diligence process prior to granting approval of the option exercise. After such notice of exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

The Agreement further provides that in the event the Company does not exercise this option, or the Company’s shareholders do not approve it, the Company may require Spark or David Lee to repurchase the Company’s Spark shares for $300,000. In addition, in the event that Spark discontinues operations or liquidates, David Lee is required to repurchase the shares for $300,000 within 60 days.

This investment was not evaluated for impairment because (a) the Company did not estimate the fair value of this investment in accordance with paragraphs 14 and 15 of FASB 107, “Disclosures About Fair Value of Financial Instruments”, and (b) the Company did not identify any events or changes in circumstances that may have a significant or adverse effect on its fair value.

(d)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

17.	Subsequent Events

(a)	Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively shares or a total of approximately 3%

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2007 and 2006

of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. This transaction will be accounted for as an investment at cost.

At the time of the second investment in Symbio for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January 1, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2011, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio.

(b)	Cortelco Acquisition

On October 22, 2007, the Company executed a non-binding letter of intent with CSHC to merge CSHC into eOn Communications Corporation. CSHC is a privately held company that designs and sells telephones in the US and Latin America. David Lee is the controlling shareholder of CSHC. The Board has appointed a special committee of independent directors to negotiate the transaction.

The letter of intent is non-binding on the parties, and several steps remain in order to acquire CSHC, including the following:

•	Negotiating and signing a definitive binding purchase agreement;

•	Obtaining fairness opinions;

•	Filing a detailed registration and proxy with the SEC; and

•	Obtaining shareholder approvals.

The Company anticipates that the transaction will close sometime in the Company’s second or third fiscal quarter, but there is no guarantee that it will close during this timeframe. The purchase is expected to be a combined stock and cash transaction with a major portion of the cash contingent on CSHC’s post acquisition earnings.

(c)	eOn IP Voice, Inc.

During the first quarter of fiscal year 2008, the Company decided to discontinue sale of EIPV Business Connect hosted products and services. The operating loss for the EIPV business during the first quarter of fiscal year 2008 is expected to be approximately $375,000, excluding any write-offs which cannot be estimated at this time. The Company is continuing to provide service until existing customers are transitioned to other service providers and management is evaluating sale of the assets.

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

Changes in internal control over financial reporting.

There were no changes in internal controls over financial reporting that occurred during the fiscal year ended July 31, 2007.

ITEM 8B.	OTHER INFORMATION.

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, are incorporated herein by reference in response to this item.

Information with respect to executive officers is set forth under the caption “Executive Officers” in Part I of this report.

ITEM 10.	EXECUTIVE COMPENSATION.

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated by reference in response to this item.

ITEM 13.	EXHIBITS

(A)	(1) Financial Statements

The following information appears in Item 7 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended July 31, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2007 and 2006

•	Notes to Consolidated Financial Statements

(B)	Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Information set forth under the caption “Fees Paid to Principal Accountant” in the Proxy Statement is incorporated by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 30, 2007	By	/s/ STEPHEN R. BOWLING
Stephen R. Bowling, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID S. LEE David S. Lee	President, Chief Executive Officer and Chairman (Principal Executive Officer)	October 30, 2007

/s/ STEPHEN R. BOWLING Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	October 30, 2007

/s/ MITCH C. GILSTRAP Mitch C. Gilstrap	Vice President, Chief Operating Officer	October 30, 2007

/s/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 30, 2007

/s/ W. FRANK KING W. Frank King	Director	October 30, 2007

/s/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 30, 2007

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1(&)	Plan of Acquisition for Cortelco Shanghai Telecom Equipment Company

3.1*	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999

3.2*	Amended and Restated Bylaws of eOn

4.1*	Reference is made to Exhibits 3.1 and 3.2

10.1*	Form of Indemnity Agreement between eOn and its officers and directors

14(@)	Code of Ethics

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of GHP Horwath, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(&)	Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 8-K dated June 1, 2004
(*)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-77021) or amendments thereto, filed with the Securities and Exchange Commission on April 26, 1999
(@)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s
(#)	Executive compensation plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K