Form 10QSB
period 2007-10-31
EON COMMUNICATIONS CORP
filed 2007-12-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

13,585,794 shares of common stock, $0.001 par value, were outstanding as of November 30, 2007.

Traditional Small Business Disclosure Format?    Yes  ☐    No  ☒

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED OCTOBER 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	July 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,596	$2,256
Marketable securities	2,650	3,400
Trade accounts receivable, net of allowance of $672 and $694, respectively	1,266	1,781
Trade accounts receivable - related party	95	117
Inventories	2,561	2,348
Prepaid and other current assets	191	118
Current assets of discontinued operations	—	119

Total current assets	8,359	10,139

Property and equipment, net	347	298
Intangibles, net	313	334
Investments	1,200	300
Non-current assets of discontinued operations	73	135

Total assets	$10,292	$11,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$484	$432
Trade accounts payable - related party	139	337
Accrued expenses and other	1,260	1,205
Current liabilities of discontinued operations	15	16

Total current liabilities	1,898	1,990

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,262,694 and 14,247,029 shares issued, respectively)	14	14
Additional paid-in capital	55,820	55,769
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(45,976)	(45,065)
Accumulated other comprehensive income	38	—

Total stockholders’ equity	8,394	9,216

Total liabilities and stockholders’ equity	$10,292	$11,206

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2007	2006
REVENUE
Third party revenue	$2,268		$2,708
Related party revenue	128		—

Net revenue	2,396		2,708

COST OF REVENUE
Third party cost of revenue	892		943
Related party cost of revenue	120		—

Cost of revenue	1,012		943

Gross profit	1,384		1,765

OPERATING EXPENSE
Selling, general and administrative	1,040		1,057
Research and development	757		742
Other expense	26		6

Total operating expense	1,823		1,805

Loss from continuing operations	(439)		(40)

Interest income	46		80

(Loss) income from continuing operations before income taxes	(393)		40

Income tax expense	—		—

(Loss) income income from continuing operations after income taxes	(393)		40
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax of $ 0	(518)		—

Loss from discontinued operations	(518)		—

Net (loss) income	$(911)		$40

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(911)		$40
Foreign currency translation adjustment	38		—

Comprehensive (loss) income	$(873)		$40

Weighted average shares outstanding:
Basic	13,580		13,547
Diluted	13,580		13,725

Basic (loss) income per share:
From continuing operations after income taxes	$(0.03)	$		*
From discontinued operations, net of tax and minority interest	(0.04)		—

Basic (loss) income per share	$(0.07)	$		*

Diluted (loss) income per share:
From continuing operations after income taxes	$(0.03)	$		*
From discontinued operations, net of tax and minority interest	(0.04)		—

Diluted (loss) income per share	$(0.07)	$		*

*	Less than $0.01

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(911)	$40
Change in operating assets and liabilities of discontinued operations	180	—
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	41	80
Depreciation and amortization	57	51
Provision for allowance for doubtful accounts	(10)	(19)
Loss on disposal of property and equipment	8	—
Changes in net assets and liabilities
Trade accounts receivable	525	(23)
Inventories	(213)	121
Prepaid and other current assets	(73)	16
Trade accounts payable	52	(16)
Trade accounts receivable/payable - related party	(176)	105
Accrued expenses and other	55	54

Net cash (used in) provided by operating activities	(465)	409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(93)	(31)
Investment in Symbio	(900)	—
Purchases of marketable securities	—	(400)
Sale of marketable securities	750	—
Proceeds from disposal of discontinued operations	—	89

Net cash used in investing activities	(243)	(342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	10	11

Net cash provided by financing activities	10	11

Effect of exchange rate changes on cash	38	—

Net (decrease) increase in cash and cash equivalents	(660)	78
Cash and cash equivalents, beginning of period	2,256	934

Cash and cash equivalents, end of period	$1,596	$1,012

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2007 and 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2007 and for all periods presented.

Description of Business

eOn is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers proven, IP-ready products that improve business performance.

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Aelix Systems, Inc. (“Aelix”), eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006 and eOn IP Voice, Inc. (“EIPV”) formed on February 23, 2007. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2007 and 2006 and for each of the two years in the period ended July 31, 2007, which are included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in the October 31, 2006 condensed consolidated financial statements have been reclassified to conform to the October 31, 2007 condensed consolidated financial statement presentation.

Recent Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the quarter.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any the adoption of SFAS 157 will have on its consolidated financial statements.

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

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the quarter ended October 31, 2007, there were no options to purchase common stock issued by the Company.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During September 2007, employees purchased 15,665 shares under the plan.

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

The assumptions used to value option grants and the Employee Stock Purchase Plan for the three months ended October 31, 2007 and 2006 are as follows:

	2007	2006
Expected volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk-free interest rate	4.57% - 4.93%	4.86%

Total stock-based compensation recognized for the three months ended October 31, 2007, is as follows:

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$35,000	$1,000	$36,000
Research and development	3,000	2,000	5,000

Total	$38,000	$3,000	$41,000

As of October 31, 2007, the Company has total unrecognized compensation cost of $197,000, related to unvested stock options under the Plans. The Company expects these costs to be recognized over a weighted average period of 3.5 years ending during fiscal year 2010.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2007 is as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options outstanding, July 31, 2007	436,660	1,653,557	$3.13
Granted	—	—	—
Exercised	—	—	—
Cancelled	234,752	(251,852)	3.59

Options outstanding, October 31, 2007	671,412	1,401,705	$3.04

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2007 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at October 31, 2007	Weighted Average Exercise Price

$ 0.00 — $ 5.00	1,195,026	6.3 years	$1.98	1,064,328	$2.02
$5.01 — $ 10.00	149,079	1.4 years	8.25	149,079	8.25
$ 10.01 — $20.00	54,600	1.9 years	10.93	54,600	10.93
$ 20.01 — $25.00	3,000	2.3 years	24.25	3,000	24.25

	1,401,705	5.6 years	$3.04	1,271,007	$3.18

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2007 was $38,000. The aggregate intrinsic value of the 29,561 options which vested during the three months ended October 31, 2007 was $0. During the three months ended October 31, 2007 no options to purchase common stock were exercised.

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

4.	eOn IP Voice, Inc. and Discontinued Operations

On February 23, 2007, the Company’s subsidiary, EIPV purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV were included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased. The Company accounted for this purchase as an acquisition in accordance with SFAS No. 141, “Business Combinations”. A summary of the net assets acquired as of February 28, 2007 is as follows (in thousands):

Current assets acquired	$114
Long-term assets acquired	153
Current liabilities assumed	(117)

Net assets acquired	$150

During October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services and the Company is seeking a buyer for the EIPV assets. EIPV assets and liability balances included in assets and liabilities of discontinued operations as of October 31, 2007 and July 31, 2007 and EIPV activity for the three months ended October 31, 2007 are as follows (in thousands):

	As of October 31,	As of July 31,
	2007	2007
Accounts receivable, net	$—	$50
Inventories	—	34
Prepaid and other assets	—	35
Property and equipment, net	73	135

Accounts payable	$—	$1
Accrued and other expenses	15	15

Net assets of discontinued operations	$58	$238

		Three months Ended
		October 31, 2007
Revenue		$27
Cost of revenue		57
Impaired user licenses		28
Inventory obsolescence		39

Gross profit		(97)

General and administrative expense		309
Impaired property and equipment		57
Allowance for bad debts		55

Net loss from discontinued operations		$(518)

5.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc. (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. David Lee, the Company’s Chief Executive Officer, is the Chairman and a controlling shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the three months ended October 31, 2007 and 2006 (in thousands):

	2007	2006
Payable to CII
Balance at beginning of period	$300	$71
Purchases from CII	340	323
Payments to CII	(503)	(203)

Balance at end of period	$137	$191

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. CSPR had purchases from the Company totaling $4,000 and paid the Company $9,000 during the three months ending October 31, 2007. At October 31, 2007 the outstanding balance receivable from CSPR was $4,000.

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, the Company billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represent related party transactions for the three months ended October 31, 2007 and 2006 (in thousands):

	2007	2006
Receivable from Spark
Balance at beginning of period	$108	$27
Related party revenue - engineering development	$128	$—
Costs offset against operating expenses	6	117
Cash payments received from Spark	(100)	—
Payables offset against accounts receivable	(51)	(91)

Balance at end of period	$91	$53

	2007	2006
Payable to Spark
Balance at beginning of period	$37	$1
Operating costs billed to Spark	16	93
Balance offset against receivable from Spark	(51)	(91)

Balance at end of period	$2	$3

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively shares or a total of approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. This transaction has been accounted for as an investment at cost.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio.

6.	Inventories

Inventories consist of the following (in thousands):

	October 31,	July 31,
	2007	2007
Raw materials and purchased components	$711	$645
Finished goods	2,913	2,780

Total	3,624	3,425
Inventory obsolescence reserve	(1,063)	(1,077)

Inventory	$2,561	$2,348

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 1%—2% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance	$133	$150
Warranty cost incurred	(21)	(33)
Accrued warranty cost	28	11

Ending balance	$140	$128

8.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the three months ended October 31, 2007 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2007	14,247,029	$14	$55,769	(676,900)	$(1,502)	$(45,065)	$—	$9,216
Issuance of common stock under employee stock purchase plan	15,665	—	10	—	—	—	—	10
Stock based compensation expense	—	—	41	—	—	—	—	41
Comprehensive income (loss):
Foreign currency translation adjustments							38	38
Net loss	—	—	—	—	—	(911)	—	(911)

Comprehensive loss	—	—	—	—	—	—	—	(873)

Balance at October 31, 2007	14,262,694	$14	$55,820	(676,900)	$(1,502)	$(45,976)	$38	$8,394

9.	Commitments and Contingencies

(a)	Operating Leases

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shares a portion of the premises consisting of 687 square meters or 75% of the premises through November 30, 2009. The monthly rent for this space is approximately $9,800 and replaces the space that was previously occupied by Company employees in Shanghai, China.

(b)	Commitments

At October 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $765,000.

(c)	Spark Purchase Option

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

This investment was not evaluated for impairment because (a) the Company did not estimate the fair value of this investment in accordance with paragraphs 14 and 15 of SFAS 107, “Disclosures About Fair Value of Financial Instruments,” and (b) the Company did not identify any events or changes in circumstances that may have a significant or adverse effect on its fair value.

(d)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

10.	Subsequent Event

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“CSHC”) for up to $11,000,000 in stock and cash. The Board of Directors of both eOn and CSHC have approved the proposed merger. The proposed merger provides that CSHC would merge into a newly formed wholly-owned subsidiary of eOn.

CSHC, formerly part of the ITT telephone systems business, is a privately held company that designs and sells telephones in U.S. and Latin America markets. For the year ended December 31, 2006, CSHC earned $1,750,000 in income before taxes on revenues (excluding those earned from eOn) of $17,625,000. The Company expects that for federal income tax purposes eOn will be able to offset future earnings of CSHC against its prior year operating losses (approximately $20,000.000). The Company also expects cost savings from the combination.

In exchange for all the outstanding shares of CSHC stock, CSHC shareholders, upon the closing of the sale, (except for James W. Hopper) will receive their pro rata share of 50% of the purchase price in eOn common stock. James W. Hopper, CSHC’s CEO, will receive 75% of his pro rata consideration in cash upon the closing of the sale. Contingent upon the level of CSHC earnings over the next 12 quarters after closing, all stockholders except for Mr. Hopper will receive their pro rata share of the remaining 50% of the purchase price in cash. Mr. Hopper will receive 25% of his pro rata consideration in eOn shares valued as of the closing at the end of the third anniversary after the closing. The stock payable to Mr. Hopper and the cash payable to the other stockholders is subject to a right of offset by eOn in the event of a breach of the merger agreement. David Lee, Chairman and CEO of eOn, is the Chairman and the controlling shareholder of CSHC.

Completion of the merger is subject to filing a definitive registration and proxy statement with the SEC, obtaining the approval of the eOn and CSHC stockholders, and other customary conditions of closing. The proposed merger may be terminated if the conditions to closing are not fulfilled, upon mutual agreement of the parties, or upon the occurrence of certain other events.

Item 2. – Management’s Discussion and Analysis or Plan of Operation.

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

On February 23, 2007, the Company’s subsidiary, eOn IP Voice, Inc. (“EIPV”) purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased.

During October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services. Accordingly, balances and activity have been reported as discontinued operations. The Company has identified several potential buyers for the assets, but as of the filing date no offers for the assets have been accepted.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2007 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

Results of Operations

For the Three Months Ended October 31, 2007 compared to the Three Months Ended October 31, 2006

Net Revenue

Net revenue decreased approximately 12% to $2,396,000 for the three months October 31, 2007 compared to $2,708,000 for the same period of the previous year. The decrease reflects a decrease in Millennium revenue and a decrease in eQueue revenue over the same period of the previous year, partially offset by related party professional services revenues, which did not exist during the same period of the previous year. The decrease in Millennium revenue reflects lower U.S. government and education market segment revenues during the three months ended October 31, 2007. The decrease in eQueue reflects lower domestic software sales and lower international product revenue during the three months ended October 31, 2007 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 22% to $1,384,000 for the three months ended October 31, 2007 from $1,765,000 for the same period of the previous year, reflecting lower eQueue margins and lower Millennium margins. Gross profit for eQueue decreased over the same period last year reflecting lower product margins, reflecting costs from outsourcing our materials warehousing and handling to CSHC (prior to outsourcing, these costs were included in general and administrative expenses), and lower professional service revenue, which historically have significantly contributed to our margins during the three months ended October 31, 2007. Millennium gross profit decreased for the three months ended October 31, 2007, reflecting lower system sales over the same period of the previous year. Gross margin % decreased to approximately 58% for the three months ended October 31, 2007 compared with gross margin of approximately 65% for the same period of the previous year, primarily the result of product mix. Additionally, the margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 2% to $1,040,000 for the three months ended October 31, 2007, from $1,057,000 for the same period of the previous year. The decrease reflects lower depreciation and rent expense, partially offset by higher compensation expense resulting from headcount additions in China and rising compensation costs in China.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 2% to $757,000 for the three months ended October 31, 2007 from $742,000 for the same period of the previous year. The increase reflects higher compensation expenses resulting from headcount additions and rising compensation costs in India, partially offset by lower travel expenses and development costs.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expenses was $26,000 for the three months ended October 31, 2007 compared to $6,000 for the same period of the previous year.

Interest Income

Interest income was $46,000 for the three months ended October 31, 2007 compared to $80,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested compared to the same period of the previous year.

Liquidity and Capital Resources

As of October 31, 2007, we had cash and cash equivalents of $1,596,000 and $2,650,000 in short-term marketable securities, and working capital of $6,461,000. Our short-term marketable securities are primarily invested in taxable auction rate securities with frequent rate resets.

Our operating activities resulted in a net cash outflow of $465,000 for the three months ended October 31, 2007 compared to a net cash inflow of $409,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items), higher inventory and lower accounts payable – related party, partially offset by lower accounts receivable. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items), lower inventories and higher accounts payable – related party.

Our investing activities resulted in a net cash outflow of $243,000 for the three months ended October 31, 2007 compared to a net cash outflow of $342,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2007 was a result of the $900,000 investment in Symbio Group and purchases of property and equipment, partially offset by net marketable securities disposals. Cash used in investing activities for the same period of the previous year was a result of net marketable securities purchases and purchases of property and equipment, partially offset by proceeds from disposal of discontinued operations.

Our financing activities resulted in a cash inflow of $10,000 for the three months ended October 31, 2007 compared to a cash inflow of $11,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

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

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2007; resulting in an accumulated deficit of $45,065,000. During the three months ended October 31, 2007, cash and cash equivalents and short-term marketable securities decreased to $4,246,000 from $5,656,000, primarily as a result of funding the investment in the Symbio Group and funding operating losses during the quarter.

The Company had a loss from continuing operations of $393,000 for the three months ended October 31, 2007 versus income from continuing operations of $40,000 for the same period in the prior year. As of October 31, 2007, the Company had $4,246,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $393,000 was held in international bank accounts.

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

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shares a portion of the premises consisting of 687 square meters or 75% of the premises through November 30, 2009. The monthly rent for this space is approximately $9,800 and replaces the space that was previously occupied by our employees in Shanghai, China.

(b)	Commitments

At October 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $765,000.

(c)	Spark Purchase Option

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

This investment was not evaluated for impairment because (a) the Company did not estimate the fair value of this investment in accordance with paragraphs 14 and 15 of SFAS 107, “Disclosures About Fair Value of Financial Instruments,” and (b) the Company did not identify any events or changes in circumstances that may have a significant or adverse effect on its fair value.

(d)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

Recent Developments

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“CSHC”) for up to $11,000,000 in stock and cash. The Board of Directors of both eOn and CSHC have approved the proposed merger. The proposed merger provides that CSHC would merge into a newly formed wholly-owned subsidiary of eOn.

CSHC, formerly part of the ITT telephone systems business, is a privately held company that designs and sells telephones in U.S. and Latin America markets. For the year ended December 31, 2006, CSHC earned $1,750,000 in income before taxes on revenues (excluding those earned from eOn) of $17,625,000. The Company expects that for federal income tax purposes eOn will be able to offset future earnings of CSHC against its prior year operating losses (approximately $20,000.000). The Company also expects cost savings from the combination.

In exchange for all the outstanding shares of CSHC stock, CSHC shareholders, upon the closing of the sale, (except for James W. Hopper) will receive their pro rata share of 50% of the purchase price in eOn common stock. James W. Hopper, CSHC’s CEO, will receive 75% of his pro rata consideration in cash upon the closing of the sale. Contingent upon the level of CSHC earnings over the next 12 quarters after closing, all stockholders except for Mr. Hopper will receive their pro rata share of the remaining 50% of the purchase price in cash. Mr. Hopper will receive 25% of his pro rata consideration in eOn shares valued as of the closing at the end of the third anniversary after the closing. The stock payable to Mr. Hopper and the cash payable to the other stockholders is subject to a right of offset by eOn in the event of a breach of the merger agreement. David Lee, Chairman and CEO of eOn, is the Chairman and the controlling shareholder of CSHC.

Completion of the merger is subject to filing a definitive registration and proxy statement with the SEC, obtaining the approval of the eOn and CSHC stockholders, and other customary conditions of closing. The proposed merger may be terminated if the conditions to closing are not fulfilled, upon mutual agreement of the parties, or upon the occurrence of certain other events.

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

The competitive arena for our products is changing very rapidly and we face intense competition in our markets. Well-established companies and many emerging companies are scrambling to develop products that improve communications, increase employee productivity and lower costs. While the industry remains fragmented, it is rapidly moving toward consolidation. Companies seeking to increase market share and their ability to compete have recently acquired a number of our current competitors. Additionally, robust open-source products have recently emerged in the market further lowering barriers to market entry and increasing competition.

We expect competition to intensify as competitors develop new products, new competitors enter the market, and companies with complementary products enter into strategic alliances.

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks, Aspect Communications, and Rockwell;

•	Data communication equipment suppliers, such as Cisco Systems and 3COM;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Grand Stream and Aastra;

•	Hosted solution providers including Packet 8, Five9, Echopass and Oracle;

•	Email management and web center software suppliers, such as eGain Communications, Kana Communications, and RightNow Technologies; and

•	Customer relationship management (“CRM”) suppliers, such as Oracle and SalesForce.com.

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

A significant portion of our revenue is derived from dealers and value added resellers who have no obligation to sell our products. Therefore, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors’ products or for any other reason. A reduction or loss of orders from our dealers and value added resellers could harm our business, operating results and financial condition.

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

As of October 31, 2007, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,592,755 common shares, or 31.75% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Item 3. – Controls and Procedures.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending October 31, 2007.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Submission of Matters to a Vote of Security Holders.

None.

Item 5. – Other Information.

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

EON COMMUNICATIONS CORPORATION

Dated: December 14, 2007	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)