Form 10QSB
period 2008-01-31
EON COMMUNICATIONS CORP
filed 2008-03-17
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

13,666,294 shares of common stock, $0.001 par value, were outstanding as of February 29, 2008.

Traditional Small Business Disclosure Format?  Yes  ☐     No  ☒

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED JANUARY 31, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at January 31, 2008 (unaudited) and July 31, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended January 31, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31, 2008	July 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$926	$2,256
Marketable securities	1,900	3,400
Trade accounts receivable, net of allowance of $667 and $694, respectively	949	1,781
Trade accounts receivable - related party	83	117
Inventories	2,833	2,348
Prepaid and other current assets	310	118
Current assets of discontinued operations	—	119

Total current assets	7,001	10,139
Property and equipment, net	339	298
Intangibles, net	293	334
Investments	1,200	300
Non-current assets of discontinued operations	73	135

Total assets	$8,906	$11,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$255	$432
Trade accounts payable - related party	94	337
Accrued expenses and other	1,006	1,205
Current liabilities of discontinued operations	40	16

Total current liabilities	1,395	1,990
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (50,000,000 shares authorized, 14,343,194 and 14,247,029 shares issued, respectively)	14	14
Additional paid-in capital	55,909	55,769
Treasury stock, at cost (676,900 shares)	(1,502)	(1,502)
Accumulated deficit	(46,975)	(45,065)
Accumulated other comprehensive income	65	—

Total stockholders’ equity	7,511	9,216

Total liabilities and stockholders’ equity	$8,906	$11,206

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
REVENUE
Third party revenue	$1,392	$1,319	$3,660	$4,027
Related party revenue	88	168	216	168

Net revenue	1,480	1,487	3,876	4,195

COST OF REVENUE
Third party cost of revenue	576	514	1,468	1,457
Related party cost of revenue	80	156	200	156

Cost of revenue	656	670	1,668	1,613

Gross profit	824	817	2,208	2,582

OPERATING EXPENSE
Selling, general and administrative	1,107	1,120	2,147	2,177
Research and development	680	768	1,437	1,510
Other expense	11	24	37	30

Total operating expense	1,798	1,912	3,621	3,717

Loss from continuing operations	(974)	(1,095)	(1,413)	(1,135)
Interest income	34	80	80	160

(Loss) income from continuing operations before income taxes	(940)	(1,015)	(1,333)	(975)
Income tax expense	—	—	—	—

(Loss) income income from continuing operations after income taxes	(940)	(1,015)	(1,333)	(975)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax of $0	(59)	—	(577)	—

Loss from discontinued operations	(59)	—	(577)	—

Net (loss) income	$(999)	$(1,015)	$(1,910)	$(975)

COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(999)	$(1,015)	$(1,910)	$(975)
Foreign currency translation adjustment	27	—	65	—

Comprehensive (loss) income	$(972)	$(1,015)	$(1,845)	$(975)

Weighted average shares outstanding - basic and diluted	13,588	13,552	13,584	13,549
Basic and diluted (loss) income per share:
From continuing operations after income taxes	$(0.07)	$(0.07)	$(0.10)	$(0.07)
From discontinued operations, net of tax	—	—	(0.04)	—

Basic and diluted (loss) income per share	$(0.07)	$(0.07)	$(0.14)	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,910)	$(975)
Change in operating assets and liabilities of discontinued operations	205	—
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	130	158
Depreciation and amortization	116	99
Provision for allowance for doubtful accounts	(10)	(19)
Loss on disposal of property and equipment	8	—
Changes in net assets and liabilities
Trade accounts receivable	842	1,059
Inventories	(485)	(159)
Prepaid and other current assets	(192)	(47)
Trade accounts payable	(177)	(70)
Trade accounts receivable/payable - related party	(209)	143
Accrued expenses and other	(199)	(333)

Net cash used in operating activities	(1,881)	(144)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(124)	(36)
Investment in Symbio	(900)	—
Purchases of marketable securities	—	(2,650)
Disposal of marketable securites	1,500	3,200
Proceeds from disposal of discontinued operations	—	89

Net cash provided by investing activities	476	603
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	10	11

Net cash provided by financing activities	10	11

Effect of exchange rate changes on cash	65	—

Net (decrease) increase in cash and cash equivalents	(1,330)	470
Cash and cash equivalents, beginning of period	2,256	934

Cash and cash equivalents, end of period	$926	$1,404

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended January 31, 2008 and 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2008 and for all periods presented.

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

Reclassification

Certain amounts in the January 31, 2007 condensed consolidated financial statements have been reclassified to conform to the January 31, 2008 condensed consolidated financial statement presentation.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 31, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted and the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160. SFAS no. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. On January 30th, the Board granted 80,500 fully vested shares of stock to twenty-two non executive employees. These shares were issued at no cost to the employee and, on the grant date, had a fair market value of approximately $35,000. During the six months ended January 31, 2008, there were no options to purchase common stock issued by the Company.

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

The assumptions used to value option grants for the six months ended January 31, 2007 are as follows:

Expected volatility	107%
Expected term (in years)	6.25
Dividend yield	—
Risk-free interest rate	4.57% - 4.93%

Total stock-based compensation recognized for the six months ended January 31, 2008, is as follows:

Income Statement Classifications	Option Grants	Stock Grants	ESPP	Total
Selling, general and administrative	$85,000	$8,000	$1,000	$94,000
Research and development	7,000	27,000	2,000	36,000

Total	$92,000	$35,000	$3,000	$130,000

As of January 31, 2008, the Company has total unrecognized compensation cost of $89,000, related to unvested stock options under the Plans. The Company expects these costs to be recognized on a declining basis ending during fiscal year 2010.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2007 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2007	436,660	1,653,557	$3.13
Granted	(80,500)	80,500	—
Exercised		(80,500)	—
Cancelled	259,129	(276,229)	3.50

Options at January 31, 2008	615,289	1,377,328	$3.05

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2008 is summarized as follows:

Range of Exercise Prices	Outstanding at January 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 31, 2008	Weighted Average Exercise Price
$0.00 — $5.00	1,170,649	5.9 years	$1.97	1,084,099	$2.02
$5.01 — $10.00	149,079	1.1 years	8.25	149,079	8.25
$10.01 — $20.00	54,600	1.6 years	10.93	54,600	10.93
$20.01 — $25.00	3,000	2.0 years	24.25	3,000	24.25

	1,377,328	5.3 years	$3.05	1,290,778	$3.18

The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2008 was $0. The aggregate intrinsic value of the 49,332 options which vested during the six months ended January 31, 2008 was $0. During the six months ended January 31, 2008, no options to purchase common stock were exercised.

3.	Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale

Because the eQueue system is very flexible in its applications, some customers contract for professional services to tailor their system to specific requirements. Professional services are invoiced separately upon completion.

eQueue customers can also elect to enter into maintenance contracts to receive software updates and free technical support. Revenue is booked quarterly for each maintenance period as provided.

The VOIP telephones can be deployed with either the Millennium or eQueue systems to provide lower call costs as well as flexible telecom management across multiple locations. These phones may be sold with a new system, but are often sold subsequent to the system sale.

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

During October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services and the Company is seeking a buyer for the EIPV assets. EIPV assets and liability balances included in assets and liabilities of discontinued operations as of January 31, 2008 and July 31, 2007 and EIPV activity for the three and six months ended January 31, 2008 are as follows:

	As of January 31, 2008	As of July 31, 2007
Accounts receivable, net	$—	$50
Inventories	—	34
Prepaid and other assets	—	35
Property and equipment, net	73	135
Accounts payable	$—	$1
Accrued and other expenses	40	15

Net assets of discontinued operations	$33	$238

	Three months Ended January 31, 2008	Six months Ended January 31, 2008
Revenue	$16	$43
Cost of revenue	63	120
Impaired user licenses	—	28
Inventory obsolescence	—	39

Gross profit	(47)	(144)
General and administrative expense	12	321
Impaired property and equipment	—	57
Allowance for bad debts	—	55

Net loss from discontinued oeprations	$(59)	$(577)

5.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc. (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. David Lee, the Company’s Chief Executive Officer, is the Chairman and a controlling shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the six months ended January 31, 2008 and 2007 (in thousands):

	2008	2007
Payable to CII
Balance at beginning of period	$300	$72
Purchases from CII	566	770
Payments to CII	(773)	(554)

Balance at end of period	$93	$288

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. CSPR had purchases from the Company totaling $4,000 and paid the Company $13,000 during the six months ending January 31, 2008. At January 31, 2008 there was no outstanding balance receivable from CSPR.

Spark Technologies, Inc.

Aelix performs engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee. On November 1, 2006, the Company entered into a professional services agreement with

Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, the Company billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represent related party transactions for the six months ended January 31, 2008 and 2007 (in thousands):

	2008	2007
Receivable from Spark
Balance at beginning of period	$108	$27
Related party billings for - engineering development and costs	239	265
Costs offset against operating expenses	6
Cash payments received from Spark	(200)	(192)
Payables offset against accounts receivable	(70)

Balance at end of period	$83	$100

	2008	2007
Payable to Spark
Balance at beginning of period	$37	$1
Deposit Received from Spark		$93
Operating costs billed to Spark	34
Balance offset against receivable from Spark	(70)	(94)

Balance at end of period	$1	$—

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively shares or a total of approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio.

6.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2008	July 31, 2007
Raw materials and purchased components	$428	$645
Finished goods	3,456	2,780

Total	3,884	3,425
Inventory obsolescence reserve	(1,051)	(1,077)

Inventory	$2,833	$2,348

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 1% - 2% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance	$133	$150
Warranty cost incurred	(35)	(43)
Accrued warranty cost	40	1

Ending balance	$138	$108

8.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the six months ended January 31, 2008 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2007	14,247,029	$14	$55,769	(676,900)	$(1,502)	$(45,065)	$—	$9,216
Issuance of common stock under employee stock purchase plan	15,665	—	10	—	—	—	—	10
Stock based compensation expense	80,500	—	130	—	—	—	—	130
Comprehensive income (loss):
Foreign currency translation adjustments							65	65
Net loss	—	—	—	—	—	(1,910)	—	(1,910)
Comprehensive loss	—	—	—	—	—	—	—	(1,845)

Balance at January 31, 2008	14,343,194	$14	$55,909	(676,900)	$(1,502)	$(46,975)	$65	$7,511

9.	Commitments and Contingencies

(a)	Operating Leases

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

At January 31, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $566,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time prior to close of business on March 31, 2008. The eOn Board of Directors is evaluating the current status of Spark and the option. If the Company decides to exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

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

10.	Cortelco Merger Agreement

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. The Board of Directors of both eOn and Cortelco have approved the proposed merger. The proposed merger provides that Cortelco would merge into a newly formed wholly-owned subsidiary of eOn.

Cortelco, formerly part of the ITT telephone systems business, is a privately held company that designs and sells telephones in U.S. and Latin America markets. For the year ended December 31, 2006, Cortelco earned $1,750,000 in income before taxes on revenues (excluding those earned from eOn) of $17,625,000. The Company expects that for federal income tax purposes eOn will be able to offset future earnings of Cortelco against its prior year operating losses (approximately $20,000,000). The Company also expects cost savings from the combination.

In exchange for all the outstanding shares of Cortleco stock, Cortelco shareholders, upon the closing of the sale, (except for James W. Hopper) will receive their pro rata share of 50% of the purchase price in eOn common stock. James W. Hopper, Cortelco’s CEO, will receive 75% of his pro rata consideration in cash upon the closing of the sale. Contingent upon the level of Cortelco earnings over the next 12 quarters after closing, all stockholders except for Mr. Hopper will receive their pro rata share of the remaining 50% of the purchase price in cash. Mr. Hopper will receive 25% of his pro rata consideration in eOn shares valued as of the closing at the end of the third anniversary after the closing. The stock payable to Mr. Hopper and the cash payable to the other stockholders is subject to a right of offset by eOn in the event of a breach of the merger agreement. David Lee, Chairman and CEO of eOn, is the Chairman and the controlling shareholder of Cortelco.

Completion of the merger is subject to filing a definitive registration and proxy statement with the SEC, obtaining the approval of the eOn and Cortelco stockholders, and other customary conditions of closing. The proposed merger may be terminated if the conditions to closing are not fulfilled, upon mutual agreement of the parties, or upon the occurrence of certain other events.

Auditors for Cortelco are completing audits for calendar years 2005 and 2006. Upon completion, the Company expects to promptly file the registration and proxy statement with the SEC. However, there is no certainty when, or if, the merger will be completed.

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting and information technology.

Cortelco recently directed cost reductions and revitalized revenue growth at Cortelco Systems Puerto Rico Inc. (CPROF.ob). eOn anticipates that it will continue to utilize Cortelco’s management expertise on an outsourcing basis irrespective of whether the proposed Cortelco merger closes.

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

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. The Board of Directors of both eOn and Cortelco have approved the proposed merger. The proposed merger provides that Cortelco would merge into a newly formed wholly-owned subsidiary of eOn.

Cortelco, formerly part of the ITT telephone systems business, is a privately held company that designs and sells telephones in U.S. and Latin America markets. For the year ended December 31, 2006, Cortelco earned $1,750,000 in income before taxes on revenues (excluding those earned from eOn) of $17,625,000. The Company expects that for federal income tax purposes eOn will be able to offset future earnings of Cortelco against its prior year operating losses (approximately $20,000,000). The Company also expects cost savings from the combination.

In exchange for all the outstanding shares of Cortleco stock, Cortelco shareholders, upon the closing of the sale, (except for James W. Hopper) will receive their pro rata share of 50% of the purchase price in eOn common stock. James W. Hopper, Cortelco’s CEO, will receive 75% of his pro rata consideration in cash upon the closing of the sale. Contingent upon the level of Cortelco earnings over the next 12 quarters after closing, all stockholders except for Mr. Hopper will receive their pro rata share of the remaining 50% of the purchase price in cash. Mr. Hopper will receive 25% of his pro rata consideration in eOn shares valued as of the closing at the end of the third anniversary after the closing. The stock payable to Mr. Hopper and the cash payable to the other stockholders is subject to a right of offset by eOn in the event of a breach of the merger agreement. David Lee, Chairman and CEO of eOn, is the Chairman and the controlling shareholder of Cortelco.

Completion of the merger is subject to filing a definitive registration and proxy statement with the SEC, obtaining the approval of the eOn and Cortelco stockholders, and other customary conditions of closing. The proposed merger may be terminated if the conditions to closing are not fulfilled, upon mutual agreement of the parties, or upon the occurrence of certain other events.

Auditors for Cortelco are completing audits for calendar years 2005 and 2006. Upon completion, the Company expects to promptly file the registration and proxy statement with the SEC. However, there is no certainty when, or if, the merger will be completed.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended January 31, 2008 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

Results of Operations

For the Three Months Ended January 31, 2008 compared to the Three Months Ended January 31, 2007

Net Revenue

Net revenue was approximately the same at $1,480,000 for the three months January 31, 2008 compared to $1,487,000 for the same period of the previous year. A decrease in Millennium revenue and related party professional services revenue was partially offset by an increase in eQueue revenue over the same period of the previous year. The decrease in Millennium revenue reflects lower U.S. government and dealer market segment revenues during the three months ended January 31, 2008. The increase in eQueue reflects higher international product revenue, partially offset by lower domestic software sales during the three months ended January 31, 2008 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 1% to $824,000 for the three months ended January 31, 2008 from $817,000 for the same period of the previous year, reflecting higher eQueue margins offset by lower Millennium margins. Gross profit for eQueue increased over the same period last year reflecting higher product margins and increased international sales. Millennium gross profit decreased for the three months ended January 31, 2008, reflecting lower system sales over the same period of the previous year. Gross margin % increased to approximately 56% for the three months ended January 31, 2008 compared with gross margin of approximately 55% for the same period of the previous year, primarily the result of product mix. The margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 1% to $1,107,000 for the three months ended January 31, 2008, from $1,120,000 for the same period of the previous year. The decrease reflects lower depreciation, rent expense, and international travel partially offset by higher compensation expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 11% to $680,000 for the three months ended January 31, 2008 from $768,000 for the same period of the previous year. The decrease reflects a decline in travel and related expenses and development costs.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expenses were $11,000 for the three months ended January 31, 2008 compared to $24,000 for the same period of the previous year.

Interest Income

Interest income was $34,000 for the three months ended January 31, 2008 compared to $80,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested compared to the same period of the previous year.

For the Six Months Ended January 31, 2008 compared to the Six Months Ended January 31, 2007

Net Revenue

Net revenue decreased approximately 8% to $3,876,000 for the six months January 31, 2008 compared to $4,195,000 for the same period of the previous year. The decrease reflects a decrease in Millennium revenue and a decrease in eQueue revenue over the same period of the previous year, partially offset by related party professional services revenues, which began during the same period of the previous year. Sales of Millennium systems were adversely impacted by seasonal slowdowns traditionally experienced in key US government and education market segments during the six months ended January 31, 2008. The decrease in eQueue reflects lower domestic software sales during the six months ended January 31, 2008 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 14% to $2,208,000 for the six months ended January 31, 2008 from $2,582,000 for the same period of the previous year, reflecting lower eQueue margins and lower Millennium margins. Gross profit for eQueue decreased over the same period last year reflecting lower product margins and lower professional service revenue, which historically have significantly contributed to our margins. Millennium gross profit decreased for the six months ended January 31, 2008, reflecting lower system sales over the same period of the previous year. Gross margin % decreased to approximately 57% for the six months ended January 31, 2008 compared with gross margin of approximately 62% for the same period of the previous year, primarily the result of product mix. Additionally, the margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 1% to $2,147,000 for the six months ended January 31, 2008, from $2,177,000 for the same period of the previous year. The decrease reflects lower depreciation and rent expense, partially offset by higher compensation expense resulting from headcount additions in China and rising compensation costs in China.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 5% to $1,437,000 for the six months ended January 31, 2008 from $1,510,000 for the same period of the previous year. The decrease reflects a decline in travel and related expenses and development costs.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expenses were $37,000 for the six months ended January 31, 2008 compared to $30,000 for the same period of the previous year.

Interest Income

Interest income was $80,000 for the six months ended January 31, 2008 compared to $160,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested compared to the same period of the previous year.

Liquidity and Capital Resources

As of January 31, 2008, we had cash and cash equivalents of $926,000 and $1,900,000 in short-term marketable securities, and working capital of $5,606,000. Our short-term marketable securities are primarily invested in taxable auction rate securities (“ARS”) with frequent rate resets. Recently there have been failed auctions in the auction rate securities market. The Company liquidated $150,000 in a successful auction on March 6, but an auction for $600,000 on March 10, 2008 failed. As of March 14, we hold $1,750,000 in these AAA rated municipal bond and FFELP student loan securities which are guaranteed by the Department of Education. There have been no defaults on the underlying securities and investment income on these ARS holdings continues to be received in a timely manner. If these securities do not have successful resets prior to April 30, 2008 (the end of our third fiscal quarter), we will need to consider reclassifying them to long term investments at their then fair value and an impairment charge may be required. If auctions continue to fail, the Company expects to be able to borrow against these securities if needed to meet operating requirements. For the immediate future, the Company will maintain a more conservative investment portfolio given the uncertainties in the credit markets and expects investment income to reflect the conservative nature of these investments.

Our operating activities resulted in a net cash outflow of $1,881,000 for the six months ended January 31, 2008 compared to a net cash outflow of $144,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items), higher inventory and lower accounts payable – related party, partially offset by lower accounts receivable. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and lower accrued expenses and higher inventories partially offset by lower trade accounts receivable.

Our investing activities resulted in a net cash inflow of $476,000 for the six months ended January 31, 2008 compared to a net cash inflow of $603,000 for the same period of the previous year. Cash provided by investing activities for the six months ended January 31, 2008 was a result of proceeds from the disposal of marketable securities partially offset by the $900,000 investment in Symbio Group and purchases of property and equipment. Cash provided by investing activities for the same period of the previous year was a result of net marketable securities disposals and proceeds from the disposal of discontinued operations, partially offset by purchases of property and equipment.

Our financing activities resulted in a cash inflow of $10,000 for the six months ended January 31, 2008 compared to a cash inflow of $11,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,270,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2007; resulting in an accumulated deficit of $45,065,000. During the six months ended January 31, 2008, cash and cash equivalents and short-term marketable securities decreased to $2,826,000 from $5,656,000, primarily as a result of funding the investment in the Symbio Group and funding operating losses during the quarter.

The Company had a loss from continuing operations of $1,333,000 for the six months ended January 31, 2008 versus a loss from continuing operations of $975,000 for the same period in the prior year. As of January 31, 2008, the Company had $2,826,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $468,000 was held in international bank accounts.

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

The Cortelco Merger Agreement will require $1,550,000 in payments at closing. The Company is looking at various financing options to cover that requirement and operations going forward.

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

At January 31, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $566,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company will have the right to give notice of its intent to exercise this option at any time prior to close of business on March 31, 2008. The eOn Board of Directors is evaluating the current status of Spark and the option. If the Company decides to exercise, the Company will file a Form S-4 with the Securities and Exchange Commission and seek the approval of the Company’s shareholders.

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

Recent Developments

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting and information technology.

Cortelco recently directed cost reductions and revitalized revenue growth at Cortelco Systems Puerto Rico Inc. (CPROF.ob). eOn anticipates that it will continue to utilize Cortelco’s management expertise on an outsourcing basis irrespective of whether the proposed Cortelco merger closes.

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

We may continue to incur losses, which may affect our viability.

We have incurred substantial losses in prior years and continue to do so. If we are unable to increase our revenues, we may be unable to pay our expenses and continue operations as an independent company.

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

As of January 31, 2008, our executive officers, directors and principal stockholders and their affiliates beneficially owned 4,592,755 common shares, or 31.75% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

In December, the Company contracted with Cortelco to provide accounting and controllership functions on an outsourced basis. There has been no change in the Company’s Chief Financial Officer and other control procedures remain as before.

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

EON COMMUNICATIONS CORPORATION

Dated: March 17, 2008	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)