Form 10QSB
period 2008-04-30
EON COMMUNICATIONS CORP
filed 2008-06-16
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008.

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

2,734,228 shares of common stock, $0.005 par value, were outstanding as of May 31, 2008.

Traditional Small Business Disclosure Format?    Yes  ☐    No  ☒

EON COMMUNICATIONS CORPORATION

FORM 10-QSB

QUARTER ENDED APRIL 30, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2008 (Unaudited) and July 31, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	April 30, 2008	July 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$2,256
Marketable securities	—	3,400
Trade accounts receivable, net of allowance of $718 and $694, respectively	1,088	1,781
Trade accounts receivable - related party	40	117
Inventories	2,795	2,348
Prepaid and other current assets	313	118
Current assets of discontinued operations	—	119

Total current assets	5,596	10,139

Property and equipment, net	216	298
Intangibles, net	272	334
Investments	1,200	300
Long-term marketable securities	925	—
Non-current assets of discontinued operations	—	135

Total assets	$8,209	$11,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$417	$432
Trade accounts payable - related party	250	337
Accrued expenses and other	1,256	1,205
Current liabilities of discontinued operations	—	16

Total current liabilities	1,923	1,990

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,869,608 and 2,849,629 shares issued, respectively)	14	14
Additional paid-in capital	55,926	55,769
Treasury stock, at cost (135,380 shares)	(1,502)	(1,502)
Accumulated deficit	(48,179)	(45,065)
Accumulated other comprehensive income	27	—

Total stockholders’ equity	6,286	9,216

Total liabilities and stockholders’ equity	$8,209	$11,206

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
REVENUE
Third party revenue	$1,387	$3,359	$5,047	$7,386
Related party revenue	127	195	343	363

Net revenue	1,514	3,554	5,390	7,749

COST OF REVENUE
Third party cost of revenue	635	1,487	2,103	2,944
Related party cost of revenue	116	180	316	336

Cost of revenue	751	1,667	2,419	3,280

Gross profit	763	1,887	2,971	4,469

OPERATING EXPENSE
Selling, general and administrative	1,150	1,086	3,297	3,263
Research and development	703	715	2,140	2,225
Other expense	123	(2)	160	28

Total operating expense	1,976	1,799	5,597	5,516

Loss from continuing operations	(1,213)	88	(2,626)	(1,047)

Interest income	16	59	96	219

(Loss) income from continuing operations before income taxes	(1,197)	147	(2,530)	(828)
Income tax expense	—	—	—	—

(Loss) income from continuing operations after income taxes	(1,197)	147	(2,530)	(828)

DISCONTINUED OPERATIONS
Loss from discontinued operations including income on disposal of $13 for the three and nine months ended April 30, 2008, net of tax of $0	(7)	(127)	(584)	(127)

Loss from discontinued operations	(7)	(127)	(584)	(127)

Net (loss) income	$(1,204)	$20	$(3,114)	$(955)

COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(1,204)	$20	$(3,114)	$(955)
Unrealized losses on available-for-sale securities	(75)	—	(75)	—
Foreign currency translation adjustment	37	—	102	—

Comprehensive (loss) income	$(1,242)	$20	$(3,087)	$(955)

Weighted average shares outstanding :
Basic	2,734	2,713	2,722	2,712
Diluted	2,734	2,740	2,722	2,712

Basic (loss) income per share:
From continuing operations	$(0.44)	$0.05	$(0.93)	$(0.31)
From discontinued operations, net of tax	—	(0.05)	(0.21)	(0.05)

Basic (loss) per share	$(0.44)	$—	$(1.14)	$(0.36)

Diluted (loss) income per share:
From continuing operations	$(0.44)	$0.05	$(0.93)	$(0.31)
From discontinued operations, net of tax	—	(0.05)	(0.21)	(0.05)

Diluted (loss) per share	$(0.44)	$—	$(1.14)	$(0.36)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,114)	$(955)
Change in operating assets and liabilities of discontinued operations	238	—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	146	236
Depreciation and amortization	175	140
Provision for allowance for doubtful accounts	53	129
Loss (gain) on disposal of property and equipment	106	(12)
Changes in net assets and liabilities
Trade accounts receivable	577	(703)
Inventories	(447)	(266)
Prepaid and other assets	(195)	139
Trade accounts payable	(15)	54
Trade accounts receivable/payable - related party	(10)	249
Accrued expenses and other	51	(308)

Net cash used in operating activities	(2,435)	(1,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(137)	(69)
Proceeds from disposal of property and equipment	—	16
Investment in Symbio	(900)	—
Cash used in business acquisition	—	(150)
Purchases of marketable securities	—	(4,775)
Disposal of marketable securities	2,400	5,800
Proceeds from disposal of discontinued operations	63	89

Net cash provided by investing activities	1,426	911

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and stock option exercises	11	30

Net cash provided by financing activities	11	30

Effect of exchange rate changes on cash	102	—

Net decrease in cash and cash equivalents	(896)	(356)
Cash and cash equivalents, beginning of period	2,256	934

Cash and cash equivalents, end of period	$1,360	$578

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended April 30, 2008 and 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2008 and for all periods presented.

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

Reclassification

Certain amounts in the April 30, 2007 condensed consolidated financial statements have been reclassified to conform to the April 30, 2008 condensed consolidated financial statement presentation.

The Company split its common shares in a 5 to 1 reverse split effective at market close on April 18, 2008. Stock and stock option data for all periods presented have been adjusted to reflect the reverse split.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. For all nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008 (August 1, 2009 for the Company). For all financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 (August 1, 2008 for the Company). The Company is currently evaluating what impact, if any the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (August 1, 2008 for the Company). The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160. SFAS no. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any the adoption of SFAS No. 160 will have on its consolidated financial statements.

2.	Long-term Marketable Securities

At April 30, 2008, long-term marketable securities consisted of $1,000,000 (par value) of taxable auction rate securities (“ARS”), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28, or 35 days. The securities were rated AAA and are collateralized by student loans guaranteed by the U.S Department of Education; they have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period.

There is no assurance that future auctions on these auction rate securities will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these securities. Management determined that the estimated market value of the Company’s ARS at April 30, 2008 was $925,000, which reflects an approximate temporary impairment of $75,000 to the par value of $1,000,000. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

We have no reason to believe that any of the underlying issuers of our securities are presently at risk of default. Through June 13, 2008, we have continued to receive interest payments in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to the uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of April 30, 2008.

3.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. The Board granted 80,500 fully vested shares of stock to twenty-two non executive employees on January 30, 2008. These shares were converted to 16,100 shares on April 18, 2008 when the Company’s common shares were split in a 5 to 1 reverse split. These shares were issued at no cost to the employee and, on the grant date, had a fair market value of approximately $35,000. During the nine months ended April 30, 2008, there were no options to purchase common stock granted by the Company.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The shares available under the plan were converted to 200,000 shares on April 18, 2008 when the Company’s common shares were split in a 5 to 1 reverse split. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During September 2007 and March 2008, employees purchased 15,665 shares and 3,712 shares, respectively, under the plan. These shares were converted to 3,133 and 743 shares after the reverse stock split effective April 18, 2008.

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

Total stock-based compensation recognized for the nine months ended April 30, 2008, is as follows:

Income Statement Classifications	Option Grants	Stock Grants	ESPP	Total
Selling, general and administrative	$98,000	$8,000	$1,000	$107,000
Research and development	10,000	27,000	2,000	39,000

Total	$108,000	$35,000	$3,000	$146,000

As of April 30, 2008, the Company has total unrecognized compensation cost of $28,000 related to unvested stock options under the Plans. The Company expects these costs will be recognized on a declining basis ending during fiscal year 2010.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2007 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2007	87,332	330,728	$15.63
Granted	(16,100)		—
Exercised			—
Cancelled	65,171	(68,591)	16.62

Options at April 30, 2008	136,403	262,137	$15.37

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2008 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at April 30 2008	Weighted Average Exercise Price
$0.00 — $25.00	222,260	5.8 years	$9.89	208,537	$10.14
$25.01 — $50.00	28,357	.8 years	40.96	28,357	40.96
$50.01 — $75.00	10,920	1.4 years	54.64	10,920	54.64
$75.01 — $125.00	600	1.8 years	121.25	600	121.25

	262,137	5.1 years	$15.37	248,414	$15.88

The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2008 was $0. The aggregate intrinsic value of the 60,287 options which vested during the nine months ended April 30, 2008 was $0. During the nine months ended April 30, 2008, no options to purchase common stock were exercised.

4.	Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale

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

5.	eOn IP Voice, Inc. and Discontinued Operations

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

During October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services. During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000, of which $63,000 was received at April 30, 2008 and $27,000 remains outstanding. EIPV asset and liability balances included in assets and liabilities of discontinued operations as of July 31, 2007 and EIPV activity for the three and nine months ended April 30, 2008 are as follows (in thousands):

As of July 31, 2007
Accounts receivable, net	$50
Inventories	34
Prepaid and other assets	35
Property and equipment, net	135

Accounts payable	$1
Accrued and other expenses	15

Net assets of discontinued operations	$238

	Three months Ended April 30, 2008	Nine months Ended April 30, 2008
Revenue	$—	$43
Cost of revenue	—	120
Impaired user licenses	—	28
Inventory obsolescence	—	39

Gross profit	—	(144)

General and administrative expense	20	341
Impaired property and equipment	—	57
Allowance for bad debts	—	55

Loss from discontinued operations	(20)	(597)
Income on disposal	13	13

Loss from discontinued operations	$(7)	$(584)

6.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc. (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millennium and eQueue peripheral hardware. David Lee, the Company’s Chief Executive Officer, is the Chairman and a controlling shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the nine months ended April 30, 2008 and 2007 (in thousands):

	2008	2007
Payable to CII
Balance at beginning of period	$300	$72
Purchases from CII	865	1,601
Payments to CII	(915)	(1,272)

Balance at end of period	$250	$401

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. CSPR had purchases from the Company totaling $4,000 and paid the Company $13,000 during the nine months ending April 30, 2008. At April 30, 2008 there was no outstanding balance receivable from CSPR.

Spark Technologies, Inc.

Aelix and eOn China perform engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark is charged based upon actual personnel, actual operating costs, and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, the Company billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. The following represent related party transactions for the nine months ended April 30, 2008 and 2007 (in thousands):

	2008	2007
Receivable from Spark
Balance at beginning of period	$108	$27
Related party billings for engineering development and costs	352	467
Costs offset against operating expenses	6
Cash payments received from Spark	(317)	(386)
Payables offset against accounts receivable	(109)

Balance at end of period	$40	$108

	2008	2007
Payable to Spark
Balance at beginning of period	$37	$1
Deposit Received from Spark		$100
Operating costs billed to eOn	72
Balance offset against receivable from Spark	(109)	(100)

Balance at end of period	$—	$1

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. Effective May 1, 2008, eOn transferred the Spark outsourcing contract to Symbio in return for Symbio assuming certain rent and facility obligations in Shanghai. The net impact of this transfer will be to increase operating profit by approximately $10,000 per quarter.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively, shares or a total of approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio.

7.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2008	July 31, 2007
Raw materials and purchased components	$601	$645
Finished goods	3,234	2,780

Total	3,835	3,425
Inventory obsolescence reserve	(1,040)	(1,077)

Inventory	$2,795	$2,348

8.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 1% - 2% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance	$133	$150
Warranty cost incurred	(47)	(52)
Accrued warranty cost	58	18

Ending balance	$144	$116

9.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the nine months ended April 30, 2008 (in thousands, excluding share data which has been adjusted for the 5 to 1 reverse split effective April 18, 2008):

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at July 31, 2007	2,849,629	$14	$55,769	(135,380)	$(1,502)	$(45,065)	$—	$9,216
Issuance of common stock under employee stock purchase plan	3,879	—	11	—	—	—	—	11
Stock based compensation expense	16,100	—	146	—	—	—	—	146
Comprehensive income (loss):
Foreign currency translation adjustments							102	102
Unrealized losses on available-for-sale securities							(75)	(75)
Net loss	—	—	—	—	—	(3,114)	—	(3,114)

Comprehensive loss	—	—	—	—	—	—	—	(3,087)

Balance at April 30, 2008	2,869,608	$14	$55,926	(135,380)	$(1,502)	$(48,179)	$27	$6,286

10.	Commitments and Contingencies

(a)	Operating Leases

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shares a portion of the premises consisting of 687 square meters or 75% of the premises through November 30, 2009. The monthly rent for this space is approximately $11,000 and replaces the space that was previously occupied by Company employees in Shanghai, China. Effective May 1, 2008, Symbio will be responsible for the majority of the rent and facility costs.

(b)	Commitments

At April 30, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $265,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 1,733,000 shares (8,665,000 shares before the reverse split) of the Company’s Common Stock. The Company had the right to give notice of its intent to exercise this option at any time prior to close of business on March 31, 2008. After evaluating the current status of Spark and the option, the Board of Directors decided to not exercise the option.

The Agreement further provides that in the event the Company does not exercise this option, the Company may require Spark or David Lee, the Company’s Chief Executive Officer and a major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. David Lee purchased the shares and paid the Company $300,000 on June 13, 2008.

(d)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

11.	Cortelco Merger Agreement

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. The companies are discussing a possible restructuring of the merger agreement, but no revised agreement has been executed. There is no assurance that a new agreement will be reached or that the merger transaction will be closed.

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting and information technology. The Company anticipates that it will continue to utilize Cortelco’s management expertise on an outsourcing basis irrespective of whether the proposed Cortelco merger closes.

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

During October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services. Accordingly, balances and activity have been reported as discontinued operations. During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. Accounts receivable of approximately $27,000 remains outstanding related to this transaction.

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. The companies are discussing a possible restructuring of the merger agreement, but no agreement has been executed. There is no assurance that a new agreement will be reached or that the merger transaction will be closed.

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

Effective April 1, 2008, the Company closed its engineering facility in India. Also on April 1, 2008, Mitch Gilstrap, COO, and Vijay Sharma, CTO, left the Company.

On June 13, 2008, David Lee purchased the Company’s 300,000 share investment in Spark for $300,000.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2008 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

Results of Operations

For the Three Months Ended April 30, 2008 compared to the Three Months Ended April 30, 2007

Net Revenue

Net revenue was down by approximately 57% at $1,514,000 for the three months ended April 30, 2008 compared to $3,554,000 for the same period of the previous year. Sales of Millennium through our dealer channel declined but the majority of the decrease in Millennium revenues reflects lower sales to the U.S. Coast Guard. eQueue revenues declined substantially in both China and the U.S. this quarter.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 60% to $763,000 for the three months ended April 30, 2008 from $1,887,000 for the same period of the previous year, reflecting declines in both eQueue and Millennium margins. Gross profit for eQueue and Millennium decreased for the three months ended April 30, 2008, reflecting lower system sales over the same period of the previous year. Maintenance contract revenues remained stable compared to the same period of the previous year. Gross margin % decreased to approximately 50% for the three months ended April 30, 2008 compared with gross margin of approximately 53% for the same period of the previous year, primarily the result of product mix. The margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 6% to $1,150,000 for the three months ended April 30, 2008, from $1,086,000 for the same period of the previous year. The increase reflects higher compensation expense in China and higher domestic contract services expense partially offset by lower depreciation, rent expense, and international travel.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 2% to $703,000 for the three months ended April 30, 2008 from $715,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008 and the decrease in development costs has been offset by approximately $222,000 in severance expenses.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expenses were $123,000 for the three months ended April 30, 2008 compared to ($2,000) for the same period of the previous year. The increase in other expense is primarily attributable to the closure of the India engineering facility and the loss on disposal of assets in India.

Interest Income

Interest income was $16,000 for the three months ended April 30, 2008 compared to $59,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested compared to the same period of the previous year.

For the Nine Months Ended April 30, 2008 compared to the Nine Months Ended April 30, 2007

Net Revenue

Net revenue decreased approximately 30% to $5,390,000 for the nine months April 30, 2008 compared to $7,749,000 for the same period of the previous year. The decrease reflects a decrease in Millennium revenue and a decrease in eQueue revenue over the same period of the previous year, partially offset by related party professional services revenues, which began during the same period of the previous year. Sales of Millennium systems were adversely impacted by slowdowns in key U.S. government and education market segments during the nine months ended April 30, 2008. The decrease in eQueue reflects lower domestic and China sales during the nine months ended April 30, 2008 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 34% to $2,971,000 for the nine months ended April 30, 2008 from $4,469,000 for the same period of the previous year, reflecting lower eQueue margins and lower Millennium margins. Gross profit for eQueue decreased over the same period last year reflecting lower product margins and lower professional service revenue, which historically have significantly contributed to our margins. Millennium gross profit decreased for the nine months ended April 30, 2008, reflecting lower system sales over the same period of the previous year. Gross margin % decreased to approximately 55% for the nine months ended April 30, 2008 compared with gross margin of approximately 58% for the same period of the previous year, primarily the result of product mix. Additionally, the margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, advertising and trade show related costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 1% to $3,297,000 for the nine months ended April 30, 2008, from $3,263,000 for the same period of the previous year. The increase reflects higher compensation expense resulting from headcount additions in China and rising compensation costs in China partially offset by lower depreciation and rent expense,.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 4% to $2,140,000 for the nine months ended April 30, 2008 from $2,225,000 for the same period of the previous year. The decrease reflects a decline in personnel and related travel expenses. The Company closed its engineering facility in India effective April 1, 2008 and the decrease in development costs has been offset by approximately $222,000 in severance expenses.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expenses were $160,000 for the nine months ended April 30, 2008 compared to $28,000 for the same period of the previous year. The increase in other expense is primarily attributable to the closure of the India engineering facility and the loss on disposal of assets in India.

Interest Income

Interest income was $96,000 for the nine months ended April 30, 2008 compared to $219,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested compared to the same period of the previous year.

Liquidity and Capital Resources

As of April 30, 2008, we had cash and cash equivalents of $1,360,000 and working capital of $3,673,000. Our marketable securities have been invested in taxable auction rate securities (“ARS”) with frequent rate resets. Since February 2008, there have been failed auctions in the auction rate securities market. The Company liquidated $900,000 in successful auctions during the quarter ended April 30, 2008. At April 30, 2008 and on June 13, 2008 we continue to hold $1,000,000 (par value) of auction rate securities, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28, or 35 days. The securities were rated AAA and are collateralized by student loans guaranteed by the U.S Department of Education; they have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period.

There is no assurance that future auctions on these auction rate securities will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these securities. Management determined that the estimated market value of the Company’s ARS at April 30, 2008 was $925,000, which reflects an approximate temporary impairment of $75,000 to the par value of $1,000,000. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

We have no reason to believe that any of the underlying issuers of our securities are presently at risk of default. Through June 13, 2008, we have continued to receive interest payments in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to the uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of April 30, 2008.

If auctions continue to fail, the Company expects to be able to borrow approximately 50% against these securities if needed to meet operating requirements. For the immediate future, the Company will maintain a more conservative investment portfolio given the uncertainties in the credit markets and expects investment income to reflect the conservative nature of these investments.

Our operating activities resulted in a net cash outflow of $2,435,000 for the nine months ended April 30, 2008 compared to a net cash outflow of $1,297,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items), higher inventory and other current assets, partially offset by lower accounts receivable. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher accounts receivable and inventories and lower accrued expenses partially offset by higher trade accounts receivable – related party.

Our investing activities resulted in a net cash inflow of $1,426,000 for the nine months ended April 30, 2008 compared to a net cash inflow of $911,000 for the same period of the previous year. Cash provided by investing activities for the nine months ended April 30, 2008 was a result of proceeds from the disposal of marketable securities and assets of discontinued operations partially offset by the $900,000 investment in Symbio Group and purchases of property and equipment. Cash provided by investing activities for the same period of the previous year was a result of net marketable securities disposals and proceeds from the disposal of discontinued operations, partially offset by purchases of property and equipment.

Our financing activities resulted in a cash inflow of $11,000 for the nine months ended April 30, 2008 compared to a cash inflow of $30,000 for the same period of the previous year. Cash provided by financing activities in the current period and prior period were due to purchases under the Employee Stock Purchase Plan and employee stock options exercised.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,283,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2007; resulting in an accumulated deficit of $45,065,000. During the nine months ended April 30, 2008, cash and cash equivalents and short-term marketable securities decreased to $1,360,000 from $5,656,000, primarily as a result of the reclassification of marketable securities to long term and funding the investment in the Symbio Group and funding operating losses during the quarter.

The Company had a loss from continuing operations of $2,530,000 for the nine months ended April 30, 2008 versus a loss from continuing operations of $828,000 for the same period in the prior year. As of April 30, 2008, the Company had $1,360,000 in cash and cash equivalents to fund operations, of which $285,000 was held in international bank accounts.

The Company is dependent on available cash, marketable securities and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and marketable securities plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that the cash and marketable securities on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Commitments and Contingencies

(a)	Operating Leases

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shares a portion of the premises consisting of 687 square meters or 75% of the premises through November 30, 2009. The monthly rent for this space is approximately $11,000 and replaces the space that was previously occupied by our employees in Shanghai, China. Effective May 1, 2008, Symbio will be responsible for the majority of the rent and facility costs.

(b)	Commitments

At April 30, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $265,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellStikTM, is a small memory device that allows users to backup, enter, edit and transfer their cell phone products. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and has the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 shares of the Company’s Common Stock. The Company had the right to give notice of its intent to exercise this option at any time prior to March 31, 2008. After evaluating the current status of Spark and the option, the eOn Board of Directors decided to not exercise the option.

The Agreement further provides that in the event the Company does not exercise this option, the Company may require Spark or David Lee, the Company’s Chief Executive Officer and a major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. David Lee purchased the shares and paid the Company $300,000 on June 13, 2008.

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

As of April 30, 2008, our executive officers, directors and principal stockholders and their affiliates beneficially owned 918,551 common shares, or 31.75% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

In December 2007, the Company contracted with Cortelco to provide accounting and controllership functions on an outsourced basis. There has been no change in the Company’s Chief Financial Officer and other control procedures remain as before.

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

EON COMMUNICATIONS CORPORATION

Dated: June 16, 2008	/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)