Form 10KSB
period 2008-07-31
EON COMMUNICATIONS CORP
filed 2008-10-30
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.005 par value per share

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

The revenues for the year ended July 31, 2008, the most recent fiscal year, were $6,994,000.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,248,170 based upon the closing sale price as reported by the NASDAQ Stock Market on September 30, 2008. The number of outstanding non-affiliate shares of the registrant’s $0.005 par value common stock was 2,013,177 as of September 30, 2008.

2,735,508 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2008.

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

INTRODUCTION

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to easily leverage flexible technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or contact center technologies, eOn Communications delivers proven, IP-ready products that improve business performance.

Enterprise IP Telephony

The Millennium™ Converged Communications Platform is a proven solution for small and medium-sized installations. Blending support for VoIP, digital communications and Computer Telephony Integration (CTI) technology into one diverse telephony server platform, the Millennium’s adaptability and flexibility make it particularly suitable for multi-site networks such as school systems, multi-tenant services, professional offices, distribution facilities, and retail stores. The Millennium provides integrated voice mail, unified messaging, fax messaging and an array of desktop telephones to help employees work more efficiently, access information more easily, and serve customers better.

Contact Center

The multi-media queuing capability of the eQueue™ enables contact centers to more efficiently interact with their customers regardless of the communications media. eQueue applications include multi-media routing of all interaction types with Automatic Call Distributors (ACD) functionality, complete telephony capability, email, Web chat and Web collaboration, integrated voice response, voice mail with unified messaging, fax messaging, quality assurance recording and a range of desktop devices and applications. eQueue enables improved customer service and loyalty, increased agent productivity and lower cost of ownership.

The Company’s principal executive offices are located at 185 Martinvale Lane, San Jose, California 95119. The telephone number at that address is (408) 694-9500. The Company also has offices located in Kennesaw, GA; Shanghai, PRC; and Beijing, PRC.

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

On June 1, 2004, eOn acquired a controlling interest in Cortelco Shanghai Telecom Equipment Company (“Cortelco Shanghai”), a provider of fiber optic transmission equipment, data communications systems, and network management software in China. After working with Cortelco Shanghai, we concluded that our direct eOn sales team better fit our China strategy. Additionally, Cortelco Shanghai traditionally has kept its books and records in accordance with Chinese accounting standards instead of U.S. accounting standards. We had concerns that the costs associated with Cortelco Shanghai meeting the Sarbanes-Oxley internal controls procedures and documentation requirements in the future would be prohibitively expensive. On December 31, 2005, the Company sold Cortelco Shanghai to the minority shareholder, and members of management of Cortelco Shanghai.

During fiscal year 2005, the company acquired Aelix Systems Inc. (“Aelix”). Located in Bangalore, India, Aelix was a developer of telecommunications systems and applications based on internet protocol (IP) technology. In April 2008, the facility in India was closed.

On February 23, 2007, the Company’s subsidiary, EIPV purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. During the quarter ended April 30, 2008, the Company sold the assets of EIPV.

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

Millennium Converged Communications Platform

The Millennium is a modular, multi-shelf system combining reliable hardware design with the flexibility of easily configurable software supporting both basic and complex telephony operations. It is an extremely flexible system that can be configured to operate as a PBX, key system, hybrid, tandem switch channel bank or as a conduit for data applications. The Millennium is digital end-to-end and VoIP compatible. Its system design is based on distributed processing and DSP technology. It offers businesses many advantages:

•	Voice over Internet Protocol (VoIP)

Choosing the right solution for enterprise communications needs should not be constrained by technology limitations. The Millennium System offers support of VoIP, digital and analog technologies—enabling businesses to deploy traditional, IP telephony or a combination of both when and where it’s appropriate for the organization. Whether the need is to connect several phones in an office, hundreds of phones in a campus environment or clusters of remote workers, Millennium VoIP enables the creation of a virtual enterprise, maximizing employee productivity while reducing networking and equipment costs.

•	Flexible Desktop Solutions

The Millennium offers a broad selection of telephones and desktop appliances to meet the communications needs of any employee. Multiple models of VoIP and traditional phones as well as button expansion modules are offered that provide easy access to the Millennium’s call processing features.

•	Advanced Call Routing

The Millennium offers an array of call routing features necessary to intelligently route calls to the appropriate resource throughout the enterprise. Call routing plans can be simple or complex depending on business requirements. The Millennium supports up to 64 call routing plans with each plan allowing for 60 different sequences of instructions for customized call handling needs.

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

Automatic Call Distribution (ACD) is an effective tool both for handling a high volume of calls and managing call center operations. It is also a tool that small to medium sized call centers need, but they often do not want the burdens that can accompany full-featured ACD equipment. The Millennium offers a flexible solution by providing call routing capabilities that easily distribute calls to equalize the workload across employees and provide callers with prompt service.

Millennium Business Benefits

Business communications powered by the Millennium Converged Communications Platform give employees productivity enhancing features that enable new levels of collaboration and productivity. All forms of networking technology are supported, including VoIP, digital as well as traditional. This gives enterprises the option to deploy advanced technologies and, at the same time, preserve investment in legacy applications and investments. Lastly, since the Millennium system offers a wide variety of communications solutions, enterprises can invest in one comprehensive platform that meets the needs of the entire enterprise. This lowers the total cost of ownership and simplifies ongoing administrative and expansion needs.

eQueue Multi-Media Contact Center Solution

The eQueue® Multi-Media Contact Center is our proven solution to customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. In addition, the eQueue can distribute and manage email and web-based interactions. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

With a quarter century of contact center expertise, eOn has served over 8,000 customers in a variety of markets including Multi-Media Contact Centers, Traditional Call Centers, General Business Applications, Service Providers and Emergency 911 Centers. The eQueue is a fully redundant solution designed to perform in a mission-critical environment.

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

Multi–media contact blending is one way to significantly improve productivity. In traditional call centers, individual agents can only handle one contact type, such as voice calls. Therefore, different pools of agents must be created to manage different forms of media. To cover peak demand times, each unique agent pool must be staffed to maximum capacity. With the eQueue, however, all agents can effectively handle all types of contacts, coverage is more flexible, fewer agents can handle the same demand, and idle agents can be minimized. Agent productivity is also increased through the use of features such as skills-based routing, remote agent support, unified reporting of all media types, quality monitoring and dynamic supervisory control.

•	Lower Total Cost of Ownership

The eQueue solution offers an overall total lower cost of ownership—lower capital costs and lower operating costs, which equates to a higher return on investment. Integration costs are kept to a minimum with eQueue’s set of applications and open platform. Because the eQueue architecture is open and modular, the contact center is also prepared for future growth.

STRATEGY

Key elements of our strategy for future growth are as follows:

•	Expand International Market Presence

eOn has had success in recent years penetrating international markets. Examples include deployment of eQueue and Millennium systems in China and Korea. The anticipated growth rates for both enterprise communications and contact center solutions, specifically in China, are much greater than those in more traditional markets such as North America and Europe. eOn has established an operation and a customer base in China and will continue to invest in product, infrastructure and partnerships necessary to capitalize on this emerging market opportunity.

•	Provide Migration Paths to Encourage Millennium Customer VoIP Adoption

Many existing Millennium customers require that they be able to support more VoIP based applications. Since the Millennium has an architecture that supports traditional TDM switching and IP-based transmission technology, eOn is able to provide a solution that allows customers to migrate to IP at their own pace and ultimately reap the cost savings and business performance enhancement benefits of converged networks. eOn offers customer migration programs to encourage IP adoption, that preserve a customer’s existing investment in the Millennium system.

•	Maintain Our Investment in the eQueue Business

In spite of the maturity of the North American market, we believe our eQueue Multi-Media Contact Center Solution offers advantages that will enable eOn to capture new customers. We will continue to broaden our core product offering to enhance our ability to win competitive bids and provide additional solutions to our existing customers.

•	Opportunistically Explore Emerging Market Opportunities

eOn will actively pursue other business options that will favorably position shareholders to participate in emerging market opportunities.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

Our products and products under development include:

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

Utilizing circuit-switched and in the future, IP networking, the Millennium’s networking capabilities facilitates communications across geographically dispersed locations. The system’s networking solutions help businesses consolidate resources as well as ensure call answering and routing consistency throughout all locations.

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

The Millennium offers a standards-based computer/telephony integration (CTI) solution that includes support for native CSTA interfaces and third-party TAPI, TSAPI and CSTA applications. It provides customers with a common open-platform for building cost-effective computer telephony solutions. Through integration with existing customer databases and third-party TAPI applications, the Millennium can provide visual call control and call monitoring to enable presentation of caller information based on Caller ID, ANI, or DNIS.

eQueue Multi-Media Contact Center Solution

The eQueue Multi-Media Contact Center Solution is designed for mission-critical contact center environments. The eQueue incorporates a range of integrated applications, including:

•	eQueue ACD

We built the eQueue with an understanding of the critical nature of call center operations, and the eQueue ACD application is at the core of the eQueue solution. It offers a single routing engine for all contact types and is designed with an extensive set of flexible routing capabilities. These capabilities include a single multi-media queue for all contact types, skills based routing for all media types, real-time supervision, and virtual agent groups. Effective customer service is a direct result of contact centers routing customers to the right agents quickly and efficiently.

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

eQueue Email and eQueue Chat applications are options that allow agents to interact with online customers quickly and easily. Emails and Chat sessions are received in queue with voice calls and then delivered to agents based on defined skill sets and priorities. Using an intuitive browser-based interface, agents can respond to email contacts and web chat sessions efficiently and can select automatic responses to FAQ’s from the shared knowledge base. eQueue Email & Chat integrate with other eQueue applications to offer real-time and historical reporting, secured multi-domain support, dynamic routing, instant messaging and more.

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

eQueue Reporting provides reports and displays, available in both real-time and historical formats. They combine to give contact centers the information needed to manage efficiency, agent performance, and service delivery levels. The unified architecture of the eQueue uses a single, standards-based reporting engine to track contact center resources, applications and interactions. Because of this architecture, eQueue Reporting enables companies to build comprehensive, end-to-end management reports that can also include information from multiple disparate systems. eQueue Reporting delivers consolidated data for voice, email and Web that is timely, easily accessible and presented in a form that can be customized to fit the unique needs of a contact center.

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

eNterprise SIP Business Telephones

The ability to conduct real time communication and collaboration is a critical component to an organization’s success. Telephones should offer the utmost in functionality, intuitive access to advanced telephone features and deliver maximum productivity to users all across the enterprise. eOn Communications’ eNterprise SIP Business Telephone series offers a variety of telephones which provide time saving and productivity enhancing features over IP networks.

eNterprise SIP Business Telephones leverage standards-based technologies to extend communications features of carrier class VoIP soft switch platforms to users over IP networks. These telephones access the potential of IP networks and deliver time-proven telephony applications to the desktop. Features offered include:

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

Our marketing objective is to position eOn as a proven provider of enterprise communications and contact center solutions. Our target customer base continues to be midsized businesses that are looking to deploy or replace their legacy communications systems with next generation IP telephony and multi-media contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, education/school systems, providers of outsourced contact center solutions, traditional and online retailers. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VAR.

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

We currently use IMT of Taiwan to manufacture the subcomponents of our eNterprise SIP Business Telephones. As a major manufacturer of VoIP telephone sets, we believe IMT has sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advanced technologies.

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

There are many competitors that supply software for managing the rapidly increasing volumes of web and email communications for e-commerce. These competitors’ products and services manage inbound and outbound email and web-based communications, while facilitating the delivery of specific and personalized information to each customer. They strive to enable e-businesses to enhance customer relationships, generate additional revenue opportunities, and reduce the cost of online communications. Email and Web center software competitors include eGain, Kana Software, and Live Person. We intend to compete in the web center software and services market by providing integrated voice and data communications in a contact center environment or providing a direct upgrade path from a Web center to an integrated contact center.

•	Application Solution or Hosted Solution Providers

An emerging area for competitors are firms that deliver enterprise communications and contact center functionality from a web based hosted platform. Oracle, Five9, and Packet 8 are examples of companies offering this model in the market place. Advantages typically promoted are investment flexibility with monthly or transaction based licensing, immediate access to technology upgrades, and disaster recovery options. Business issues that must be considered include IP voice quality, system and application scalability, and limitations in system management and control.

INTELLECTUAL PROPERTY

We rely on patent, trademark, copyright, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We currently have numerous patents issued in the United States related to our business.

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

“eOn,” “eQueue,” “Millennium” “eNterprise” & “WorkSpace” are trademarks of eOn.

EMPLOYEES

As of July 31, 2008, we had 43 employees. We had 16 employees in the United States, 26 employees in China and 1 employee in Canada. The mix of employees was 12 in sales and marketing, 21 in research, development, and professional services, and 10 in general and administration. On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. We also employ independent contractors and temporary employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	71	Chairman and Chief Executive Officer and Director

Stephen R. Bowling	66	Chief Financial Officer and Director

DAVID S. LEE, became the Chairman of the Board of eOn in 1991 and became President and Chief Executive Officer in November 2003. Previously Mr. Lee served as Chief Executive Officer from May 2000 through August 2001. Mr. Lee is a director of ESS Technology, Inc., a provider of semiconductor and software solutions for multimedia applications; iBasis, Inc., a telecommunications company; and Linear Technology Corporation, a semiconductor company. Mr. Lee is also a Regent of the University of California. From 1985 to 1988, Mr. Lee was President and Chairman of Data Technology Corporation, a computer peripheral company. Prior to 1985, he was Group Executive and Chairman of the Business Information Systems Group of ITT Corporation, a diversified company, and President of ITT Qume, formerly Qume Corporation, a computer systems peripherals company. In 1973, Mr. Lee co-founded Qume Corporation and was its Executive Vice President until the company was acquired by ITT Corporation in 1978. Mr. Lee received an M.S. from North Dakota State University and a B.S. and an honorary doctorate from Montana State University

STEPHEN R. BOWLING, became a director of eOn in 1993 and Chief Financial Officer in November 2003. From 1994 to 1997, he was the President of eOn and, from 1994 to 1998, he was the Chief Executive Officer of eOn. In 1993, Mr. Bowling became a director of Cortelco Systems Holding Corporation. He was the President and Chief Executive Officer of Cortelco Systems Holding Corporation from 1993 to April 2004. He was the President and Chief Executive Officer of eManage.com, an internet web site service company in 1999 and 2000. eManage.com filed for Chapter 11 bankruptcy in November 2000. Mr. Bowling received an M.B.A. from Stanford University and a B.A. from Williams College.

ITEM 2.	DESCRIPTION OF PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	11,321 sq. ft.	March 2010	Office
Beijing, Peoples Republic of China	4,171 sq. ft.	January 2009	Office
San Jose, California, USA	3,780 sq. ft.	December 2010	Office

Aggregate annual rental payments for the Company’s facilities are approximately $388,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 17, 2008, the 2007 Annual Meeting of Stockholders of eOn Communications Corporation was held to vote on the following routine items:

(1)	To elect two Class II directors to serve on the Company’s Board of Directors for a term of three years or until his/her successor is elected and qualified;

	Votes For	Votes Withheld
Robert P Dilworth	10,203,818	114,327
David S. Lee	10,187,902	130,243

(2)	To ratify the appointment of GHP Horwath, P.C. as our independent registered public accounting firm.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
10,225,390	72,865	19,890	—

Based upon the voting results, each of the above items was approved by shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock began trading on the NASDAQ Stock Market under the symbol EONC on February 4, 2000. Prior to that date, there was no public market for our common stock. The Company split its common shares in a 5 to 1 reverse split effective at market close on April 18, 2008. Stock data for all periods presented have been adjusted to reflect the reverse split. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Stock Market.

QUARTER ENDED	HIGH	LOW
July 31, 2008	$1.40	$0.66
April 30, 2008	$2.42	$1.31
January 31, 2008	$4.65	$1.70
October 31, 2007	$5.15	$3.70

July 31, 2007	$5.70	$4.10
April 30, 2007	$7.25	$4.40
January 31, 2007	$9.55	$6.55
October 31, 2006	$9.60	$5.75

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

On June 23, 2008 the Company received a NASDAQ Staff Deficiency Letter from the NASDAQ Stock Market. The letter stated that for the prior 30 consecutive business days, the closing bid price per share of the Company’s common stock had been below the $1.00 minimum per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310(c)(4). According to the Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until December 22, 2008, to regain compliance. On October 22, 2008, pursuant to the suspension of NASDAQ’s bid and market value rules, NASDAQ notified the Company that eOn has until March 26, 2009 to regain compliance.

The NASDAQ letters have no effect on the listing of the Company’s common stock at this time. If, at anytime before March 26, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for ten consecutive business days (or up to 20 consecutive business days if NASDAQ notifies the Company that the compliance period is being extended further), NASDAQ will recognize that the Company has regained compliance with the Rule, and the Company’s common stock will remain listed on the NASDAQ Stock Exchange.

Should the Company not be able to demonstrate compliance with the rule by March 26, 2009, the NASDAQ staff will determine whether eOn meets the initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, then it will be granted an additional 180 calendar days to comply. If not, eOn will be notified that its common stock will be delisted. At that time, the Company may appeal the determination to delist its common stock.

Holders

As of September 30, 2008, there were approximately 240 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,400 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2008 and 2007, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

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

On February 23, 2007, the Company’s newly formed subsidiary, eOn IP Voice, Inc. (“EIPV”) purchased certain accounts receivable, inventory and fixed asset and assumed certain liabilities of One IP Voice, Inc for $150,000 in order to enter the hosted VoIP Services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased.

In October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services. Accordingly, balances and activity have been reported as discontinued operations. During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000.

On December 11, 2007, the company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. The companies are discussing a possible restructuring of the merger agreement, but no agreement has been executed. There is no assurance that the new agreement will be reached or that the merger transaction will be closed.

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Cortelco’s management efforts are focused on improved financial results, improved customer service and support, and enhancing core technology utilization.

From 2003 until 2006, Cortelco provided management expertise to Cortelco Systems Puerto Rico, Inc. (CPROF.OB) and, as a result, CSPR has demonstrated sustained profitability starting in 2004. eOn anticipates that it will continue to utilize Cortelco’s management expertise on an outsourcing basis irrespective of whether the proposed Cortelco merger closes.

Effective April 1, 2008, the Company closed its engineering facility in India. Also on April 1, Mitch Gilstrap, COO and Vijay Sharma, CTO, left the Company.

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

Because the eQueue system is very flexible in its applications, some customers contract for professional services to tailor their system to specific requirements. Professional services are invoiced separately upon completion. eQueue customers can also elect to enter into maintenance contracts to receive software updates and free technical support. Revenue is booked quarterly for each maintenance period as provided. The VOIP phones can be deployed with either the Millennium or eQueue systems to provide lower call costs as well as flexible telecom management across multiple locations. These phones may be sold with a new system, but are often sold subsequent to the system sale.

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% – 3% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Finanical Accounting Standards No. 123R (“SFAS 123R”), Share Based Payment on August 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2008, the Company has available net operating loss (“NOL”) carry-forwards of approximately $25,000,000.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2008 and 2007:

	For the Years Ended July 31,
	2008	2007
Net revenue	100.0%	100.0%
Cost of revenue	45.1%	42.7%

Gross profit	54.9%	57.3%
Operating expenses:
Selling, general and administrative	55.7%	42.3%
Research and development	37.8%	27.0%
Other expense	4.0%	0.1%

Total operating expense	97.5%	69.4%

(Loss) from continuing operations	(42.6)%	(12.1)%
Interest income	1.7%	2.6%

(Loss) before income taxes and discontinued operations	(40.9)%	(9.5)%
Income taxes	0.0%	0.0%

(Loss) before discontinued operations	(40.9)%	(9.5)%
Discontinued operations	(8.5)%	(3.0)%
Foreign currency translation adjustment	1.5%	0.0%

Net (loss)	(47.9)%	(12.5)%

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium product line and product and maintenance and professional service revenue generated by our eQueue product line. Net revenue decreased approximately 34% to $6,994,000 for the year ended July 31, 2008 from $10,625,000 for the previous fiscal year. The decrease reflects lower eQueue revenue from products, maintenance and professional services, and lower Millennium revenue compared to the prior year. Sales of Millennium systems and eQueue systems were adversely impacted by slowdowns in key U.S. government and education markets and increased competition.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 37% to 3,839,000 for the year ended July 31, 2008 compared to $6,093,000 for the previous fiscal year. The decrease in gross profit reflects lower eQueue product, maintenance and professional service revenues. Our gross margins were 55% and 57% for fiscal years 2008 and 2007, respectively. The decrease in margin percentage reflects lower maintenance and professional services revenue, which historically have higher margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $3,893,000 for the year ended July 31, 2008, a decline of 13% from $4,491,000 in the prior fiscal year. The decrease reflects lower personnel costs, lower travel and entertainment expenses, lower bad debt expense, and lower SFAS 123R compensation expense partially offset by higher subcontract and professional fees.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on enhancements for our eQueue and Millennium product lines. Research and development expenses were $2,641,000 for the year ended July 31, 2008, which represents a decrease of approximately 8% from $2,872,000 in fiscal year 2007. The decrease primarily reflects lower personnel costs and related travel expenses. The Company closed its engineering facility in India effective April 1, 2008. The decrease in development costs has been offset by approximately $244,000 in severance expenses.

OTHER INCOME AND EXPENSE, NET

Other income and expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense, net was $283,000 in fiscal 2008 compared to $11,000 in fiscal year 2007. The increase is primarily a result of losses related to the closure of the India engineering facility, losses on disposal of assets in India, and currency exchange losses.

INTEREST INCOME, NET

Interest income was $117,000 and $272,000 in fiscal years 2008 and 2007, respectively. The decrease in fiscal year 2008 reflects a lower weighted average balance of marketable securities invested compared to the same period of the pervious year.

INCOME TAX EXPENSE

No income tax benefit from continuing operations was recorded for the years ended July 31, 2008 and 2007 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

DISCONTINUED OPERATIONS

Discontinued operations for the year ended July 31, 2008 is comprised of $604,000 of losses from eOn IP Voice, Inc. and a $13,000 gain on disposal during the third fiscal quarter of 2008. Discontinued operations for the year ended July 31, 2007 is comprised of $321,000 of losses from eOn IP Voice, Inc. beginning February 23, 2007, the date the assets were purchased, until July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had cash and cash equivalents of $1,545,000, $1,000,000 in short-term investments, and a working capital balance of $4,616,000. At July 31, 2008, our short-term investments were invested in auction rate securities. These securities were sold at par in October 2008 and now invested in liquid treasury securities.

Our operating activities resulted in net cash outflows of $2,731,000 for fiscal year 2008 compared to net cash outflows of $867,000 for fiscal year 2007. The decrease in net operating cash flow for the current fiscal year primarily reflects net loss (adjusted for non cash items) for the year, higher inventories and prepaid assets and lower accounts payable partially offset by lower accounts receivable. Net operating cash flow for fiscal year 2007 was primarily the result of net loss (adjusted for non cash items) for the year, lower accrued expenses, higher inventory and accounts receivable, partially offset by increased related party payables and lower prepaid and other assets.

Our investing activities resulted in net cash inflows of $1,776,000 for fiscal year 2008 compared to net cash inflows of $2,159,000 in fiscal year 2007. Cash provided by investing activities during fiscal year 2008 was primarily related to net sales of marketable securities and proceeds from the disposal of Spark stock, partially offset by the investment in Symbio and capital expenditures. Cash provided by investing activities during fiscal year 2007 consisted primarily of net sales of marketable securities and final payment of proceeds from the disposal of Cortelco Shanghai, partially offset by the purchase of EIPV and capital expenditures.

Our financing activities resulted in net cash inflows of $149,000 and $30,000 in fiscal years 2008 and 2007, respectively. Cash provided by financing activities during fiscal year 2008 was attributable to proceeds from the employee stock purchase plan and proceeds from a note payable. Cash provided by financing activities during fiscal year 2007 was attributable to proceeds from the employee stock purchase plan and proceeds from the exercise of options to purchase common stock under the equity incentive plan.

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

Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

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

In October 2007, the Company committed to a plan to discontinue offering EIPV Business Connect hosted products and services. Accordingly, balances and activity have been reported as discontinued operations. During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2008 resulting in an accumulated deficit of $48,517,000. During fiscal year 2008, cash and cash equivalents and short-term investments decreased from $5,656,000 to $2,545,000, largely as a result of funding operating losses during fiscal year 2008.

The Company recorded a net loss of $3,452,000 in fiscal year 2008. As of July 31, 2008, the Company had $2,545,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $263,000 was held in international bank accounts.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2008 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases (1)	$309	$183	$108	$18	$—	$—	$—
Purchase obligations (2)	196	196	—	—	—	—	—

Total	$505	$379	$108	$18	$—	$—	$—

(1)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(2)	Outstanding commitments for purchases of inventory under open purchase orders.

On April 1, 2007, the Company’s lease was amended reducing the leased square footage to 11,321 sq. ft. of office and warehouse space in Kennesaw, Georgia. The amendment extended the lease for three years and provided for rent expense of approximately $8,000 per month.

The Company leases approximately 3,780 square feet of office space in San Jose, California. This joint lease with Spark Technologies has monthly rent of approximately $3,600 and expires December 31, 2010.

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technologies, Inc. Spark designs and markets accessories for wireless telephones. Its primary product, CellstickTM, is a small device that allows users to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and had the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 (or 1,733,000 after the 1:5 reverse stock split of the Company’s stock in April 2008) shares of the Company’s Common Stock. In March 2008, after evaluating the current status of Spark and the option, the eOn Board of Directors decided to not exercise the option.

The Agreement further provided that in the event the Company does not exercise this option, the Company could require Spark or David Lee, the Company’s Chief Executive Officer and a major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. David Lee purchased the shares and paid the Company $300,000 on June 13, 2008.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

SUBSEQUENT EVENT

On September 9, 2008, eOn invested 900,000 RMB (approximately $136,000) into Symbio-East Software Park Business Process Outsourcing Joint Venture in Hangzhou, China for a 9% ownership interest in the Joint Venture. In July, the Company had received this amount as prepayment for eQueue equipment to be shipped to the joint venture and executed a note payable due January 19, 2009. We expect to ship the equipment in our second quarter, collect $136,000 as payment for the equipment and repay the note. We will record this investment at our cost basis in the equipment, approximately $15,000.

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

Downturns in the U.S. economy could adversely affect operating results.

Weakness in the U.S. economy has had a negative effect on our operating results. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure and customer turnover. Worsening economic conditions or a prolonged or recurring recession could adversely affect our operating results. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks and Aspect Software;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Grand Stream and Aastra;

•	Hosted solution providers including Packet 8, Five9, Echopass and Oracle;

•	Email management and web center software suppliers, such as eGain Communications, Kana Software, and Live Person;

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens; and

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com.

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

As of September 30, 2008, our executive officers, directors and principal stockholders and their affiliates beneficially owned 722,331 shares, or 29.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS no. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the potential impact of this FASB Staff Position on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries as of July 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income, for each of the two years in the period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

October 28, 2008

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,545	$2,256
Marketable securities	1,000	3,400
Trade accounts receivable, net of allowance of $680 and $694, respectively	932	1,781
Trade accounts receivable—related party	84	117
Inventories	2,501	2,348
Prepaid and other current assets	177	118
Current assets of discontinued operations	—	119

Total current assets	6,239	10,139
Property and equipment, net	176	298
Intangibles, net	251	334
Investments	900	300
Other non-current assets	88	—
Non-current assets of discontinued operations	—	135

Total assets	$7,654	$11,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$214	$432
Trade accounts payable—related party	126	337
Note payable	138	—
Accrued expenses and other	1,145	1,205
Current liabilities of discontinued operations	—	16

Total current liabilities	1,623	1,990
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,869,608 and 2,849,629 shares issued, respectively)	14	14
Additional paid-in capital	55,931	55,769
Treasury stock, at cost (135,380 shares)	(1,502)	(1,502)
Accumulated deficit	(48,517)	(45,065)
Accumulated other comprehensive income	105	—

Total stockholders’ equity	6,031	9,216

Total liabilities and stockholders’ equity	$7,654	$11,206

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2008	2007
REVENUE
Third party revenue	$6,646	$10,039
Related party revenue	348	586

Net revenue	6,994	10,625
COST OF REVENUE
Third party cost of revenue	2,832	4,043
Related party cost of revenue	323	489

Cost of revenue	3,155	4,532

Gross profit	3,839	6,093
OPERATING EXPENSE
Selling, general and administrative	3,893	4,491
Research and development	2,641	2,872
Other expense, net	283	11

Total operating expense	6,817	7,374

Loss from continuing operations	(2,978)	(1,281)
Interest income	117	272

Loss from continuing operations before income taxes	(2,861)	(1,009)
Income tax expense	—	—

Loss from continuing operations after income taxes	(2,861)	(1,009)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(604)	(321)
Gain on disposal of discontinued operations, net of tax of $0	13	—

Loss from discontinued operations	(591)	(321)

Net loss	$(3,452)	$(1,330)

COMPREHENSIVE LOSS
Net loss	$(3,452)	$(1,330)
Foreign currency translation adjustment	105	—

Comprehensive loss	$(3,347)	$(1,330)

Weighted average shares outstanding
Basic and diluted	2,725	2,712
Basic and diluted loss per share:
From continuing operations	$(1.05)	$(0.37)
From discontinued operations, net of tax	(0.22)	(0.12)

Basic and diluted loss per share	$(1.27)	$(0.49)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,452)	$(1,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities of discontinued operations	161	—
Gain on disposal of discontinued operations	(13)	—
Stock based compensation expense	151	312
Depreciation and amortization	223	284
Allowance for doubtful accounts	14	143
Loss (gain) on disposal of fixed assets	106	(11)
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	835	(123)
Inventories	(153)	(175)
Prepaid and other current assets	(147)	151
Trade accounts payable	(218)	(20)
Trade accounts receivable/payable—related party	(178)	175
Accrued expenses and other	(60)	(273)

Net cash used in operating activities	(2,731)	(867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(114)	(146)
Proceeds from disposal of property and equipment	—	15
Investment in Chinese joint venture	—	1
Investment in Symbio	(900)	—
Proceeds from disposal of Spark stock	300	—
Purchases of marketable securities	—	(4,775)
Sales of marketable securities	2,400	7,125
Net cash used in business acquisition	—	(150)
Proceeds from disposal of discontinued operations	90	89

Net cash provided by investing activities	1,776	2,159
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	138	—
Proceeds from employee stock purchase plan and stock option exercises	11	30

Net cash provided by financing activities	149	30

Effect of exchange rate changes on cash	95	—

Net (decrease) increase in cash and cash equivalents	(711)	1,322
Cash and cash equivalents, beginning of period	2,256	934

Cash and cash equivalents, end of period	$1,545	$2,256

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	*			*
Balance at August 1, 2006	2,826,003	$14	$55,030	(135,380)	$(1,502)	$(43,735)	$—	$9,807
Issuance of common stock under employee stock purchase plan	5,451	—	29	—	—	—	—	29
Issuance of stock for employee stock options	175	—	1	—	—	—	—	1
Issuance of common stock, options and warrants for deferred acquisition payment	18,000	—	397	—	—	—	—	397
Stock based compensation expense			312					312
Net loss	—	—	—	—	—	(1,330)	—	(1,330)

Balance at July 31, 2007	2,849,629	$14	$55,769	(135,380)	$(1,502)	$(45,065)	$—	$9,216

Issuance of common stock under employee stock purchase plan	3,879	—	11	—	—	—	—	11
Stock based compensation expense, stock grants	16,100	—	35	—	—	—	—	35
Stock based compensation expense, stock options and ESPP			116					116
Comprehensive income (loss):
Foreign currency translation adjustments							105	105
Net loss	—	—	—	—	—	(3,452)	—	(3,452)

Comprehensive loss	—	—	—	—	—		—	(3,347)

Balance at July 31, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$6,031

*	All amounts have been adjusted to reflect the reverse stock split (Note 1)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008 and 2007

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

The Company split its common shares in a 5 to 1 reverse stock split effective April 18, 2008. Stock and stock option data for all periods presented have been adjusted to reflect the reverse stock split.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco China Corporation, and eOn IP Voice, Inc. (“EIPV”) formed on February 23, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. At July 31, 2008 there was approximately $263,000 held in foreign bank accounts.

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

Years Ended July 31, 2008 and 2007

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

(g)	Intangible Assets

Intangibles represent process technology acquired from Aelix Systems Inc. (Aelix). In accordance with Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” management of the Company evaluates the carrying value of intangibles annually or when a possible impairment is indicated. Originally, this amount was recorded as goodwill. During our evaluation for impairment at July 31, 2007, we concluded that the goodwill originally recorded was instead process technology and had a finite life of approximately five years. Accordingly, the balance in goodwill was reclassified to intangible asset at July 31, 2007. The company recorded amortization of $84,000 in each of the last two fiscal years, and expects to record approximately $84,000 of amortization in each of the next three years.

(h)	Stock Compensation Plans

Effective August 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), Share Based Payments, using the modified prospective method. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For share-based payments to non-employees, the Company also considers the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3, Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax and consolidated statements of cash flows presentation of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

(i)	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2% – 3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

(j)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when management is unable to conclude that it is more likely than not that the asset will be realized.

On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”). Based on management’s evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company’s opening equity, current operations or cash flows, or its net operating loss carryforwards and related deferred tax valuation allowance as a result of implementing FIN 48. The Company will recognize any tax-related interest and penalties as a component of income tax expense.

(k)	Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VoIP Telephones	Individual sale

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

The VoIP telephones can be deployed with either the Millennium or the eQueue systems to provide lower call costs as well as flexible telecom management across multiple locations. These phones may be sold with a new system, but are often sold subsequent to the system sale.

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

The Company follows SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Basic weighted average shares outstanding were 2,725,280 and 2,711,659, for the years ended July 31, 2008 and 2007, respectively. During fiscal years ended July 31 2008 and 2007, potentially dilutive shares were excluded from the computation of diluted loss per share because the Company has a net loss from operations for the periods and their effect would have been anti-dilutive.

(m)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, marketable securities, accounts receivable, accounts payable, and note payable approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable and related party accounts payable are not practical to estimate based upon the related party nature of the underlying transactions.

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

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the fiscal year ended July 31, 2008, comprehensive income consists of foreign currency translation adjustments. The functional currency of the Company’s China operations is the Renminbi Yuan. The financial statements of the operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of shareholders equity. Foreign currency transaction gains and losses are included in determining net (loss) income.

(p)	Research and Development Costs

The Company allocates expenses to Research and Development costs based on headcount that is dedicated to Research and Development activities.

(q)	Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2008 and 2007 were not significant.

(r)	Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any the adoption of SFAS 157 will have on its consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS no. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the potential impact of this FASB Staff Position on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

3.	eOn IP Voice, Inc.

On February 23, 2007, the Company’s newly formed subsidiary, EIPV purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. The results of EIPV are included in the Company’s consolidated financial statements beginning February 23, 2007, the date the assets were purchased. The Company accounted for the purchase in accordance with SFAS No. 141, “Business Combinations.” A summary of the net assets acquired as of February 23, 2007 is as follows (in thousands):

Current assets acquired	$114
Property and equipment acquired	153
Current liabilities assumed	(117)

Net assets acquired	$150

During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. EIPV assets and liability balances are included in assets and liabilities of discontinued operations as of July 31, 2007 and EIPV activities for the twelve months ended July 31, 2008 are as follows:

As of July 31, 2007
Accounts receivable, net	$50
Inventories	34
Prepaid and other assets	35
Property and equipment, net	135

Accounts payable	1
Accrued and other expenses	15

Net assets of discontinued operations	$238

Year Ended July 31, 2008
Revenue	$43
Cost of revenue	120
Impaired user licenses	28
Inventory obsolescence	39

Gross profit	(144)
General and administrative expense	348
Impaired property and equipment	57
Allowance for bad debts	55

Loss from discontinued operations	(604)
Gain on disposal	13

Loss from discontinued operations	$(591)

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

4.	Aelix Systems

During the quarter ended April 30, 2005, the Company completed its purchase of Aelix Systems Inc. (“Aelix”), for 10,000 shares of eOn common stock valued at $14,100. Aelix was a Bangalore, India based developer of telecommunications systems and applications which utilize internet protocol (“IP”) technology.

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

Effective April 1, 2008, the Company closed its engineering facility in India.

5.	Concentrations of Credit Risk, Major Customers, Major Suppliers and Geographic Information

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

During fiscal years 2008 and 2007, the Company recognized revenue from the federal government of $1,386,938, or 20% of total revenue and $2,542,000, or 24% of total revenue, respectively. As of July 31, 2008 and 2007, the Company had receivables from the federal government of $223,000 and $609,000, respectively.

The Company purchases approximately 76% of its Millennium phones, systems and system cards from one contract manufacturer. Although the Company utilizes another contract manufacturer, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal years 2008 and 2007, purchases from this vendor totaled approximately $972,071 and $1,181,000, respectively. As of July 31, 2008 and 2007, the balances payable to this contract manufacturer were $90,000 and $143,000, respectively.

During fiscal year 2008, the Company had revenue in the Peoples Republic of China (“PRC”) of $776,000 or 11.1% of total revenue. During fiscal year 2007, revenue in the PRC was $1,125,000 or 10.6% of total revenue.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

6.	Marketable Securities

Marketable securities consist of the following as of July 31, 2008 and 2007 (in thousands):

	2008		2007
	Cost	Market Value	Cost	Market Value
Municipal bonds	$1,000	$1,000	$3,400	$3,400

Total	$1,000	$1,000	$3,400	$3,400

The municipal bond investments are comprised solely of taxable auction-rate securities (“ARS”) with stated maturities ranging from 24-40 years, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28, or 35 days. These securities were rated AAA and are collateralized by student loans guaranteed by the U.S. Department of Education; they have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period.

At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these securities. Management determined that the estimated market value of the Company’s ARS at April 30, 2008 was $925,000, which reflected an approximate temporary impairment of $75,000 to the carrying value of $1,000,000.

In October 2008, the Company received $1,000,000 in cash as full payment for the ARS at par value. During the fourth quarter, the temporary impairment of $75,000 was reversed.

7.	Inventories

Inventories consist of the following as of July 31, 2008 and 2007 (in thousands):

	2008	2007
Raw materials and purchased components	$961	$997
Finished goods	2,759	2,428

Total	3,720	3,425
Inventory obsolescence reserve	(1,219)	(1,077)

Inventory	$2,501	$2,348

8.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2008 and 2007 (in thousands):

	2008	2007
Refundable facility deposits	$57	$41
Prepaid expenses	103	72
Other	17	5

Total	$177	$118

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

9.	Property and Equipment

Property and equipment consist of the following as of July 31, 2008 and 2007 (in thousands):

	2008	2007
Leasehold improvements	$350	$384
Equipment	1,572	1,578
Furniture and fixtures	375	370

Total	2,297	2,332
Less: accumulated depreciation	(2,121)	(2,034)

Property and equipment, net	$176	$298

10.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2008 and 2007 (in thousands):

	2008	2007
Employee compensation	$288	$88
Vacation	38	52
Deferred income	338	524
Warranty reserve	82	133
Professional fees	207	187
Other	192	221

Total	$1,145	$1,205

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2008 and 2007, the Company’s product warranty liability recorded in other accrued liabilities was $82,000 and $133,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal years 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of period	$133	$150
Accruals for warranty liability	(4)	77
Warranty expense	(47)	(94)

Balance at end of period	$82	$133

11.	Note Payable

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company, an unrelated third party, in exchange for RMB 945,000, or approximately $138,000 U.S. dollars. The note payable is non-interest bearing and is due January 19, 2009. See Note 17.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

12.	Income Taxes

No income tax benefit from continuing operations was recorded for the year ended July 31, 2008 and 2007 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

No provision has been made for income taxes which may become payable upon distribution of foreign subsidiary’s earnings since management considers essentially all of these earnings to be permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation between the income tax (benefit) expense recognized in the Company’s consolidated statements of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to loss before income taxes for fiscal years 2008 and 2007 is as follows (in thousands):

	2008	2007
Income tax benefit at federal statutory rate (35%)	$(1,208)	$(465)
State income taxes, net of federal benefit	(207)	(81)
Change in valuation allowance	1,274	971
Other, net	141	(425)

Total income tax (benefit) expense	$—	$—

The deferred tax effects of the Company’s principal temporary differences at July 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Allowance for doubtful receivables	$273	$293
Inventories	519	481
Basis difference in property and equipment	(11)	(5)
Accrued warranty costs	31	52
Accrued expenses and other	62	29
Deferred revenue	131	177
Net operating loss carryforwards	9,357	8,061
Valuation allowance	(10,362)	(9,088)

Total deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2008 and 2007.

At July 31, 2008, the Company has federal and state net operating loss carry-forwards of approximately $25,000,000 which expire on various dates through 2027.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

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

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2008 and 2007. The board of directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the board of directors authorized up to an aggregate of 400,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. During fiscal years 2008, 16,100 fully vested shares of stock were granted to twenty-two non executive employees at no cost to the employee and, on the grant date, had a fair market value of approximately $35,000. During 2007, 10,000 fully vested options were issued under this plan with an exercise price of $0.00 per share.

During fiscal year 2001, the board of directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. During fiscal year 2008, no options were issued under this plan, and during fiscal year 2007, 1,000 options were issued under this plan with an exercise price of $7.30 per share.

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2008 and 2007, employees purchased 3,879 and 5,451 shares of common stock respectively, under this plan. During September 2008, employees purchased 1,280 shares under this plan.

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

Years Ended July 31, 2008 and 2007

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

The assumptions used to value option grants and the Employee Stock Purchase Plan for the years ended July 31, 2008 and 2007 are as follows:

	2008	2007
Volatility	107%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	1.83%	4.43% – 4.86%

Total stock-based compensation recognized for the year ended July 31, 2008, related to stock options vested, stock grants and ESPP shares issued during the year, is as follows (in thousands):

Income Statement Classification	Option Grants	Stock Grants	ESPP	Total
Selling, general and administrative	$98	$8	$2	$108
Research and development	12	27	4	43

Total	$110	$35	$6	$151

As of July 31, 2008, the Company has total unrecognized compensation costs of $22,000 related to unvested stock options outstanding under the Plans. These costs are expected to be recognized over a weighted average period of 1.1 years ending during fiscal year 2010.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

General Stock Option Information

Activity in the Company’s stock option plans during fiscal years 2008 and 2007 is as follows:

	2008
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	87,332	330,728	$15.63
Granted	(16,100)	—	—
Exercised	—	—	—
Cancelled	120,632	(120,632)	12.72

End of year	191,864	210,096	$17.30

	2007
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	89,383	328,852	$15.85
Granted	(11,000)	11,000	4.95
Exercised	—	(175)	5.00
Cancelled	8,949	(8,949)	10.95

End of year	87,332	330,728	$15.63

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2008 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2008	Weighted Average Exercise Price

$ 0.00 – $ 25.00	170,669	5.4 years	$10.69	166,434	$10.80
$25.01 – $ 50.00	27,907	.6 years	40.86	27,907	40.86
$50.01 – $ 75.00	10,920	1.1 years	54.64	10,920	54.64
$75.01 – $125.00	600	1.6 years	121.25	600	121.25

	210,096	4.6 years	$17.30	205,861	$17.53

Activity in the Company’s nonvested options during fiscal year 2008 is as follows:

	Nonvested Shares	Weighted Average Exercise Price
Beginning Balance	32,049	$16.35
Options vested	(13,143)	$8.45
Options cancelled	(14,671)	$10.57

Ending Balance	4,235	$6.23

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2008 was $0. The aggregate intrinsic value of the 13,143 options which vested during the year ended July 31, 2008 was $0.

14.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc., formerly Cortelco International, Inc., (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. In addition, on March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred under this agreement in the fiscal year ended July 31, 2008 were approximately $192,000 and approximately $26,000 is included in the accounts payable balance at July 31, 2008.

David Lee, the Company’s Chief Executive Officer is a significant shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the each of the fiscal years ended July 31 (in thousands):

	2008	2007
Payable to CI
Balance at beginning of period	$300	$71
eNterprise product line purchases from CI	98	1,264
Existing products and services provided by CI	1,011	673
Payments to CI	(1,283)	(1,708)

Balance at end of period	$126	$300

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until July 31, 2002, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2008	2007
Receivable from CSPR
Balance at beginning of period	$9	$—
Purchases from CSPR	7	9
Payments to CSPR	(16)	—

Balance at end of period	$—	$9

Spark Technologies, Inc.

Aelix and eOn China performed engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and major shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark was charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. On April 1, 2008, an outsourcing services transfer agreement was entered into and eOn transferred all of its rights and obligations under the professional services agreement with Spark to Symbio Investment Corporation. eOn holds an equity interest in Symbio. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2008	2007
Receivable from Spark
Balance at beginning of period	$108	$27
Engineering development and costs	370	759
Payments received from Spark	(344)	(678)
Payables offset against accounts receivable	(134)	—

Balance at end of period	$—	$108

	2008	2007
Payable to Spark
Balance at beginning of period	$37	$1
Deposit received from Spark	—	71
Operating costs billed to eOn	97	—
Payments to Spark		(35)
Balance offset against receivable from Spark	(134)	—

Balance at end of period	$—	$37

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represents unamortized leasehold costs as of January 2008 and a facility lease deposit, offset by lost Aelix profits and rent through January 2008.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

At the time of the second investment in Symbio for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring January 1, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2011, the Company has agreed to pay David lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected chairman.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

Symbio currently shares office space and personnel with eOn in China and is billed for expenses attributable to Symbio’s business. The following represent related party transactions for the fiscal year ended July 31, 2008 (in thousands):

Receivable from Symbio
Balance at beginning of period	$—
Billings & Accruals for operating expenses	128
Payments received from Symbio	(44)

Balance at end of period	$84

15.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During fiscal years 2008 and 2007, contributions made by the Company totaled $35,000 and $57,000, respectively.

16.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments totaling $309,000 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

July 31,
2009	$183
2010	$108
2011	$18

Total	$309

Rent expense for operating leases for the years ended July 31, 2008 and 2007 totaled $388,000 and $404,000, respectively.

On March 18, 2007, the Company’s lease for 40,000 sq. ft. of office and warehouse space in Kennesaw, Georgia expired. Effective April 1, 2007, the lease on the existing facility was amended to extend the lease for three years and reduce the leased square footage to 11,321 sq. ft., and provided for rent expense of approximately $8,000 per month.

The Company entered into leases for approximately 4,171 sq. ft. of office space in Beijing China. The lease terms are 32 months ending January 6, 2009. The monthly rent expense is approximately $7,000.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shares a portion of the premises consisting of 687 square meters or 75% of the premises thru November 30, 2009. The monthly rent for this space is approximately $11,000. Effective May 1, 2008, Symbio became responsible for the majority of the rent and facility costs. Sylantro notified eOn of its intent to terminate the Agreement on September 15, 2008 and terminated the lease as of October 28, 2008. On October 27, 2008, a new lease was signed for 289.5 square meters of office space in Shanghai. The new lease has a term of six months with monthly rent of approximately $6,000. Rentals under the Agreement and the October 27th lease are not included in the 2009 commitments in the operating lease schedule above.

The Company leases approximately 3,780 square feet of office space in San Jose, California. This joint lease with Spark Technologies has monthly rent of approximately $3,600 and expires December 31, 2010.

(b)	Commitments

At July 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of $196,000.

(c)	Spark Purchase Option

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary product, CellStik™, is a small memory device that allows the user to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and had the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 (or 1,733,000 after the effect of the Company’s 1:5 reverse stock split) shares of the Company’s common stock. In March 2008, after evaluating the current status of Spark and the option, the eOn Board of Directors decided to not exercise the option.

The Agreement further provided that in the event the Company did not exercise this option, the Company could require Spark or David Lee, the Company’s Chief Executive Officer and major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. David Lee purchased the shares and paid the Company $300,000 on June 13, 2008.

(d)	Cortelco Acquisition

On December 11, 2007, the Company executed a definitive Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in stock and cash. Cortelco is a privately held company that designs and sells telephones in the US and Latin America. David Lee, the Company’s Chief Executive Officer is the controlling shareholder of Cortelco.

The companies are discussing a possible restructuring of the merger agreement, but no revised agreement has been executed. There is no assurance that a new agreement will be reached or that the merger transaction will be closed.

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S operations of eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2008 and 2007

(e)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

17.	Subsequent Event

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

On September 9, 2008, eOn invested RMB900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009 (Note 11).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under Securities Exchange Act of 1934, as amended (the Exchange Act).

As of July 31, 2008, management, with the assistance of a professional accounting firm (not our auditors), assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2008 is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

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

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION	DESIGNATED CLASS	TERM EXPIRATION
David S. Lee	71	Chairman and Chief Executive Officer and Director	CLASS II	2010

Stephen R. Bowling	66	Chief Financial Officer and Director	CLASS III	2009

Robert P. Dilworth	66	Director	CLASS II	2010

Frederick W. Gibbs	76	Director	CLASS III	2009

W. Frank King	68	Director	CLASS I	2008

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

ROBERT P. DILWORTH, became a director of eOn in 1998. He served on the board of Metricom Inc., a wireless data communications company, and was its President from 1987 to 1997, its Chief Executive Officer from 1987 to 1998, and its Chairman from 1997 to 2000. He is a director of Amber Systems, a wireless site provider and Amphbus, Inc., a semiconductor design company. Mr. Dilworth is currently Chairman and CEO of GraphOn Corporation, a computer software company. Mr. Dilworth received a B.S. from Los Angeles State University.

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

W. FRANK KING, became a director of eOn in 1998. Mr. King is also a director of iBasis, Inc., a telecommunications company; Aleri Inc., a software company; and NMS Communications, a telecommunications company. Dr. King earned a Ph.D. from Princeton University, an M.S. from Stanford University and a B.S. from the University of Florida.

Board of Directors and Committee Meetings

During fiscal year 2008, 6 meetings of the Board of Directors were held. Each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served during the year. The Board of Directors does have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, the members of which are appointed by the Board of Directors. The Board of Directors established an Independent Committee of the Board of Directors, which met 5 times during fiscal year 2008.

Audit Committee

The Audit Committee consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The Audit Committee makes recommendations to the Board regarding the selection of independent auditors, reviews the scope and results of the audit engagement, approves the fees for the auditors, reviews and evaluates eOn’s internal control functions, and reviews all potential conflict of interest situations. See “Item 12. Certain Relationships and Related Party Transactions.” The Audit Committee has adopted a written charter in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Dilworth is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Dilworth and each of the other members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The Audit Committee met 3 times during fiscal year 2008.

Compensation Committee

The Compensation Committee consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The Compensation Committee reviews, determines, and establishes the salaries, bonuses and other compensation of the Company’s executive officers and administers the Company’s Equity Incentive Plans in which executive officers and other key employees participate. The Compensation Committee met 2 times during fiscal year 2008.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “CGN Committee”) consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The CGN Committee has the responsibility for matters relating to the organization and membership of the board of directors and for issues relating to the Company’s corporate governance. The CGN Committee did not meet during fiscal year 2008.

The CGN Committee does not have a separate charter. The Board of Directors will consider all potential candidates for nomination by the Board of Directors for election as directors who are recommended by the Company’s stockholders, directors, officers and employees. All director recommendations must be made in accordance with the provisions of Section 5(b) of our bylaws. All director recommendations should be sent to the

CGN Committee, c/o Corporate Secretary. The CGN Committee will screen all potential director candidates in the same manner, regardless of the source of the recommendation. The CGN Committee’s review typically will be based on the written materials provided with respect to a potential director candidate. The CGN Committee will evaluate and determine whether a potential candidate meets our minimum qualifications and specific qualities and skills for directors and whether requesting additional information or an interview is appropriate.

The Board of Directors has adopted the following series of minimum qualifications and specific qualities and skills for our directors, which will serve a the basis upon which potential director candidates are evaluated by the CGN Committee:

•	Directors should possess the highest personal and professional ethics, integrity and values.

•	Directors should have expertise and experience at policy-making levels in areas that are relevant to our business.

•	Directors should have, or demonstrate an ability and willingness to acquire in short order, a clear understanding of the fundamental aspects of our business.

•	Directors should be committed to representing the long-term interests of our stockholders.

•

Directors should be willing to devote sufficient time to carry out their duties and responsibilities effectively and should be committed to serving on the Board of Directors for an extended period of time.

•	Directors should offer their resignation in the event of any significant change in their personal circumstances, including a change in their principal job responsibilities.

Compensation of Directors

Salaried officers of the Company or its subsidiaries do not receive additional compensation for serving as members of the Board of Directors. No additional compensation is paid if a full-time officer serves on any committee of the Board of Directors.

Annual cash payments of $15,000 are paid to each non-employee serving as a member of the Board of Directors. Directors are also entitled to reimbursement of expenses incurred to attend meetings. Non-employees serving as members of the Board of Directors are eligible to receive stock option grants under eOn’s 1999 Equity Incentive Plan (the “1999 Plan”), which was adopted by the Board of Directors and approved by a majority of stockholders in April 1999. As of September 30, 2008, there were three non-employee directors eligible to participate in the 1999 Plan: Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. During fiscal year 2008, there were no options to purchase common stock issued to non-employee directors.

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

Stockholder Communications

Stockholders may communicate with the Board of Directors or any individual director regarding any matter relating to the Company that is within the responsibilities of the Board of Directors. Stockholders, when acting solely in such capacity, should send their communications to the Board of Directors or an individual director c/o Corporate Secretary, 185 Martinvale Lane, San Jose, California 95119. The Corporate Secretary will discuss with the chairman of the Board or the individual director whether the subject matter of a stockholder communication is within the responsibilities of the Board of Directors. The Corporate Secretary will forward a stockholder communication to the Chairman of the Board or individual director if such person determines that the communication meets this standard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers and the beneficial owners of more than 10% of the outstanding shares of the Company’s common stock (the “Reporting Persons”) file initial reports of, and subsequent reports of changes in, beneficial ownership of the common stock with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports filed with the SEC. Based solely on the Company’s review of the copies of such reports and written representations from certain Reporting Persons furnished to the Company, the Company believes that the Reporting Persons complied with all applicable Section 16(a) filing requirements during fiscal 2008.

The Company has adopted a Code of Ethics that applies to all employees. We intend to satisfy the disclosure requirement under Item 9 of Form 10-KSB regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website—investor.eoncc.com.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned for the fiscal years ended July 31, 2008, 2007, and 2006, by the Company’s Chief Executive Officer, and by executive officers who earned more than $100,000 in salary and bonus during fiscal 2008 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year			Long-Term Compensation Awards	All Other Compensation ($)
		Annual Compensation		Securities Underlying Options
		Salary	Bonus
David S. Lee (1)	2008	$157,500	$—	—
President; Chief Executive Officer	2007	$95,192	$—	—	$1,640	(2)
	2006	$—	$10,000	50,000	$—

Stephen R. Bowling (3)	2008	$213,431	$—	—	$2,944	(4)
Chief Financial Officer; Secretary	2007	$225,000	$—	—	$4,125	(5)
	2006	$225,000	$10,000	50,000	$3,386	(6)

Mitch C. Gilstrap (7)	2008	$91,903	$—	—	$1,719	(8)
Vice President; Chief Operating Officer	2007	$135,000	$—	—	$2,153	(9)
	2006	$135,000	$28,305	34,000	$2,165	(10)

Vijay Sharma (11)	2008	$196,923	$—	—	$2,419	(12)
Chief Technology Officer	2007	$200,000	$—	—	$2,413	(13)
	2006	$—	$—	—	$—

Troy E. Lynch (14)	2008	$—	$—	—	$—
President eOn Asia	2007	$—	$—	—	$—
	2006	$32,365	$112,500	—	$—

(1)	On January 1, 2007, the Company began paying an annual salary of $165,000. On June 16, 2008, Mr. Lee’s salary was reduced to $100,000.
(2)	Consists of $1,640 of term insurance premiums paid by the Company.
(3)	On April 1, 2005, the Company increased annual compensation from $140,000 to $225,000. On June 16, 2008, Mr. Bowling’s salary was reduced to $125,000.
(4)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $944 of term insurance premiums paid by the Company.

(5)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $2,125 of term insurance premiums paid by the Company.
(6)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $1,386 of term life insurance premiums paid by the Company.
(7)	Mr. Gilstrap served as Vice President and Chief Operating Officer until April 1, 2008.
(8)	Consists of $923 in matching contributions to the Company’s 401(k) plan, $796 in term life insurance premiums paid by the Company.
(9)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $153 of term life insurance premiums paid by the Company.
(10)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $165 of term life insurance premiums paid by the Company.
(11)	Appointed Chief Technology Officer of the Company on October 23, 2006 and served until March 31, 2008.
(12)	Consists of $1,908 in matching contributions to the Company’s 401(k) plan and $511 of term life insurance premiums paid by the Company.
(13)	Consists of $2,000 in matching contributions to the Company’s 401(k) plan and $413 of term life insurance premiums paid by the Company.
(14)	Acted as President and Chief Executive Officer during fiscal year 2002, 2003 and from August 1, 2003 thru November 7, 2003.

Stock Option Grants In Fiscal Year 2008

During fiscal year 2008, no options to purchase shares of the Company’s common stock were issued to directors or executive officers.

Aggregated Option Exercises in Fiscal 2008 and Fiscal Year-End Option Values

The following table sets forth, for the named executive officers, the shares acquired and the value realized on each exercise of stock options during the year ended July 31, 2008, and the number and value of securities underlying unexercised options held by the named executive officers at July 31, 2008. Options generally vest at either a rate of (1) 12.5% six months after the grant date and equal monthly installments thereafter over a 42 month period, or (2) 25% one year after the grant date and equal monthly installments thereafter over a three year period. These options have a term of 10 years. The value of unexercised in-the-money options have been calculated using the closing price of the Company’s Common Stock on July 31, 2008 of $0.70.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
David S. Lee	—	—	33,333	—	$—	$—

Stephen R. Bowling	—	—	20,499	—	$—	$—

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of September 30, 2008. The table shows ownership by:

•	Each person or entity known to us to beneficially own five percent (5%) or more of the shares of our outstanding stock;

•	Each of our directors;

•	Each of our Named Executive Officers;

•	Each nominee for director, if such person is not currently a director or executive officer; and

•	All of our directors, executive officers, and director nominees as a group.

This information is based on information received from or on behalf of the named individuals. The column entitled “Options” consists of shares of common stock subject to options exercisable or currently exercisable within 60 days of September 30, 2008, which are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options. As of September 30, 2008, eOn had 2,735,508 shares outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is: c/o eOn Communications Corporation, 185 Martinvale Lane, San Jose, California 95119. Except as otherwise indicated in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Principal Position	Number of Shares Beneficially Owned		Options	Percent of Class
David S. Lee	President and Chairman of the Board	713,781	(1)	33,333	26.13%

Stephen R. Bowling	Chief Financial Officer, Secretary and Director	6,550	(2)	20,499	*

Robert P. Dilworth	Director	—		24,406	*

Frederick W. Gibbs	Director	—		18,000	*

W. Frank King	Director	2,000		28,006	*

All Directors and executive officers as a group (6 persons)		722,331		124,244	29.60%

*	Less than one percent.

(1)	Consists of 632,586 shares held directly by David S. Lee, 45,998 shares held by the Lee Family Trust, 35,197 shares held by Cortelco Systems Puerto Rico, and 33,333 options exercisable within 60 days of September 30, 2008.

(2)	Consists of 6,550 shares held directly and 20,499 options exercisable within 60 days of September 30, 2008.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of July 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under plan
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	15,690	$25.77	—
1999 Equity Incentive Plan	169,593	$18.15	129,963
1999 Employee Stock Purchase Plan	1,280	$0.98	70,930
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	24,813	$6.12	67,997

TOTAL	211,376	$17.20	268,890

The 2001 Equity Incentive Plan contains provisions similar to the 1999 Equity Incentive Plan, with the notable exception that grants to officers and directors are prohibited.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc., (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“CSHC”) and a supplier of Millenium and eQueue peripheral hardware. In addition, on March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco will provide management for all U.S operations of eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred under this agreement in the fiscal year ended July 31, 2008 were approximately $192,000 and approximately $26,000 is included in the accounts payable balance at July 31, 2008.

David Lee, the Company’s Chief Executive Officer is a significant shareholder of CSHC. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for each of the fiscal years ending July 31 (in thousands):

	2008	2007
Payable to CI
Balance at beginning of period	$300	$71
eNterprise product line purchases from CI	98	1,264
Existing products and services provided by CI	1,011	673
Payments to CI	(1,283)	(1,708)

Balance at end of period	$126	$300

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until July 31, 2002, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for each of the fiscal years ending July 31 (in thousands):

	2008	2007
Receivable from CSPR
Balance at beginning of period	$9	$—
Purchases from CSPR	7	9
Payments to CSPR	(16)	—

Balance at end of period	$—	$9

Spark Technologies, Inc.

Aelix and eOn China performed engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chief Executive Officer and major shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark was charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. On April 1, 2008, an outsourcing services transfer agreement was entered into and eOn transferred all its rights and obligations under the professional services agreement with Spark to Symbio Investment Corporation. eOn holds an equity interest in Symbio. The following represent related party transactions for each of the fiscal years ending July 31 (in thousands):

	2008	2007
Receivable from Spark
Balance at beginning of period	$108	$27
Engineering development and costs	370	759
Payments received from Spark	(344)	(678)
Payables offset against accounts receivable	(134)	—

Balance at end of period	$—	$108

	2008	2007
Payable to Spark
Balance at beginning of period	$37	$1
Deposit received from Spark	—	71
Operating costs billed to eOn	97	—
Payments to Spark		(35)
Balance offset against receivable from Spark	(134)	—

Balance at end of period	$—	$37

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represents unamortized leasehold costs as of January 2008 and a facility lease deposit, offset by lost Aelix profits through October 2007 and rent through January 2008.

On March 31, 2006, the Company entered into an Acquisition Option Agreement (“the Agreement”) with Spark Technology Corporation. Spark designs and markets accessories for wireless telephones. Its primary product, CellStik™, is a small memory device that allows the user to backup, enter, edit and transfer their cell phone contacts. Under the terms of the Agreement, the Company converted notes receivable of $300,000 to 300,000 shares or 3% of Spark Common Stock and had the option to purchase all remaining outstanding Spark Common Stock, including options, by issuing 8,665,000 (or 1,733,000 after the effect of the Company’s 1:5 reverse stock split) shares of the Company’s common stock. In March 2008, after evaluating the current status of Spark and the option, the eOn Board of Directors decided to not exercise the option.

The Agreement further provided that in the event the Company did not exercise this option, the Company could require Spark or David Lee, the Company’s Chief Executive Officer and major shareholder, to repurchase the Company’s Spark shares for $300,000 within 60 days. David Lee purchased the shares and paid the Company $300,000 on June 13, 2008.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively, shares or approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as the preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

At the time of the second investment in Symbio for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring January 1, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per price share of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2011, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected chairman.

Symbio currently shares office space and personnel with eOn in China and is billed for expenses attributable to Symbio’s business. The following represents related party transactions for the fiscal year ended July 31, 2008 (in thousands):

2008
Receivable from Symbio
Balance at beginning of period	$—
Billings & Accruals for operating expenses	128
Payments received from Symbio	(44)

Balance at end of period	$84

ITEM 13.	EXHIBITS

(A)	(1) Financial Statements

The following information appears in Item 7 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended July 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

(B)	Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit Fees represent aggregate fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q/10-QSB. The aggregate fees billed for professional services rendered for the audit and review of the Company’s annual financial statements was approximately $118,000 for each of the years ended July 31, 2008 and 2007.

Audit Related Fees

Audit Related Fees represent aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not included under the caption “Audit Fees” above. There were no audit related fees billed by GHP Horwath, P.C. for fiscal years ended 2008 or 2007.

Tax Fees

Tax Fees represent aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. There were no tax fees billed by GHP Horwath, P.C. for fiscal years ended 2008 or 2007.

All Other Fees

All Other Fees represent aggregate fees billed for all other products and services provided by the principal accountant not otherwise disclosed above. There were no other fees from GHP Horwath, P.C. for services rendered to the Company, other than for services described above, for the years ended July 31, 2008 or 2007.

The audit committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. Under this policy, any audit or non-audit service performed by the independent auditor must receive either specific or general pre-approval by the audit committee. Specific pre-approval is the action whereby the audit committee explicitly pre-approves the engagement of the independent auditor to perform specific audit or non-audit services. General pre-approval entails the pre-approval of the engagement of the independent auditor to perform services pursuant to pre-approval policies and procedures established by the audit committee that are detailed as to the specific types of services so pre-approved. Any service performed by the independent auditor that exceeds its pre-approved fee level must receive specific pre-approval by the audit committee. All of the services provided by GHP Horwath, P.C. during fiscal years 2008 and 2007 were approved by the audit committee pursuant to this policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 30, 2008	By	/s/ STEPHEN R. BOWLING
Stephen R. Bowling, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID S. LEE David S. Lee	President, Chief Executive Officer and Chairman (Principal Executive Officer)	October 30, 2008

/S/ STEPHEN R. BOWLING Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	October 30, 2008

/S/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 30, 2008

/S/ W. FRANK KING W. Frank King	Director	October 30, 2008

/S/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 30, 2008

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