Form 10-Q
period 2008-10-31
EON COMMUNICATIONS CORP
filed 2008-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

185 Martinvale Lane
San Jose, CA	95119
(Address of principal executive offices)	(Zip code)

(408) 694-9500

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

2,735,508 shares of common stock, $0.005 par value, were outstanding as of November 30, 2008.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	October 31, 2008	July 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,434	$1,545
Marketable securities	1,000	1,000
Trade accounts receivable, net of allowance of $731 and $680, respectively	1,145	932
Trade accounts receivable - related party	73	84
Inventories	2,257	2,501
Prepaid and other current assets	65	177

Total current assets	5,974	6,239
Property and equipment, net	135	176
Intangibles, net	230	251
Investments	1,146	900
Non-current assets	110	88

Total assets	$7,595	$7,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$237	$214
Trade accounts payable - related party	174	126
Notes payable	196	138
Accrued expenses and other	1,035	1,145

Total current liabilities	1,642	1,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,870,888 and 2,869,608 shares issued, respectively)	14	14
Additional paid-in capital	55,988	55,931
Treasury stock, at cost (135,380 shares)	(1,502)	(1,502)
Accumulated deficit	(48,651)	(48,517)
Accumulated other comprehensive income	104	105

Total stockholders’ equity	5,953	6,031

Total liabilities and stockholders’ equity	$7,595	$7,654

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2008	2007
REVENUE
Third party revenue	$1,784	$2,268
Related party revenue	—	128

Net revenue	1,784	2,396

COST OF REVENUE
Third party cost of revenue	813	892
Related party cost of revenue	—	120

Cost of revenue	813	1,012

Gross profit	971	1,384

OPERATING EXPENSE
Selling, general and administrative	767	1,040
Research and development	305	757
Other expense	44	26

Total operating expense	1,116	1,823

Loss from continuing operations	(145)	(439)

Interest income	11	46

Loss from continuing operations before income taxes	(134)	(393)

Income tax expense	—	—

Loss from continuing operations after income taxes	(134)	(393)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(518)

Loss from discontinued operations	—	(518)

Net loss	$(134)	$(911)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(134)	$(911)
Foreign currency translation adjustment	(1)	38

Comprehensive loss	$(135)	$(873)

Weighted average shares outstanding
Basic and diluted	2,735	2,716

Basic and diluted loss per share:
From continuing operations	$(0.05)	$(0.14)
From discontinued operations, net of tax	—	(0.19)

Basic and diluted loss per share	$(0.05)	$(0.33)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134)	$(911)
Change in operating assets and liabilities of discontinued operations	0	180
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6	41
Depreciation and amortization	44	57
Provision for allowance for doubtful accounts	51	(10)
Loss on disposal of property and equipment	22	8
Changes in net assets and liabilities
Trade accounts receivable	(264)	525
Inventories	244	(213)
Prepaid and other assets	90	(73)
Trade accounts payable	23	52
Trade accounts receivable/payable - related party	59	(176)
Accrued expenses and other	(110)	55

Net cash used in operating activities	31	(465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(93)
Investments	(196)	(900)
Purchases of marketable securities	(1,000)	—
Disposal of marketable securities	1,000	750

Net cash provided by (used in) investing activities	(200)	(243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	58	—
Proceeds from employee stock purchase plan and stock option exercises	1	10

Net cash provided by financing activities	59	10

Effect of exchange rate changes on cash	(1)	38

Net decrease in cash and cash equivalents	(111)	(660)
Cash and cash equivalents, beginning of period	1,545	2,256

Cash and cash equivalents, end of period	$1,434	$1,596

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2008 and 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2008 and for all periods presented.

The Company split its common shares in a 5 to 1 reverse split effective at market close on April 18, 2008. Stock and stock option data have been adjusted for presentation to reflect the reverse split.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation and eOn Communications (Beijing) Corporation Limited (“eOn China”), Cortelco China Corporation and eOn IP Voice, Inc. (“EIPV”). All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2008 and 2007 and for each of the two years in the period ended July 31, 2008, which are included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. This statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2008, for non-financial assets and liabilities, and is effective for fiscal year beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by us for any fair value measurements that arise after the date of adoption. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 was effective for eOn on August 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

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

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the three months ended October 31, 2008, options to purchase 2,500 shares of common stock were granted by the Company.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The shares available under the plan were converted to 200,000 shares on April 18, 2008 when the Company’s common shares were split in a 5 to 1 reverse split. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the three months ended October 31, 2008, employees purchased 1,280 shares under the plan.

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

The assumptions used to value option grants for the three months ended October 31, 2008 are as follows:

Expected volatility	107%
Expected term (in years)	6.25
Dividend yield	—
Risk-free interest rate	2.91%

Total stock-based compensation recognized for the three months ended October 31, 2008, is as follows (in rounded thousands):

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$6	$—	$6
Research and development	—	—	—

Total	$6	$—	$6

As of October 31, 2008, the Company has total unrecognized compensation cost of $17,000 related to unvested stock options under the Plans. The Company expects these costs to be recognized on a declining basis ending during fiscal year 2013.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2008 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2008	191,864	210,096	$17.30
Granted	(2,500)	2,500	0.54
Exercised	—	—	—
Cancelled	7,072	(7,072)	15.06

Options at October 31, 2008	196,436	205,524	$17.17

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2008 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at October 31 2008	Weighted Average Exercise Price
$ 0.00 — $25.00	167,857	5.4 years	$10.74	162,172	$10.98
$25.01 — $50.00	26,147	.3 years	40.43	26,147	40.43
$50.01 — $75.00	10,920	.9 years	54.64	10,920	54.64
$75.01 — $125.00	600	1.3 years	121.25	600	121.25

	205,524	4.5 years	$17.17	199,839	$17.55

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2008 was $0. The aggregate intrinsic value of the 1,050 options which vested during the three months ended October 31, 2008 was $0. During the three months ended October 31, 2008, no options to purchase common stock were exercised.

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

4.	eOn IP Voice, Inc. (“EIPV) and Discontinued Operations

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

During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. EIPV activity for the three months ended October 31, 2007 is as follows:

Three months Ended October 31, 2007
Revenue	$27
Cost of revenue	57
Impaired user licenses	28
Inventory obsolescence	39

Gross profit (loss)	(97)

General and administrative expense	309
Impaired property and equipment	57
Allowance for bad debts	55

Net loss from discontinued operations	$(518)

5.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc. (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“Cortelco”) and a supplier of Millennium and eQueue peripheral hardware. In addition, on March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco provides management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred under this agreement during the three months ended October 31, 2008 were approximately $206,000 and approximately $75,000 is included in the accounts payable balance at October 31, 2008. David Lee, the Company’s Chief Executive Officer, is the Chairman and the controlling shareholder of Cortelco. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the three months ended October 31, 2008 and 2007 (in thousands):

	2008	2007
Payable to CI
Balance at beginning of period	$126	$300
Purchases from CI	197	340
Payments to CI	(149)	(503)

Balance at end of period	$174	$137

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for the three months ended October 31, 2008 and 2007 (in thousands):

	2008	2007
Receivable from CSPR
Balance at beginning of period	$—	$9
Purchases	—	4
Payments	—	(9)

Balance at end of period	$—	$4

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

eOn and Spark share office space in San Jose, California. Spark bills eOn approximately $7,000 per month for rent and facility costs. The following represent related party transactions for the three months ended October 31, 2008 and 2007 (in thousands):

	2008	2007
Receivable from Spark
Balance at beginning of period	$—	$108
Related party billings for engineering development and costs	—	128
Costs offset against operating expenses	3	6
Cash payments received from Spark	—	(100)
Payables offset against accounts receivable	(3)	(51)

Balance at end of period	$—	$91

	2008	2007
Payable to Spark
Balance at beginning of period	$—	$37
Operating costs billed to eOn	22	16
Payments to Spark	(19)	—
Balance offset against receivable from Spark	(3)	(51)

Balance at end of period	$—	$2

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represents unamortized leasehold costs as of January 2008 and a facility deposit, offset by lost Aelix profits and rent through January 2008.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected Chairman. eOn was granted an additional 25,000 ordinary shares of Symbio as compensation for Mr. Lee’s services. These shares have been valued at $50,000, and have been recorded as an increase in investments and a capital contribution by David Lee.

Symbio shares office space and personnel with eOn in China and is billed for expenses attributable to its business. The following represent related party transactions for the three months ended October 31, 2008 (in thousands):

2008
Receivable from Symbio
Balance at beginning of period	$84
Billings	143
Payments	(154)

Balance at end of period	$73

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings are unsecured, non-interest bearing and are due in November 2008. In November, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November, 2008.

6.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2008	July 31, 2008
Raw materials and purchased components	$935	$961
Finished goods	2,556	2,759

Total	3,491	3,720
Inventory obsolescence reserve	(1,234)	(1,219)

Inventory	$2,257	$2,501

7.	Notes Payable

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company, an unrelated third party, in exchange for RMB 945,000, or approximately $138,000. The note is non-interest bearing and is due January 19, 2009. See Note 12.

8.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2%—3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance	$82	$133
Warranty cost incurred	(2)	(21)
Accrued warranty cost	17	28

Ending balance	$97	$140

9.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the three months ended October 31, 2008 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$6,031
Issuance of common stock under employee stock purchase plan	1,280	—	1	—	—	—	—	1
Stock based compensation expense, stock options and ESPP			6					6
Capital contribution by David Lee			50					50
Comprehensive income (loss):
Foreign currency translation adjustments							(1)	(1)
Net loss	—	—	—	—	—	(134)	—	(134)

Comprehensive loss	—	—	—	—	—		—	(135)

Balance at October 31, 2008	2,870,888	$14	$55,988	(135,380)	$(1,502)	$(48,517)	$104	$5,953

10.	Commitments and Contingencies

(a)	Operating Leases

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shared a portion of the premises consisting of 687 square meters or 75% of the premises thru November 30, 2009. The monthly rent for this space was approximately $11,000. Effective May 1, 2008, Symbio became responsible for the majority of the rent and facility costs. Sylantro notified eOn of its intent to terminate the Agreement on September 15, 2008 and terminated the lease as of October 28, 2008.

(b)	Commitments

At October 31, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $235,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

11.	Cortelco Merger Agreement

On December 12, 2008, the Company executed a restructured Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in cash with $500,000 due at closing. The independent members of the Board of Directors of both eOn and Cortelco have approved the proposed merger.

The following steps are required to complete the acquisition:

-	Obtaining approval of a majority of the Cortelco stockholders (excluding for purposes of the Cortelco approval the shares held by the CEO and CFO of eOn and the CEO of Cortelco;

-	Receipt of evidence from Cortelco that it has fewer than 35 stockholders who do not meet the definition of “accredited investors” under the federal securities laws; and

-	Other customary conditions of closing a merger transaction.

The Company anticipates, but cannot guarantee, that the transaction will close sometime in the Company’s second or third fiscal quarter of fiscal year 2009. The proposed merger may be terminated if the conditions to closing are not fulfilled, in the event of a breach of the agreement by either party, or upon mutual agreement of the parties.

12.	Symbio-ESPark Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

On September 9, 2008, eOn invested RMB900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January  19, 2009 (Note 7).

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

On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco provides management for all U.S operations of eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information.

On December 12, 2008, the Company executed a restructured Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in cash. The independent members of the Board of Directors of both eOn and Cortelco have approved the proposed merger.

The following steps are required to complete the acquisition:

-	Obtaining approval of a majority of the Cortelco stockholders (excluding for purposes of the Cortelco approval the shares held by the CEO and CFO of eOn and the CEO of Cortelco);

-	Receipt of evidence from Cortelco that it has less than 35 stockholders who do not meet the definition of “accredited investors” under the federal securities laws; and

-	Other customary conditions of closing a merger transaction.

The Company anticipates, but cannot guarantee, that the transaction will close sometime in the Company’s second or third fiscal quarter of fiscal year 2009. The proposed merger may be terminated if the conditions to closing are not fulfilled, in the event of a breach of the agreement by either party, or upon mutual agreement of the parties.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2008 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008.

Results of Operations

For the Three Months Ended October 31, 2008 compared to the Three Months Ended October 31, 2007

Net Revenue

Net revenue was down by approximately 26% at $1,784,000 for the three months ended October 31, 2008 compared to $2,396,000 for the same period of the previous year. The majority of the decrease was attributable to eQueue revenues declining substantially during the quarter due to decreased customer demand. In addition, sales of Millennium through our dealer channel declined due to decreased demand.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 30% to $971,000 for the three months ended October 31, 2008 from $1,384,000 for the same period of the previous year, reflecting declines in both eQueue and Millennium margins. Gross profit for eQueue and Millennium decreased for the three months ended October 31, 2008, reflecting lower system sales over the same period of the previous year. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 54% for the three months ended October 31, 2008 compared with gross margin of approximately 58% for the same period of the previous year, primarily the result of product mix. The margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 26% to $767,000 for the three months ended October 31, 2008, from $1,040,000 for the same period of the previous year. The decrease reflects lower compensation and related expenses, lower rent expense and lower depreciation, partially offset by higher bad debt expense and higher domestic contract services expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 60% to $305,000 for the three months ended October 31, 2008 from $757,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008. and the decrease reflects lower compensation and related expenses, lower rent expense, and lower depreciation.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $44,000 for the three months ended October 31, 2008 compared to $26,000 for the same period of the previous year. The increase in other expense is primarily attributable to the loss on disposal of leasehold improvements in China.

Interest Income

Interest income was $11,000 for the three months ended October 31, 2008 compared to $46,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of marketable securities invested and lower interest rate earned compared to the same period of the previous year.

Liquidity and Capital Resources

As of October 31, 2008, we had cash and cash equivalents of $1,434,000 and $1,000,000 in short-term marketable securities, and working capital of $4,332,000. Our short-term marketable securities are invested in liquid treasury securities.

Our operating activities resulted in a net cash inflow of $31,000 for the three months ended October 31, 2008 compared to a net cash outflow of $465,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net loss (adjusted for non-cash items), lower inventories and prepaid assets and higher accounts payable partially offset by high accounts receivable and lower accrued expenses. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher inventories and related party accounts payable partially offset by lower accounts receivable.

Our investing activities resulted in a net cash outflow of $200,000 for the three months ended October 31, 2008 compared to a net cash outflow of $243,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2008 was a result of an investment of approximately $58,000 in a joint venture in TaiCang, China, an investment in Hangzhou of approximately $138,000, and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of the $900,000 investment in Symbio Group and purchases of property and equipment, partially offset by net marketable securities disposals.

Our financing activities resulted in a cash inflow of $59,000 for the three months ended October 31, 2008 compared to a cash inflow of $10,000 for the same period of the previous year. Cash provided by financing activities in the current period was a result of proceeds from notes payable of approximately $58,000 to an employee and company in TaiCang, China, and purchases under the Employee Stock Purchase Plan. Cash provided by financing activities in the prior period were due to purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,273,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2008; resulting in an accumulated deficit of $48,517,000. During the three months ended October 31, 2008, cash and cash equivalents and short-term marketable securities decreased to $2,434,000 from $2,545,000, primarily as a result of funding operating losses during the quarter.

The Company had a loss from continuing operations of $134,000 for the three months ended October 31, 2008 versus a loss from continuing operations of $393,000 for the same period in the prior year. As of October 31, 2008, the Company had $2,434,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $56,000 was held in international bank accounts.

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

The Cortelco Merger Agreement will require $500,000 in cash payments at closing.

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

On September 1, 2007, the Company entered into a Shared Space Agreement (“Agreement”) with Sylantro Systems Corporation for office space in Shanghai, China. Under the terms of the Agreement, the Company shared a portion of the premises consisting of 687 square meters or 75% of the premises thru November 30, 2009. The monthly rent for this space was approximately $11,000. Effective May 1, 2008, Symbio became responsible for the majority of the rent and facility costs. Sylantro notified eOn of its intent to terminate the Agreement on September 15, 2008 and terminated the lease as of October 28, 2008.

(b)	Commitments

At October 31, 2008, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $235,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

Recent Developments

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from a company in TaiCang and RMB 100,000 from an employee in October to make this investment However, neither the borrowing nor the investment were authorized by eOn’s Board of Directors. In November, David Lee sent eOn China $58,000 and took personal ownership of the investment. We recorded this investment on our books at October 31, 2008; the receipt of cash and elimination of the investment will be recorded in the second quarter ending January 31, 2009

Item 3. – Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 4. – Controls and Procedures.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending October 31, 2008.

PART II—OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 1A. – Risk Factors.

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

Downturns in the U.S. economy adversely affect operating results.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks and Aspect Software;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Grand Stream and Aastra

•	Hosted solution providers including Packet 8, Five9, Echopass and Oracle.

•	Email management and web center software suppliers, such as eGain Communications, Kana Software, and Live Person;

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com.

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

There are risks associated with eOn’s strategy of expanding into international markets, particularly in China

Because some of eOn’s growth initiatives include expansion into foreign markets, it is subject to the risks of conducting business outside of the United States, including:

•	Changes in a specific country’s or region’s political or economic conditions;

•	Trade protection measures and import or export licensing requirements;

•	Potentially negative consequences from changes in tax laws;

•	Difficulty in managing widespread sales and customer service operations; and

•	Less effective protection of intellectual property.

Future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations

eOn may not be able to continue to invest in China or other international markets due to the above factors. Foreign markets for our products may continue to develop more slowly than anticipated, particularly with the current economic downturn worldwide.

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

We depend upon our primary contract manufacturers Ayshire Electronics (formerly ACT Electronics), Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

As of October 31, 2008, our executive officers, directors and principal stockholders and their affiliates beneficially owned 722,331 shares, or 29.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

EON COMMUNICATIONS CORPORATION

Dated: December 15, 2008	/s/ Stephen R. Bowling
Stephen R. Bowling Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)