Form 10KSB/A
period 2008-07-31
EON COMMUNICATIONS CORP
filed 2009-01-15
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to our Annual Report on Form 10-KSB for the year ended July 31, 2008 to provide additional information regarding executive compensation. This revised and expanded information can be found under Part III, Items 9, 10, and 11.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1 and 32.1.

Except as set forth below, this Form 10-KSB/A does not modify, amend or update in any way any other items or disclosure in the Form 10-KSB. This Form 10-KSB/A continues to speak as of the date of the original Form 10-KSB and other than as specifically reflected in the Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB.

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

ROBERT P. DILWORTH, became a director of eOn in 1998. He served on the board of Metricom, Inc., a wireless data communications company, and was its President from 1987 to 1997, its Chief Executive Officer from 1987 to 1998, and its Chairman from 1997 to 2000. He is a director for Amber Systems, a wireless site provider and Amphbus, Inc., a semiconductor design company. Mr. Dilworth is currently Chairman and CEO of GraphOn Corporation, a computer software company. Mr. Dilworth received a B.S. from Los Angeles State University.

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

Board of Directors and Committee Meetings

During fiscal year 2008, 6 meetings of the Board of Directors were held. Each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served during the year. The Board of Directors does have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, the members of which are appointed by the Board of Directors. The Board of Directors established an Independent Committee of the Board of Directors to evaluate the potential acquisition of Cortelco Systems Holding Corp. The Independent Committee met 5 times during fiscal year 2008. The Board of Directors has determined that directors Dilworth, King and Gibbs are “independent directors” as defined in Rule 4200 of the Marketplace Rules of the National Association of Security Dealers, Inc. Independent directors are free of any relationship that, in the opinion of the Board, may interfere with such member’s individual exercise of independent judgment in evaluating transactions contemplated by the Company. These three directors are the members of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee, as discussed below.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “CGN Committee”) consists of Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. The CGN Committee has the responsibility for matters relating to the organization and membership of the board of directors and for issues relating to the companies corporate governance. The Corporate Governance and Nominating Committee did not meet during fiscal year 2008.

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

The Board of Directors has adopted the following series of minimum qualifications and specific qualities and skills for our directors, which will serve as the basis upon which potential director candidates are evaluated by the CGN Committee:

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

Annual cash payments of $15,000 are paid to each non-employee serving as a member of the Board of Directors. Directors are also entitled to reimbursement of expenses incurred to attend meetings. Non-employees serving as members of the Board of Directors are eligible to receive stock option grants under the eOn Communications Corporation 1999 Equity Incentive Plan (the “1999 Plan”), which was adopted by the Board of Directors and approved by a majority of stockholders in April 1999. As of September 30, 2008, there were three non-employee directors eligible to participate in the 1999 Plan: Robert P. Dilworth, W. Frank King, and Frederick W. Gibbs. During fiscal year 2008, there were no options to purchase common stock issued to non-employee directors. The following table sets forth a summary of compensation we paid to our non-employee directors for fiscal year 2008.

Name	Fees Earned Or Paid in Cash	Option Awards	Total
Robert P. Dilworth	$15,000	$—	$15,000
Frederick W. Gibbs	15,000	—	15,000
W. Frank King	15,000	—	15,000

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total Compensation
David S. Lee (3)	2008	$157,500	$—	$—	$—	$157,500
President; Chief Executive Officer	2007	95,192	—	—	9,140	104,332
	2006	—	10,000	60,402	—	70,402

Stephen R. Bowling (4)	2008	213,431	—	—	2,944	216,375
Chief Financial Officer	2007	225,000	—	—	4,125	229,125
	2006	225,000	10,000	60,402	3,386	298,788

Mitch C. Gilstrap (5)	2008	91,903	—	—	1,719	93,622
Vice President; Chief Operating Officer	2007	135,000	—	—	2,153	137,153
	2006	135,000	28,305	—	2,165	165,470

Vijay Sharma (6)	2008	196,923	—	—	2,419	199,342
Chief Technology Officer	2007	200,000	—	—	2,029	202,029
	2006	104,000	50,000	—	1,819	155,819

(1)	The amount in the Options Awards column represents the grant date fair value of the awards issued during the fiscal year. During fiscal year 2008, there were no options issued to the Named Executive Officers as compensation.
(2)	The amounts in All Other Compensation column are more fully described in the table under “All Other Compensation—Supplemental”.
(3)	On January 1, 2007, the Company began paying an annual salary of $165,000. On June 16, 2008, Mr. Lee’s salary was reduced to $100,000.
(4)	On April 1, 2005, the Company increased annual compensation from $140,000 to $225,000. On June 16, 2008, Mr. Bowling’s salary was reduced to $125,000.
(5)	Mr. Gilstrap served as Vice President and Chief Operating Officer until April 1, 2008.
(6)	Appointed Chief Technology Officer of the Company on October 23, 2006 and served until March 31, 2008.

All Other Compensation—Supplemental

The table below sets forth other compensation information during fiscal year 2008 for our Named Executive Officers.

Name and Principal Position		401K	Insurance Premiums	Total All Other Compensation
Stephen R. Bowling	Chief Financial Officer	$2,000	$944	$2,944

Mitch C. Gilstrap	Vice President; Chief Operating Officer	923	796	1,719

Vijay Sharma	Chief Technology Officer	1,908	511	2,419

General Philosophy

We compensate our executives through a mix of base salary, performance incentive bonuses, long-term equity incentives, and employee benefits and perks designed to:

•	Attract and retain high caliber executives and motivate them to achieve superior performance for the benefit of our stockholders;

•	Motivate our executives to achieve our key strategic and financial performance measures; and

•	Enhance the incentives for executives to increase our stock price and maximize stockholder value.

A portion of executive officers’ compensation potential on an annual basis is at risk based on our performance. If our performance does not meet the criteria established by the Compensation Committee, incentive compensation will be adjusted accordingly. The Compensation Committee of the Board of Directors oversees our general programs of compensation and benefits for all employees and determines the compensation of our executive officers and directors. Our compensation setting process consists of establishing a base salary, a targeted, performance incentive bonus, and long-term equity compensation for each executive. We design the performance incentive bonus compensation to reward executives as a group linking this compensation to revenue and earnings growth targets as well as certain other corporate objectives. Other employees are rewarded with performance incentive bonus compensation for achieving specific operational goals within areas under their control, although company-wide performance is also a factor.

The total cash compensation (i.e., base salary plus performance incentive bonus) paid to our executive officers is intended to be competitive with the total cash compensation paid to executive officers in similar positions at companies engaged primarily in the communications industry with revenues similar to ours, as well as comparable to other companies with performance similar to ours. The Compensation Committee reviews the targeted total compensation (i.e., the aggregate level of compensation that we will pay if performance goals are fully met) to ensure the total compensation is aligned with our goals of comparability and incentivizing performance. We also provide our executives with a variety of other benefits that we make available generally to all salaried employees.

The Role of the Compensation Committee

The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers. In determining the appropriate level of compensation and the total compensation package, the Compensation Committee reviews a variety of sources to determine and set compensation.

The Compensation Committee reviews the performance and compensation for our executive officers annually. Our CEO assists the Compensation Committee by providing annual recommendations regarding the compensation of all other executives. Each named executive officer and other senior executive management team members, in turn, participates in annual performance reviews with the CEO to provide input about their contributions to our success for the period being assessed. The performance of our CEO and executive management team as a group is reviewed annually by the Compensation Committee.

Total Compensation

The total compensation package offered to each executive officer is comprised of four elements, listed below with objectives for each, and described in more detail in the following sections:

Element	Objective
Base salary	Attract and retain, reward individual performance
Performance incentive bonus	Achievement of financial objectives
Long-term equity incentive awards	Align long-term compensation with stockholder results
Employee benefits and perks	Provide competitive benefits

Typically, the Compensation Committee engages in peer compensation of our executives and similar companies, taking into consideration the company’s size, industry, and geographic locality, as well as the comparable executive’s level of responsibility, and years of experience. Due to restructuring, the Committee believed that a reduction was appropriate and did not conduct a peer comparison in fiscal year 2008. The financial position of the Company is a major factor in the determination of executive compensation.

The overall result of this review provides a base point for the analysis of the Compensation Committee. We look at a number of other factors, including the total compensation, the median, mean, minimum, and maximum for each executive officer position. We strongly believe in retaining the best talent among our executive management team. Goals of the compensation program are to align compensation with business performance and the interest of stockholders, and enable the Company to attract, motivate, and retain management that can contribute to the Company’s long-term success. In the case of our CEO, we also considered our performance since he was employed, and the anticipated level of difficulty of replacing him with someone of comparable experience and skill.

Base Salaries

We want to provide our executives with a level of assured cash compensation in the form of base salary to compensate them for the services they provide and their level of professional experience and knowledge. The Compensation Committee considers the input of the CEO with respect to the base salaries of our other executive officers. The Compensation Committee reviews senior management compensation at least annually. In establishing base salaries, we seek relevant compensation information including (1) the scope of the position;

(2) the responsibilities; (3) the experience and length of service with our Company, the industry, and the community; (4) efforts and performance; (5) team building skills; (6) the observance of our ethics and compliance programs; (7) the salaries paid by competitive companies to officers in similar positions; and (8) the base salaries paid to our other executive officers. Increases in base salary from year to year are based upon the performance of the executive officers as well as market positioning considerations, as assessed by the CEO and reviewed and approved by the Compensation Committee. The Compensation Committee assesses these factors with respect to the CEO. The Compensation Committee recommends the compensation of the CEO for approval by the independent directors of the Board of Directors. The base salaries of our named executive officers are set forth below.

Name	Annual Base Salary as of July 31, 2008
David S. Lee	$100,000
Stephen R. Bowling	125,000

These salaries reflect levels that the Compensation Committee concluded were appropriate based upon its general experience and review of comparables. The base salary reduction of Mr. Lee and Mr. Bowling in fiscal year 2008 was in conjunction with a restructuring of the Company accompanied by a reduction in personnel.

Performance Incentive Bonus

We implemented an Executive Incentive Plan (the Bonus Plan) for all of our officers, including executive officers, in 2006. The Bonus Plan, which is administered by the Compensation Committee, provides that each year the Compensation Committee will establish a method for determining the total amount of performance incentive bonuses available to be paid to all officers under the Bonus Plan (bonus pool). The bonus pool is established based upon specific measures of our financial performance, which may include sales, operating income, pre-tax income, net income, and earnings per share. The Compensation Committee, in its sole and absolute discretion, may determine the amount of each officer’s actual performance incentive bonus portion of bonus pool earned under the Bonus Plan. For fiscal years 2007 and 2008, no bonus was earned due to the financial performance of the Company.

Equity Compensation

We may grant long-term, equity-based incentive awards to our executive officers under our 1999 and 2001 Equity Incentive Plans, as amended and restated (the Equity Incentive Plans). Under the Equity Incentive Plans, which are administered by the Compensation Committee, we may grant awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, phantom stock units, performance share units, and stock bonuses. Based on an assessment of competitive factors, we determine an award that is suitable for providing an adequate incentive for the performance and retention of each executive officer.

Our prevailing practice has been to award stock options in order to closely align the interests of the executive officers with those of our stockholders. To encourage retention, the stock options may be granted with a vesting period of one or more years. We have taken the position that stock options should be granted with an exercise price that is equal to the fair market value of the common stock on the grant date, which is calculated as the average of the highest and lowest reported sale prices on the trading day immediately prior to the grant date. The actual value of stock option compensation, therefore, depends on the market value of the common stock increasing after the grant date.

Guidelines for the number of equity incentive awards granted to each executive officer are determined using a procedure approved by the Compensation Committee based upon several factors, including the executive officer’s level of responsibility, salary, performance, and the value of the stock at the time of grant. We determine the fair market value based upon the ending price of the stock on the day prior to the grant date. With the exception of promotions and new hires, we generally make these awards at the first meeting of the Compensation Committee each year following the availability of the financial results for the prior year. This timing was selected because it enabled us to consider our prior year performance and the potential recipients and our expectations for the current year. The awards also are made as early as practicable in the year in order to optimize the time-period for the incentives associated with the awards. The Compensation Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. No awards were granted in fiscal year 2008 due to the Company’s financial performance and the absence of newly hired employees.

Each grant allows the officer to acquire shares of common stock at the market price on the grant date over a specified period of time, up to 10 years. Option awards will provide a return to the executive officer only if the market price of the shares appreciates over the term of the award.

Other Elements of Compensation and Perks

In order to attract and retain employees while paying market levels of compensation, we provide our executives and other employees the following benefits and perks.

Medical Insurance.  We provide to each executive officer and the executive officer’s spouse and children such health, dental and vision insurance coverage as we may from time to time make available to our other employees. We pay a portion of the premiums for this insurance for all employees.

Life and Disability Insurance.  We provide to each executive officer such disability and/or life insurance as we, in our sole discretion, may from time to time make available to our other executive employees of the same level of employment.

Defined Contribution Plan.  We offer the Section 401(k) Savings/Retirement Plan (the 401(k) Plan), a tax-qualified retirement plan, to our eligible employees. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. We may contribute a matching contribution of not less that 50% of the employee contributions up to 6% of the employees compensation. We may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management.

Stock Purchase Plan.  Our 1999 Employee Stock Purchase Plan (ESPP), which qualifies under Section 423 of the Internal Revenue Code, permits participants to purchase our common stock on favorable terms. ESPP participants are granted a purchase right to acquire shares of common stock at a price that is 85% of the stock price on either the first day of the plan period or the stock price on the last day of the plan period, whichever is lower. The purchase dates occur on the last business day of August and February of each year. To pay for the shares, each participant may authorize periodic payroll deductions from their cash compensation, subject to certain limitations imposed by the Internal Revenue Code. All payroll deductions collected from the participant in a period are automatically applied to the purchase of common stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date.

Other.  We make available certain other perks or fringe benefits to executive officers and other employees, such as tuition reimbursement, travel insurance, professional society dues and food and recreational fees incidental to official company functions, including board meetings.

Severance Benefits

We believe that companies should provide reasonable severance benefits to employees. With respect to named executive officers, these severance benefits should reflect the fact that it may be difficult for them to find comparable employment within a short period of time. In the event of the termination of our named executive officers’ employment, the post-employment pay and benefits, if any, to be received by the executive officer will vary according to the basis for their termination.

Effective July 1, 2006, we entered into a severance agreement with Vijay Sharma, former Chief Technology Officer. Under the agreement, in exchange for certain releases and covenants by Mr. Sharma, we agreed to provide him with severance consisting of (a) his base salary with respect to a period of 12 months after his termination at his base salary on the termination date (such payments would be reduced or eliminated if Mr. Sharma becomes employed by another company prior to the end of the 12 months period), (b) the base salary equivalent of his earned and unused vacation, (c) paid continuation coverage under our group medical, dental and vision insurance plans for a period of 12 months after his termination, (d) professional outplacement services, and (e) legal costs for review of the agreement. Payments of approximately $62,000 have been paid to Mr. Sharma subsequent to his termination on March 31, 2008 thru July 31, 2008 under this agreement.

Compensation of Chief Executive Officers

Prior to January 2007, our CEO elected not to receive a base salary, on January 1, 2007, we began paying him a base salary of $165,000. On June 16, 2008, the base salary of the CEO and CFO was reduced to $100,000 and $125,000, respectively, in conjunction with a Company restructure and reduction in personnel.

Board Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers. The Compensation Committee reviews the performance and compensation of the CEO. For the remaining executive officers, the CEO makes recommendations to the Compensation Committee that are subject to their review and approval. With respect to equity compensation awarded to others, the Compensation Committee grants restricted stock, generally based upon the recommendation of the CEO, and has delegated option and restricted stock granting authority to the CEO for employees who are not officers.

Stock Option Grants In Fiscal Year 2008

During fiscal year 2008, no options to purchase shares of the Company’s common stock were issued to directors or executive officers of the Company.

Aggregated Option Exercises in Fiscal 2008 and Fiscal Year-End Option Values

The table below sets forth information regarding the outstanding equity awards held by our named executive officers as of July 31, 2008. Options generally vest at either a rate of (1) 12.5% six months after the grant date and equal monthly installments thereafter over a 42 month period, or (2) 25% one year after the grant date and equal monthly installments thereafter over a three year period. These options have a term of 10 years.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
David S. Lee	—	—	33,333	—	$—	$—
Stephen R. Bowling	—	—	20,499	—	$—	$—

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of July 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
David S. Lee	1,000	—	$59.380	4/5/2010
	1,000	—	$5.000	5/22/2011
	1,000	—	$3.400	5/22/2012
	1,000	—	$5.000	5/20/2013
	1,000	—	$9.650	7/30/2013
	18,333	—	$16.350	2/24/2014
	10,000	—	$7.150	6/14/2016
Stephen R. Bowling	1,000	—	$59.380	4/5/2010
	1,000	—	$5.000	5/22/2011
	1,000	—	$3.400	5/22/2012
	1,000	—	$5.000	5/20/2013
	1,000	—	$9.650	7/30/2013
	5,499		$16.350	2/24/2014
	10,000	—	$7.150	6/14/2016

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address of Beneficial Owner	Principal Position	Number of Shares Beneficially Owned		Percent of Class (6)
David S. Lee	President and Chairman of the Board	747,114	(1)	26.13%

Stephen R. Bowling	Chief Financial Officer and Director	27,049	(2)	*

Robert P. Dilworth	Director	24,406	(3)	*

Frederick W. Gibbs	Director	18,000	(4)	*

W. Frank King	Director	30,006	(5)	*

All Directors and executive officers as a group (5 persons)		846,575		29.60%

*	Less than one percent.
(1)	Consists of 632,586 shares held directly by David S. Lee, 45,998 shares held by the Lee Family Trust, 35,197 shares held by Cortelco Systems Puerto Rico, and 33,333 options exercisable within 60 days of September 30, 2008.
(2)	Consists of 6,550 shares held directly and 20,499 options exercisable within 60 days of September 30, 2008.
(3)	Consists of 24,406 options exercisable within 60 days of September 30, 2008.
(4)	Consists of 18,000 options exercisable within 60 days of September 30, 2008.
(5)	Consists of 2,000 share held directly and 28,006 options exercisable within 60 days of September 30, 2008.
(6)	The percentage of outstanding shares of common stock beneficially owned by each person is calculated based on the 2,735,508 outstanding shares of common stock as of September 30, 2008, plus the shares of common stock that the person has the right to acquire as of such date or within 60 days thereafter.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of July 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under plan
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	15,690	$25.77	26
1999 Equity Incentive Plan	169,593	$18.15	129,963
1999 Employee Stock Purchase Plan	1,280	$0.98	70,930
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	24,813	$6.12	67,999

TOTAL	211,376	$17.20	268,918

The 2001 Equity Incentive Plan contains provisions similar to the 1999 Equity Incentive Plan, with the notable exception that grants to officers and directors are prohibited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: January 15, 2009	By	/s/ STEPHEN R. BOWLING
Stephen R. Bowling, Vice President,
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID S. LEE David S. Lee	President, Chief Executive Officer and Chairman (Principal Executive Officer)	January 15, 2009

/S/ STEPHEN R. BOWLING Stephen R. Bowling	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	January 15, 2009

/S/ ROBERT P. DILWORTH Robert P. Dilworth	Director	January 15, 2009

/S/ W. FRANK KING W. Frank King	Director	January 15, 2009

/S/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	January 15, 2009

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