Form 10-Q
period 2009-01-31
EON COMMUNICATIONS CORP
filed 2009-03-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,735,508 shares of common stock, $0.005 par value, were outstanding as of February 28, 2009.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	January 31, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,383	$1,545
Marketable securities	1,000	1,000
Trade accounts receivable, net of allowance of $307 and $680, respectively	703	932
Trade accounts receivable—related party	7	84
Inventories	2,143	2,501
Prepaid and other current assets	109	177

Total current assets	5,345	6,239

Property and equipment, net	126	176
Intangibles, net	209	251
Investments	1,086	900
Non-current assets	131	88

Total assets	$6,897	$7,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$100	$214
Trade accounts payable—related party	122	126
Notes payable	138	138
Accrued expenses and other	954	1,145

Total liabilities, all current	1,314	1,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,870,888 and 2,869,608 shares issued, respectively)	14	14
Additional paid-in capital	55,994	55,931
Treasury stock, at cost (135,380 shares)	(1,502)	(1,502)
Accumulated deficit	(49,027)	(48,517)
Accumulated other comprehensive income	104	105

Total stockholders’ equity	5,583	6,031

Total liabilities and stockholders’ equity	$6,897	$7,654

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
REVENUE
Third party revenue	$1,307	$1,392	$3,091	$3,660
Related party revenue	—	88	—	216

Net revenue	1,307	1,480	3,091	3,876

COST OF REVENUE
Third party cost of revenue	703	576	1,516	1,468
Related party cost of revenue	—	80	—	200

Cost of revenue	703	656	1,516	1,668

Gross profit	604	824	1,575	2,208

OPERATING EXPENSE
Selling, general and administrative	688	1,107	1,455	2,147
Research and development	277	680	582	1,437
Other expense	17	11	61	37

Total operating expense	982	1,798	2,098	3,621

Loss from continuing operations	(378)	(974)	(523)	(1,413)

Interest income	2	34	13	80

Loss from continuing operations before income taxes	(376)	(940)	(510)	(1,333)

Income tax expense	—	—	—	—

Loss from continuing operations after income taxes	(376)	(940)	(510)	(1,333)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(59)	—	(577)

Loss from discontinued operations	—	(59)	—	(577)

Net loss	$(376)	$(999)	$(510)	$(1,910)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(376)	$(999)	$(510)	$(1,910)
Foreign currency translation adjustment	—	27	(1)	65

Comprehensive loss	$(376)	$(972)	$(511)	$(1,845)

Weighted average shares outstanding
Basic and diluted	2,736	2,718	2,735	2,717

Basic and diluted loss per share:
From continuing operations	$(0.14)	$(0.35)	$(0.19)	$(0.49)
From discontinued operations, net of tax	—	(0.02)	—	(0.21)

Basic and diluted loss per share	$(0.14)	$(0.37)	$(0.19)	$(0.70)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510)	$(1,910)
Change in operating assets and liabilities of discontinued operations	—	205
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12	130
Depreciation and amortization	83	116
Provision for allowance for doubtful accounts	57	(10)
Loss on disposal of property and equipment	22	8
Changes in net assets and liabilities:
Trade accounts receivable	172	842
Inventories	358	(485)
Prepaid and other assets	25	(192)
Trade accounts payable	(114)	(177)
Trade accounts receivable/payable—related party	73	(209)
Accrued expenses and other	(191)	(199)

Net cash used in operating activities	(13)	(1,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	(124)
Purchase of investments	(194)	(900)
Sale of investments	58	—
Purchases of marketable securities	(1,000)	—
Disposal of marketable securities	1,000	1,500

Net cash (used in) provided by investing activities	(149)	476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	58	—
Repayment of note payable	(58)	—
Proceeds from employee stock purchase plan and stock option exercises	1	10

Net cash provided by financing activities	1	10

Effect of exchange rate changes on cash	(1)	65

Net decrease in cash and cash equivalents	(162)	(1,330)
Cash and cash equivalents, beginning of period	1,545	2,256

Cash and cash equivalents, end of period	$1,383	$926

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended January 31, 2009 and 2008

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2009 and for all periods presented.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”), and eOn IP Voice, Inc. (“EIPV”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted by the Company on August 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning August 1, 2009, and are not expected to have a significant impact on the Company. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s marketable securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable securities is calculated as the quoted market price of the marketable security multiplied by the quantity of securities held by the Company.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 was effective for eOn on August 1, 2008. The Company does not expect SFAS No. 159 to have a material impact on its consolidated financial statements.

Recent Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS No. 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not expect SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the potential impact of this FASB Staff Position on its consolidated financial statements.

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

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the six months ended January 31, 2009, options to purchase 2,500 shares of common stock were granted by the Company.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The shares available under the plan were converted to 200,000 shares on April 18, 2008 when the Company’s common shares were split in a 5 to 1 reverse split. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the six months ended January 31, 2009, employees purchased 1,280 shares under the plan.

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

The assumptions used to value option grants for the six months ended January 31, 2009 are as follows:

Expected volatility	107%
Expected term (in years)	6.25
Dividend yield	—
Risk-free interest rate	2.91%

Total stock-based compensation recognized for the six months ended January 31, 2009 is as follows (in rounded thousands):

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$11	$1	$12
Research and development	—	—	—

Total	$11	$1	$12

As of January 31, 2009, the Company has total unrecognized compensation cost of $11,000 related to unvested stock options under the Plans. The Company expects these costs to be recognized on a declining basis ending during fiscal year 2013.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2008 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2008	191,864	210,096	$17.30
Granted	(2,500)	2,500	0.54
Exercised	—	—	—
Cancelled	19,123	(19,123)	26.04

Options at January 31, 2009	208,487	193,473	$16.22

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2009 is summarized as follows:

Range of Exercise Prices	Outstanding at January 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 31, 2009	Weighted Average Exercise Price
$ 0.00 – $ 25.00	167,843	5.2 years	$10.74	163,208	$10.95
$25.01 – $ 50.00	14,110	.2 years	47.20	14,110	47.20
$50.01 – $ 75.00	10,920	.6 years	54.64	10,920	54.64
$75.01 – $125.00	600	1.1 years	121.25	600	121.25

	193,473	4.6 years	$16.22	188,838	$16.54

The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2009 was $0. The aggregate intrinsic value of the 2,100 options which vested during the six months ended January 31, 2009 was $0. During the six months ended January 31, 2009, no options to purchase common stock were exercised.

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

4.	eOn IP Voice, Inc. (“EIPV”) and Discontinued Operations

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

During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. EIPV activity for the three and six months ended January 31, 2008 is as follows:

	Three Months Ended January 31, 2008	Six Months Ended January 31, 2008
Revenue	$16	$43
Cost of revenue	63	120
Impaired user licenses	—	28
Inventory obsolescence	—	39

Gross profit	(47)	(144)
General and administrative expense	12	321
Impaired property and equipment	—	57
Allowance for bad debts	—	55

Net loss from discontinued operations	$(59)	$(577)

5.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corporation

Cortelco, Inc. (“CI”) is a subsidiary of Cortelco Systems Holding Corporation (“Cortelco”) and a supplier of Millennium and eQueue peripheral hardware. In addition, on March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco provides management for all U.S. operations for eOn. Included in the management services are sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred under this agreement during the three and six months ended January 31, 2009 were approximately $192,000 and $398,000, respectively, and approximately $98,000 is included in the accounts payable balance at January 31, 2009. David Lee, the Company’s Chief Executive Officer, is the Chairman and a controlling shareholder of Cortelco. Accounts payable are paid on thirty to sixty day terms. The following represent related party transactions for the six months ended January 31, 2009 and 2008 (in thousands):

	2009	2008
Payable to CI
Balance at beginning of period	$126	$300
Purchases from CI	447	566
Payments to CI	(451)	(773)

Balance at end of period	$122	$93

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for the six months ended January 31, 2009 and 2008 (in thousands):

	2009	2008
Receivable from CSPR
Balance at beginning of period	$—	$9
Purchases	4	4
Payments	(2)	(13)

Balance at end of period	$2	$—

Spark Technologies, Inc.

Aelix Systems, Inc. (“Aelix”), the Company’s former Banglore, India based subsidiary, and eOn China performed engineering development projects for Spark Technologies, Inc. (“Spark”), a California company that is majority owned by David Lee. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark was charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. Prior to this agreement, under the terms of an engineering development agreement, Aelix billed Spark for personnel and operating costs directly attributable to engineering work on Spark projects and allocated general overhead based upon pro rata head count. On April 1, 2008, an outsourcing services transfer agreement was entered into and eOn transferred all of its rights and obligations under the professional services agreement with Spark to Symbio Investment Corporation. eOn holds an equity interest in Symbio.

eOn and Spark share office space in San Jose, California. Spark bills eOn approximately $7,000 per month for rent and facility costs. The following represent related party transactions for the six months ended January 31, 2009 and 2008 (in thousands):

	2009	2008
Receivable from Spark
Balance at beginning of period	$—	$108
Related party billings for engineering development and costs	—	239
Costs offset against operating expenses	3	6
Cash payments received from Spark	—	(200)
Payables offset against accounts receivable	(3)	(70)

Balance at end of period	$—	$83

	2009	2008
Payable to Spark
Balance at beginning of period	$—	$37
Operating costs billed to eOn	38	34
Payments to Spark	(35)	—
Balance offset against receivable from Spark	(3)	(70)

Balance at end of period	$—	$1

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represented unamortized leasehold costs as of January 2008 and a facility deposit, offset by lost Aelix profits and rent through January 2008.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected Chairman. eOn has been granted an additional 25,000 shares of Symbio as compensation for Mr. Lee’s services. These shares have been valued at $50,000, and have been recorded as an increase in investments and a capital contribution by David Lee.

Until November 1, 2008, Symbio shared office space and personnel with eOn in Shanghai, China and was billed for expenses attributable to its business. The following represent related party transactions for the six months ended January 31, 2009 and 2008 (in thousands):

	2009	2008
Receivable from Symbio
Balance at beginning of period	$84	$—
Operating costs billed	155	—
Payments	(234)	—

Balance at end of period	$5	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008.

6.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2009	July 31, 2008
Raw materials and purchased components	$922	$961
Finished goods	2,533	2,759

Total	3,455	3,720
Inventory obsolescence reserve	(1,312)	(1,219)

Inventory	$2,143	$2,501

7.	Notes Payable

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company, an unrelated third party, in exchange for RMB 945,000, or approximately $138,000 U.S. dollars. The note payable is non-interest bearing and was due on January 19, 2009. The parties agreed that the note will be repaid later in the year 2009. See Note 12.

8.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2%-3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$82	$133
Warranty cost incurred	(11)	(35)
Accrued warranty cost	35	40

Ending balance	$106	$138

9.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the six months ended January 31, 2009 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$6,031
Issuance of common stock under employee stock purchase plan	1,280	—	1	—	—	—	—	1
Stock based compensation expense, stock options and ESPP			12					12
Capital contribution by David Lee			50					50
Comprehensive income (loss):
Foreign currency translation adjustments							(1)	(1)
Net loss	—	—	—	—	—	(510)	—	(510)

Comprehensive loss	—	—	—	—	—		—	(511)

Balance at January 31, 2009	2,870,888	$14	$55,994	(135,380)	$(1,502)	$(49,027)	$104	$5,583

10.	Commitments and Contingencies

(a)	Operating Leases

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

At January 31, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $162,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

11.	Cortelco Merger Agreement

On December 12, 2008, the Company executed a restructured Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in cash, contingent primarily on the future earnings of Cortelco. The independent members of the Board of Directors of both eOn and Cortelco have approved the proposed merger. A majority of the Cortelco stockholders (excluding the shares held by David Lee and Steve Bowling) have approved the merger pursuant to an action by written consent that became effective January 26, 2009. Completion of the merger is subject to the fulfillment of the remaining conditions to closing.

The Company anticipates, but cannot guarantee, that the transaction will close sometime in the Company’s third fiscal quarter of fiscal year 2009. The proposed merger may be terminated if the conditions to closing are not fulfilled, in the event of a breach of the agreement by either party, or upon mutual agreement of the parties.

12.	Symbio-ESPark Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009. See Note 7.

Item 2.—Management’s Discussion and Analysis or Plan of Operation.

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

On December 12, 2008, the Company executed a restructured Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in cash, contingent primarily on the future earnings of Cortelco. The independent members of the Board of Directors of both eOn and Cortelco have approved the proposed merger. A majority of the Cortelco stockholders (excluding the shares held by David Lee and Steve Bowling) have approved the merger pursuant to an action by written consent that became effective January 26, 2009. Completion of the merger is subject to the fulfillment of the remaining conditions to closing.

The Company anticipates, but cannot guarantee, that the transaction will close sometime in the Company’s third fiscal quarter of fiscal year 2009. The proposed merger may be terminated if the conditions to closing are not fulfilled, in the event of a breach of the agreement by either party, or upon mutual agreement of the parties.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended January 31, 2009 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008.

Results of Operations

For the Three Months Ended January 31, 2009 compared to the Three Months Ended January 31, 2008

Net Revenue

Net revenue was down by approximately 12% at $1,307,000 for the three months ended January 31, 2009 compared to $1,480,000 for the same period of the previous year. The majority of the decrease was attributable to eQueue revenues declining substantially during the quarter due to decreased customer demand. In addition, sales of Millennium systems were more adversely impacted by seasonal slowdowns traditionally experienced in key US government and education markets segments during the quarter ended January 31, 2009.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 27% to $604,000 for the three months ended January 31, 2009 from $824,000 for the same period of the previous year, reflecting declines in both eQueue and Millennium margins. Gross profit for eQueue and Millennium sales decreased for the three months ended January 31, 2009, reflecting lower system sales over the same period of the previous year. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 46% for the three months ended January 31, 2009 compared with gross margin of approximately 56% for the same period of the previous year, primarily the result of product mix. The margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 38% to $688,000 for the three months ended January 31, 2009, from $1,107,000 for the same period of the previous year. The decrease reflects lower compensation and related expenses, lower rent expense and lower depreciation, partially offset by higher bad debt expense and higher domestic contract services expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 59% to $277,000 for the three months ended January 31, 2009 from $680,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008 and the decrease reflects lower compensation and related expenses, lower rent expense, and lower depreciation.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $17,000 for the three months ended January 31, 2009 compared to $11,000 for the same period of the previous year. The increase in other expense is primarily attributable to the loss on disposal of leasehold improvements in China.

Interest Income

Interest income was $2,000 for the three months ended January 31, 2009 compared to $34,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of funds invested and lower interest rate earned compared to the same period of the previous year.

For the Six Months Ended January 31, 2009 compared to the Six Months Ended January 31, 2008

Net Revenue

Net revenue decreased approximately 20% at $3,091,000 for the six months ended January 31, 2009 compared to $3,876,000 for the same period of the previous year. The decrease was attributable to declines in eQueue revenues and Millennium revenues over the same period of the previous year, partially offset by an increase in third party service revenue. Sales of Millennium systems were more adversely impacted by seasonal slowdowns traditionally experienced in key US government and education markets segments during the six months ended January 31, 2009. The decrease in eQueue revenues reflect lower domestic and international software sales during the six months ended January 31, 2009 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 29% to $1,575,000 for the six months ended January 31, 2009 from $2,208,000 for the same period of the previous year, reflecting declines in both eQueue and Millennium margins. Gross profit for eQueue and Millennium sales decreased for the six months ended January 31, 2009, reflecting lower system sales over the same period of the previous year. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 51% for the six months ended January 31, 2009 compared with gross margin of approximately 57% for the same period of the previous year, primarily the result of product mix. The margin on related party revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 32% to $1,455,000 for the six months ended January 31, 2009, from $2,147,000 for the same period of the previous year. The decrease reflects lower compensation and related expenses, lower rent expense and lower depreciation, partially offset by higher bad debt expense and higher domestic contract services expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 59% to $582,000 for the six months ended January 31, 2009 from $1,437,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008 and the decrease reflects lower compensation and related expenses, lower rent expense, and lower depreciation.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $61,000 for the six months ended January 31, 2009 compared to $37,000 for the same period of the previous year. The increase in other expense is primarily attributable to the loss on disposal of leasehold improvements in China.

Interest Income

Interest income was $13,000 for the six months ended January 31, 2009 compared to $80,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of funds invested and lower interest rate earned compared to the same period of the previous year.

Liquidity and Capital Resources

As of January 31, 2009, we had cash and cash equivalents of $1,383,000 and $1,000,000 in short-term marketable securities, and working capital of $4,031,000. Our short-term marketable securities are invested in liquid treasury securities.

Our operating activities resulted in a net cash outflow of $13,000 for the six months ended January 31, 2009 compared to a net cash outflow of $1,881,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items), lower accrued expenses and trade accounts payable, partially offset by lower inventories and trade accounts receivable. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher inventories and lower related party accounts payable partially offset by lower trade accounts receivable.

Our investing activities resulted in a net cash outflow of $149,000 for the six months ended January 31, 2009 compared to a net cash inflow of $476,000 for the same period of the previous year. Cash used in investing activities for the six months ended January 31, 2009 was a result of an investment of approximately $136,000 in a joint venture in Hangzhou, China and purchases of property and equipment. Cash provided by investing activities for the same period of the previous year was a result of disposal of marketable securities partially offset by the $900,000 investment in Symbio Group and purchases of property and equipment.

Our financing activities resulted in a cash inflow of $1,000 for the six months ended January 31, 2009 compared to a cash inflow of $10,000 for the same period of the previous year. Cash provided by financing activities in the current period and in the prior period were due to purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,282,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2008; resulting in an accumulated deficit of $48,517,000. During the six months ended January 31, 2009, cash and cash equivalents and short-term marketable securities decreased to $2,383,000 from $2,545,000, primarily as a result of funding operating losses during the period.

The Company had a loss from continuing operations of $510,000 for the six months ended January 31, 2009 versus a loss from continuing operations of $1,333,000 for the same period in the prior year. As of January 31, 2009, the Company had $2,383,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $47,000 was held in international bank accounts.

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

At January 31, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $162,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 4.—Controls and Procedures.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending January 31, 2009.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings.

None.

Item 1A.—Risk Factors.

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

Downturns in the U.S. and global economy adversely affect operating results.

Weakness in the U.S. and global economy has had a negative effect on our operating results. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure and customer turnover. Worsening economic conditions or a prolonged or recurring recession could adversely affect our operating results. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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

There are risks associated with eOn’s strategy of expanding into international markets, particularly in China.

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

We depend upon our primary contract manufacturers Ayrshire Electronics (formerly ACT Electronics), Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

As of January 31, 2009, our executive officers, directors and principal stockholders and their affiliates beneficially owned 722,331 shares, or 29.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Item 2.—Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.—Defaults Upon Senior Securities.

None.

Item 4.—Submission of Matters to a Vote of Security Holders.

None.

Item 5.—Other Information.

None.

Item 6.—Exhibits.

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

Dated: March 13, 2009

/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)