Form 10-Q
period 2009-04-30
EON COMMUNICATIONS CORP
filed 2009-06-12
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

2,734,412 shares of common stock, $0.005 par value, were outstanding as of May 29, 2009.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2009

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2009 (unaudited) and July 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2009 and 2008 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,394	$1,545
Marketable securities	700	1,000
Trade accounts receivable, net of allowance of $341 and $680, respectively	2,392	932
Trade accounts receivable—related party	3	84
Inventories	5,164	2,501
Deferred income taxes	212	—
Prepaid and other current assets	294	177

Total current assets	10,159	6,239
Property and equipment, net	251	176
Intangibles, net	295	251
Investments	1,207	900
Deferred income taxes	58	—
Non-current assets	—	88

Total assets	$11,970	$7,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$725	$214
Trade accounts payable—related party	—	126
Notes payable	138	138
Accrued expenses and other	1,029	1,145

Total current liabilities	1,892	1,623
Note payable	4,430	—

Total liabilities	6,322	1,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,873,992 and 2,869,608 shares issued, respectively)	14	14
Additional paid-in capital	56,000	55,931
Treasury stock, at cost (139,580 shares)	(1,503)	(1,502)
Accumulated deficit	(48,967)	(48,517)
Accumulated other comprehensive income	104	105

Total stockholders’ equity	5,648	6,031

Total liabilities and stockholders’ equity	$11,970	$7,654

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
REVENUE
Third party revenue	$2,465	$1,387	$5,556	$5,047
Related party revenue	—	127	—	343

Net revenue	2,465	1,514	5,556	5,390

COST OF REVENUE
Third party cost of revenue	1,356	635	2,872	2,103
Related party cost of revenue	—	116	—	316

Cost of revenue	1,356	751	2,872	2,419

Gross profit	1,109	763	2,684	2,971

OPERATING EXPENSE
Selling, general and administrative	852	1,150	2,307	3,297
Research and development	172	703	754	2,140
Other expense	26	123	87	160

Total operating expense	1,050	1,976	3,148	5,597

Income (loss) from continuing operations	59	(1,213)	(464)	(2,626)

Interest income	1	16	14	96

Income (loss) from continuing operations before income taxes	60	(1,197)	(450)	(2,530)

Income tax expense	—	—	—	—

Income (loss) from continuing operations after income taxes	60	(1,197)	(450)	(2,530)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(7)	—	(584)

Loss from discontinued operations	—	(7)	—	(584)

Net income (loss)	$60	$(1,204)	$(450)	$(3,114)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$60	$(1,204)	$(450)	$(3,114)
Unrealized losses on available-for-sale securities		(75)		(75)
Foreign currency translation adjustment	—	37	(1)	102

Comprehensive income (loss)	$60	$(1,242)	$(451)	$(3,087)

Weighted average shares outstanding
Basic	2,736	2,734	2,735	2,722
Diluted	2,736	2,734	2,735	2,722

Basic income (loss) per share:
From continuing operations	$0.02	$(0.44)	$(0.16)	$(0.93)
From discontinued operations, net of tax	—	—	—	(0.21)

Basic income (loss) per share	$0.02	$(0.44)	$(0.16)	$(1.14)

Diluted income (loss) per share:
From continuing operations	$0.02	$(0.44)	$(0.16)	$(0.93)
From discontinued operations, net of tax	—	—	—	(0.21)

Diluted income (loss) per share	$0.02	$(0.44)	$(0.16)	$(1.14)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450)	$(3,114)
Change in operating assets and liabilities of discontinued operations	—	238
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17	146
Depreciation and amortization	129	175
Provision for allowance for doubtful accounts	63	53
Loss on disposal of property and equipment	29	106
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	55	577
Inventories	749	(447)
Prepaid and other assets	72	(195)
Trade accounts payable	(73)	(15)
Trade accounts receivable/payable—related party	(45)	(10)
Accrued expenses and other	(449)	51

Net cash provided by (used in) operating activities	97	(2,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisition, net	(400)	—
Purchases of property and equipment	(13)	(137)
Purchase of investments	(194)	(900)
Sale of investments	58	63
Purchases of marketable securities	(1,000)	—
Disposal of marketable securities	1,300	2,400

Net cash (used in) provided by investing activities	(249)	1,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	58	—
Repayment of note payable	(58)	—
Proceeds from employee stock purchase plan and stock option exercises	2	11

Net cash provided by financing activities	2	11

Effect of exchange rate changes on cash	(1)	102

Net decrease in cash and cash equivalents	(151)	(896)
Cash and cash equivalents, beginning of period	1,545	2,256

Cash and cash equivalents, end of period	$1,394	$1,360

Supplemental cash flow information:
Net assets acquired in merger with Cortelco Systems Holding Corp., excluding cash (See note 4)	$4,954

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended April 30, 2009 and 2008

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2009 and for all periods presented.

Description of Business

eOn is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn delivers proven, IP-ready products that improve business performance. The Company’s Cortelco product line provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities.

The Company split its common shares in a 5 to 1 reverse split effective at market close on April 18, 2008. Stock and stock option data have been adjusted for presentation to reflect the reverse split.

On April 1, 2009, the Company acquired Cortelco Systems Holding Corp. (“Cortelco”) for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000. The note is non-interest bearing and is contingent primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the note payable obligation assumed on the April 1, 2009 acquisition date was estimated to be $4,930,000 using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. David Lee, Chairman and CEO of eOn, was the Chairman and the controlling shareholder of Cortelco.

For additional information, refer to the amended and restated Merger Agreement among the Company, Cortelco, and a wholly-owned subsidiary of the Company, setting forth the terms and conditions of the acquisition, filed as an exhibit to the Company’s 8-K dated as of December 18, 2008.

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”), eOn IP Voice, Inc. (“EIPV”) and Cortelco. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value Accounting

        In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on August 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement

No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning August 1, 2009, and are not expected to have a significant impact on the Company.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 was effective for eOn on August 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Software Development Costs

We account for costs related to software developed for external use in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at April 30, 2009 was approximately $107,000.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2009, options to purchase 2,500 shares of common stock were granted by the Company.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted an Employee Stock Purchase Plan which permits employees to purchase up to 250,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 1,000,000. The shares available under the plan were converted to 200,000 shares on April 18, 2008 when the Company’s common shares were split in a 5 to 1 reverse split. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2009, employees purchased 4,384 shares under the plan.

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

The assumptions used to value option grants for the nine months ended April 30, 2009 are as follows:

Expected volatility	107%
Expected term (in years)	6.25
Dividend yield	—
Risk-free interest rate	2.91%

Total stock-based compensation recognized for the nine months ended April 30, 2009 is as follows (in thousands):

Income Statement Classifications	Option Grants	ESPP	Total
Selling, general and administrative	$16	$1	$17
Research and development	—	—	—

Total	$16	$1	$17

As of April 30, 2009, the Company has total unrecognized compensation cost of $6,000 related to unvested stock options under the Plans. The Company expects these costs to be recognized on a declining basis ending during fiscal year 2013.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2008 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2008	181,871	210,096	$17.30
Granted	(2,500)	2,500	0.54
Exercised	—	—	—
Cancelled	23,543	(39,233)	37.60

Options at April 30, 2009	202,914	173,363	$12.46

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2009 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at April 30, 2009	Weighted Average Exercise Price
$ 0.00 – $ 25.00	167,843	4.9 years	$10.74	164,258	$10.92
$25.01 – $ 50.00	—	—	—	—	—
$50.01 – $ 75.00	4,920	0.8 years	57.98	4,920	57.98
$75.01 – $125.00	600	0.8 years	121.25	600	121.25

	173,363	4.8 years	$12.46	169,778	$12.68

The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2009 was $0. The aggregate intrinsic value of the 3,150 options which vested during the nine months ended April 30, 2009 was $0. During the nine months ended April 30, 2009, no options to purchase common stock were exercised.

3.	Revenue Recognition

The Company’s revenues from its four product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts

Millennium PBX System	Individual sale

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale

Cortelco	Individual sale

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

4.	Acquisition of Cortelco Systems Holding Corporation

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000. The note is non-interest bearing and is contingent primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method (Level 3 input of the FASB 157 hierarchy), and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. David Lee, Chairman and CEO of eOn, was the Chairman and the controlling shareholder of Cortelco.

The following represents the preliminary purchase price allocation at the date of the Cortelco acquisition (in thousands):

Cash	$100
Accounts receivable	1,578
Inventories	3,412
Deferred income taxes, current	212
Other current assets	333
Property and equipment	157
Deferred income taxes, long-term	58
Other assets	121
Current liabilities	(917)

Net assets acquired	$5,054

Although the purchase price allocation is not considered final as of the date of this report, management believes the final allocation will not be materially different than presented herein.

The following unaudited pro forma financial information gives effect to the acquisition as if it had been consummated at the beginning of the periods presented. This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of the future consolidated results of operations or financial condition.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Revenue	$4,080	$5,081	$13,953	$16,556
Loss from continuing operations	(3)	(1,009)	(40)	(2,361)
Loss from discontinued operations	—	(7)	—	(584)
Net loss	$(3)	$(1,016)	$(40)	$(2,945)
Basic and diluted pro forma loss per share:
From continuing operations	*	$(0.37)	$(0.01)	$(0.86)
From discontinued operations, net of tax	*	*	*	(0.21)

Basic and diluted pro forma loss per share	*	$(0.37)	$(0.01)	$(1.07)

*	Less than $0.01

5.	eOn IP Voice, Inc. (“EIPV) and Discontinued Operations

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

During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. EIPV activity for the three and nine months ended April 30, 2008 is as follows:

	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2008
Revenue	$—	$43
Cost of revenue	—	120
Impaired user licenses	—	28
Inventory obsolescence	—	39

Gross profit (loss)	—	(144)
General and administrative expense	20	341
Impaired property and equipment	—	57
Allowance for bad debts	—	55

Loss from discontinued operations	(20)	(597)
Income on disposal	13	13

Loss from discontinued operations	$(7)	$(584)

6.	Related Parties

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for the nine months ended April 30, 2009 and 2008 (in thousands):

	2009	2008
Receivable from CSPR
Balance at beginning of period	$—	$9
Cortelco balance at April 1	6	—
Purchases	4	4
Payments	(9)	(13)

Balance at end of period	$1	$—

The Company acquired 300,100 shares (or 18.89%) of CSPR stock in the merger with Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009. eOn is accounting for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, which was not significant for the three months ended April 30, 2009, will be included in income in the consolidated financial statements.

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

eOn and Spark share office space in San Jose, California. Spark bills eOn approximately $7,000 per month for rent and facility costs. The following represent related party transactions for the nine months ended April 30, 2009 and 2008 (in thousands):

	2009	2008
Receivable from Spark
Balance at beginning of period	$—	$108
Related party billings for engineering development and costs	—	352
Costs offset against operating expenses	3	6
Cash payments received from Spark	—	(317)
Payables offset against accounts receivable	(3)	(109)

Balance at end of period	$—	$40

	2009	2008
Payable to Spark
Balance at beginning of period	$—	$37
Operating costs billed to eOn	52	72
Payments to Spark	(49)	—
Balance offset against receivable from Spark	(3)	(109)

Balance at end of period	$—	$—

During July 2007, Spark gave notice of its intent to terminate the engineering development work performed by Aelix in India. As a result of this termination, the Company reduced the balance due from Spark by $26,000. This credit represented unamortized leasehold costs as of January 2008 and a facility deposit, offset by lost Aelix profits and rent through January 2008.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000, respectively shares or a total of approximately 3% of Symbio Investment Corporation. Symbio is a leading China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as a preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

At the time of the second investment in Symbio ($400,000), the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January 1, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

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

Until November 1, 2008, Symbio shared office space and personnel with eOn in Shanghai, China and was billed for expenses attributable to its business. The following represent related party transactions for the nine months ended April 30, 2009 and 2008 (in thousands):

	2009	2008
Receivable from Symbio
Balance at beginning of period	$84	$—
Operating costs billed	155	—
Payments	(237)	—

Balance at end of period	$2	$—

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

7.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2009	July 31, 2008
Raw materials and purchased components	$1,706	$961
Finished goods	5,231	2,759

Total	6,937	3,720
Inventory obsolescence reserve	(1,773)	(1,219)

Inventory	$5,164	$2,501

8.	Notes Payable

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company, an unrelated third party, in exchange for RMB 945,000, or approximately $138,000. The note payable is non-interest bearing and was due on January 19, 2009. The board of directors has approved the sale of eOn’s interest in Symbio-ESPark Business Outsourcing Joint Venture to Symbio in return for Symbio’s assumption of the note payable to Hangzhou Nature Opto Company. See Note 12.

9.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 2%-3% of product revenues for the eQueue and Millennium product line, has historically been comprised of materials and direct labor costs. The cost of satisfying warranty claims for the Cortelco product line, which approximates 0.5% of product revenues that are applicable to warranty, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The requirements of FIN 45 are applicable to the Company’s product warranty liability. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$82	$133
Warranty cost incurred	(15)	(47)
Warranty accrual acquired in merger	120	—
Accrued warranty cost	32	58

Ending balance	$219	$144

10.	Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the nine months ended April 30, 2009 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$6,031
Issuance of common stock under employee stock purchase plan	4,384	—	2	—	—	—	—	2
Stock based compensation expense, stock options and ESPP			17					17
Capital contribution by David Lee			50					50
Treasury stock acquired in merger				(4,200)	(1)			(1)
Comprehensive income (loss):
Foreign currency translation adjustments							(1)	(1)
Net loss	—	—	—	—	—	(450)	—	(450)

Comprehensive loss	—	—	—	—	—		—	(451)

Balance at April 30, 2009	2,873,992	$14	$56,000	(139,580)	$(1,503)	$(48,967)	$104	$5,648

11.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2009, three customers accounted for approximately 43% of total accounts receivable and individually 20%, 12% and 11% of the total accounts receivable.

(b)	Commitments

At April 30, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,699,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

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

On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009. The eOn board of directors has approved the sale of eOn’s interest in the Joint Venture to Symbio in return for Symbio’s assumption of the promissory note. The transaction was not complete as of this report date. See Note 8.

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

Overview

eOn Communications Corporation (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its 8,000 customers to easily leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn delivers proven, IP-ready products that improve business performance. The Company’s Cortelco product line provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities.

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

On December 12, 2008, the Company executed a restructured Agreement and Plan of Merger to acquire Cortelco Systems Holding Corporation (“Cortelco”) for up to $11,000,000 in cash, contingent primarily on the future earnings of Cortelco. On April 1, 2009, the Company completed the acquisition of Cortelco. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000. The note is non-interest bearing and is contingent primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments in cash until the full $11,000,000 consideration has been paid.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2009 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008.

Results of Operations

For the Three Months Ended April 30, 2009 compared to the Three Months Ended April 30, 2008

Net Revenue

Net revenue was up by approximately 63% at $2,465,000 for the three months ended April 30, 2009 compared to $1,514,000 for the same period of the previous year. The increase was attributable to the inclusion of Cortelco net revenue of $1,151,000 for the current quarter and higher international and service revenue partially offset by a decline of eQueue and Millennium product revenue. eQueue and Millennium product revenues declined during the quarter due to decreased customer demand.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 45% to $1,109,000 for the three months ended April 30, 2009 from $763,000 for the same period of the previous year, reflecting Cortelco gross profit of $344,000 and increases in eQueue gross profit partially offset by declines in Millennium gross profit. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 45% for the three months ended April 30, 2009 compared with gross margin of approximately 50% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 26% to $852,000 for the three months ended April 30, 2009, from $1,150,000 for the same period of the previous year. The decrease reflects lower compensation and related expenses, lower rent expense and lower depreciation, partially offset by the inclusion of Cortelco expenses for April and higher domestic contract services expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 76% to $172,000 for the three months ended April 30 from $703,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008 and the decrease reflects lower compensation and related expenses, lower rent expense, and lower depreciation. In the three months ended April 30, 2009, the Company capitalized approximately $107,000 of software development costs related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the first fiscal quarter of 2010 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $26,000 for the three months ended April 30, 2009 compared to $123,000 for the same period of the previous year. The decrease in other expense is primarily attributable to costs related to the closure of the India engineering facility and the loss on disposal of assets in India in the previous year.

Interest Income

Interest income was $1,000 for the three months ended April 30, 2009 compared to $16,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of funds invested and lower interest rate earned compared to the same period of the previous year.

For the Nine Months Ended April 30, 2009 compared to the Nine Months Ended April 30, 2008

Net Revenue

Net revenue increased approximately 3% to $5,556,000 for the nine months ended April 30, 2009 compared to $5,390,000 for the same period of the previous year. The increase was attributable to inclusion of Cortelco net revenue of $1,151,000 and higher service revenue, partially offset by declines in eQueue and Millennium product revenues over the same period of the previous year. Sales of Millennium systems were adversely impacted by slowdowns in key US government and education market segments during the nine months ended April 30, 2009. The decrease in eQueue revenues reflect lower domestic and international software sales during the nine months ended April 30, 2009 compared to the same period of the previous year.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 10% to $2,684,000 for the nine months ended April 30, 2009 from $2,971,000 for the same period of the previous year, reflecting declines in both eQueue and Millennium margins partially offset by the inclusion of Cortelco gross profit in the current fiscal year. Gross profit for eQueue and Millennium sales decreased for the nine months ended April 30, 2009, reflecting lower system sales over the same period of the previous year. Maintenance contract revenues with higher margins declined compared to the same period of the previous year. Gross margin % decreased to approximately 48% for the nine months ended April 30, 2009 compared with gross margin of approximately 55% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 30% to $2,307,000 for the nine months ended April 30, 2009, from $3,297,000 for the same period of the previous year. The decrease reflects lower compensation and related expenses, lower rent expense and lower depreciation, partially offset by the inclusion of Cortelco’s April expenses in the current year and higher domestic contract services expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 65% to $754,000 for the nine months ended April 30, 2009 from $2,140,000 for the same period of the previous year. The Company closed its engineering facility in India effective April 1, 2008 and the decrease reflects lower compensation and related expenses, lower rent expense, and lower depreciation. In the nine months ended April 30, 2009, the Company capitalized approximately $107,000 of software development costs related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the first fiscal quarter of 2010 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $87,000 for the nine months ended April 30, 2009 compared to $160,000 for the same period of the previous year. The decrease in other expense is primarily attributable to expenses related to the closure of the India engineering facility and the loss on disposal of fixed assets in India in the prior fiscal year.

Interest Income

Interest income was $14,000 for the nine months ended April 30, 2009 compared to $96,000 for the same period of the previous year. The decrease reflects a lower weighted average balance of funds invested and lower interest rate earned compared to the same period of the previous year.

Liquidity and Capital Resources

As of April 30, 2009, we had cash and cash equivalents of $1,394,000 and $700,000 in short-term marketable securities, and working capital of $8,267,000. Our short-term marketable securities are invested in liquid treasury securities.

Our operating activities resulted in a net cash inflow of $97,000 for the nine months ended April 30, 2009 compared to a net cash outflow of $2,435,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net loss (adjusted for non-cash items), lower inventories, prepaid assets, and trade accounts receivable, excluding the assets acquired in the merger with Cortelco. The inflow is partially offset by lower accrued expenses excluding the accrued expenses assumed in the merger with Cortelco. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher inventories and other current assets partially offset by higher accounts receivable.

Our investing activities resulted in a net cash outflow of $249,000 for the nine months ended April 30, 2009 compared to a net cash inflow of $1,426,000 for the same period of the previous year. Cash used in investing activities for the nine months ended April 30, 2009 was a result of net cash used in the acquisition of Cortelco of $400,000, an investment of approximately $136,000 in a joint venture in Hangzhou, China and purchases of property and equipment. Cash provided by investing activities for the same period of the previous year was a result of disposal of marketable securities and proceeds from the disposal of discontinued operations partially offset by the $900,000 investment in Symbio Group and purchases of property and equipment.

Our financing activities resulted in a cash inflow of $2,000 for the nine months ended April 30, 2009 compared to a cash inflow of $11,000 for the same period of the previous year. Cash provided by financing activities in the current period and in the prior period were due to purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses. Additionally, since inception, the Company has invested approximately $5,295,000 in capital expenditures.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2008; resulting in an accumulated deficit of $48,517,000 at that date. During the nine months ended April 30, 2009, cash and cash equivalents and short-term marketable securities decreased to $2,094,000 from $2,545,000, primarily as a result of funding the Cortelco merger and operating losses during the period.

The Company had a loss from continuing operations of $450,000 for the nine months ended April 30, 2009 versus a loss from continuing operations of $2,530,000 for the same period in the prior year. As of April 30, 2009, the Company had $2,094,000 in cash and cash equivalents and short-term marketable securities available to fund operations, of which $79,000 was held in international bank accounts.

The Company is largely dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco line of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that the cash, short-term marketable securities on hand, and Cortelco’s line of credit plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain additional debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2009, three customers accounted for approximately 43% of total accounts receivable and individually 20%, 12% and 11% of the total accounts receivable.

(b)	Commitments

At April 30, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,699,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending April 30, 2009.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya, Nortel Networks and Aspect Software;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Grand Stream and Aastra

•	Hosted solution providers including Packet 8, Five9, Echopass and Oracle.

•	Email management and web center software suppliers, such as eGain Communications, Kana Software, and Live Person;

•	Voice communications equipment suppliers, such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, and Siemens.

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com.

•	Telephony product suppliers such as Sprint North Supply (Premier), Telematrix, Sci-Tec, TT Systems, ATT/Vtech, Astra, and Panasonic.

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

If we cannot maintain our indirect and distribution sales channels our ability to generate revenue would be harmed.

A significant portion of our revenues are derived from distributors, dealers and value added resellers who have no obligation to sell our products. Therefore, distributors, dealers and value added resellers could discontinue selling our products at any time in favor of our competitors’ products or for any other reason. Sales to three distribution customers comprised approximately 59% of Cortelco’s sales for the year ended December 31, 2008. A reduction or loss of orders from our distributors, dealers and value added resellers could harm our business, operating results and financial condition.

The lengthy sales cycles of some of our products and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from four to twelve months for our eQueue products and from one to six months for our Millennium voice switching platform. The purchase of our products may involve a significant commitment of our customers’ time, personnel, and financial and other resources. Our telephone distributor sales are primarily shipped from stock. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers, distributors and value added resellers.

We incur substantial sales and marketing expenses and spend significant management time before customers place orders with us, if at all, on our eQueue and Millennium products. Revenues from a specific customer may not be recognized in the quarter in which we incur related sales and marketing expense, which may cause us to miss our revenues or earnings expectations. Although largely dependent on end user demand and distributor inventory levels, telephone distribution sales generally have a shorter sales cycle.

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

We depend upon our primary contract manufacturers Ayrshire Electronics (formerly ACT Electronics), Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Legacy telephones are manufactured in house from domestic and imported components. Other telephony products are sourced globally for sale through distribution channels. Our business, results of operations and financial condition could be harmed by any delivery delays.

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

As of April 30, 2009, our executive officers, directors and principal stockholders and their affiliates beneficially owned 722,331 shares, or 29.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Dated: June 12, 2009

/s/ Stephen R. Bowling
Stephen R. Bowling
Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)