Form 10-K
period 2009-07-31
EON COMMUNICATIONS CORP
filed 2009-10-29
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,093,061 based upon the closing sale price as reported by the NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2009).

2,735,634 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

* - Information is not required because the registrant is a smaller reporting company

PART 1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 6. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 7.

ITEM 1.	DESCRIPTION OF BUSINESS.

BACKGROUND

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of communications solutions incorporated in Delaware in July 1991. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to easily leverage flexible technologies in order to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or contact center technologies, eOn Communications delivers products that improve business performance. Sales and support of products in Asia is done through eOn Communications (Beijing) Corporation Limited (“eOn China”), the Company’s wholly owned subsidiary based in Beijing, China.

On April 1, 2009, the Company acquired Cortelco Systems Holding Corp. (“Cortelco”). David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco. Cortelco, Inc. is a wholly-owned subsidiary of Cortelco Holding. Cortelco provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long term relationships.

The Company’s principal executive offices are located at 185 Martinvale Lane, San Jose, California 95119. The telephone number at that address is (408) 694-9500. The Company also has offices located in Kennesaw, GA; Corinth, MS; and Beijing, PRC.

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

Cortelco is committed to fulfilling the communication needs of business and organizations worldwide. Cortelco’s mission is to provide our valued customers with telephone products together with service and support. Cortelco has formed partnerships with distributors and provides the support needed to supply customers with sales, marketing, customer service, technical support and training.

Millennium Converged Communications Platform

The Millennium is a modular, multi-shelf system combining hardware design with the flexibility of easily configurable software supporting both basic and complex telephony operations. It is a flexible system that can be configured to operate as a PBX, key system, hybrid, tandem switch channel bank or as a conduit for data applications. The Millennium is digital end-to-end and VoIP compatible. Its system design is based on distributed processing and DSP technology. Management believes this product offers businesses many advantages:

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

The Millennium offers a selection of telephones and desktop appliances to meet the communications needs of employees. Multiple models of VoIP and traditional phones as well as button expansion modules are offered that provide access to the Millennium’s call processing features.

•	Advanced Call Routing

The Millennium offers an array of call routing features necessary to route calls to the appropriate resource throughout an enterprise. Call routing plans can be simple or complex depending on business requirements. The Millennium supports up to 64 call routing plans with each plan allowing for 60 different sequences of instructions for customized call handling needs.

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

The eQueue® Multi-Media Contact Center is our product for customers who are looking to evolve from being a traditional call center company to a multimedia contact center. Unlike traditional telecom solutions, the eQueue System is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

The eOn eQueue solution offers many advantages in the complex and competitive customer interaction management marketplace.

•	Universal Queue

The eQueue’s universal queue approach enables contact centers to interact with their customers regardless of the media. The capability not only provides customers with consistent interaction management across all media, but also includes extensive skills-based routing for all contacts that can match the most appropriate resource to a customer’s need.

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

With a quarter century of contact center expertise, eOn has served customers in a variety of markets including Multi-Media Contact Centers, Traditional Call Centers, General Business Applications, Service Providers and Emergency 911 Centers. The eQueue is a fully redundant solution designed to perform in a mission-critical environment.

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

Cortelco Products

The telephone industry has evolved in recent years with cordless telephones, cell phones, VOIP and other computer based voice/data products broadening their scope of application. Most homes in the United States have moved to cordless products and have perhaps one corded or wired telephone. Despite the decline in the number of corded telephones in the residential market, there has been less migration to cordless and cellular in the business/commercial, government and institutional applications. Cortelco is an industry leader that markets a traditional design/style single line corded telephone. In order to maintain this leadership, Cortelco must leverage their existing business relationships and introduce new products that address the needs of the converging communications marketplace.

CUSTOMERS

During fiscal year 2009, the Company recognized revenue from the federal government of $1,638,000, or 15% of total revenue. Revenue from four major distributors acquired with the acquisition of Cortelco on April 1, 2009 was $2,937,000 or 28% of total revenue for the year ended July 31, 2009. Revenue from one of these distributors, Graybar Electric Co., Inc., was $1,525,000 or 14% of the total revenue for the year ended July 31, 2009.

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

In spite of the maturity of the North American market, we believe our eQueue Multi-Media Contact Center Solution offers advantages that will enable eOn to capture new customers. We will continue to support our core product offering to improve our ability to win competitive bids and provide additional solutions to our existing customers.

•	Maintain and Develop Strategic Relationships

eOn and Cortelco believe that it is critical that strategic relationships with major distributors be maintained and enhanced. The Company seeks new relationships that fit and do not create conflicting efforts within its distributor network. In the highly competitive telephony business, Cortelco sells products that are not leading edge technology. Product sales are based on a reputation for quality and service that has been built over many years.

•	Introduce a new VOIP Platform

During the next fiscal year, eOn will introduce a new VOIP platform that will support PBX and ACD functions. The goal is to provide all of the features inherent in our existing products while at the same time improve our capability to seamlessly network over distributed environments.

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

eQueue Workforce provides an integrated workforce scheduling and forecasting solution that allows customers to have the ability to improve the quality of customer interactions, more closely adhere to service level goals, and lower their contact center workforce costs.

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

eConn

eOn is developing a new VOIP platform that will be named “eConn” and projected for availability in the second quarter of fiscal year 2010. This new platform will support over 500 telephony features which can be delivered through a new easy-to-use graphical user interface (“GUI”). The eConn platform will provide options to add unified messaging, auto-attendant, presence management tools and mobility applications. eConn will utilize a native Computer-Supported Telecommunications Applications (“CSTA”) interface making it easier to support an extensive range of third-party Computer Telephony Integration (“CTI”) applications.

Cortelco

Cortelco focuses its resources on developing and marketing telephony products that help businesses communicate more effectively, efficiently, and reliably with their customers. Communications technology is a critical factor for businesses in their effort to gain a competitive edge. To enable businesses to succeed in this area, Cortelco offers corded and cordless analog and digital telephones capable of operating in the multiple PBX, Key System and Centrex environments.

•	Corded

Cortelco offers a wide variety of corded telephones in multiple colors and with multiple features (including message waiting indicator, flash, hold, mute, speakerphone, headset capable and one to four line models) for home, office, warehouse, shop or other business use. Models include traditional 2500 desk and 2554 wall models with multiple features and colors. Cortelco offers several models and model families which focus on business, schools, healthcare and other institutional applications. Cortelco also offers products that target markets for the aged and disabled with models that feature large easy-to-see dial buttons, emergency one-touch dial memory, Braille key pad, and large backlit LCD displays.

•	Cordless

Cortelco has new products slated for introduction, including DECT (Digital European Cordless Telecommunications) cordless to complement the current cordless analog models as well as expanded corded line powered caller ID models, and a new four line model to complement the new “7 Series” family of business corded telephones.

•	SIP VOIP

Cortelco is introducing a new SIP (Session Initiation Protocol) VoIP telephone to expand our Internet Protocol (IP) family of products, which have been certified to comply with equipment manufactured by the largest IP network equipment supplier in the United States. Further expansion of the IP family of products is planned.

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

Our marketing objective is to position eOn as a proven provider of enterprise communications and contact center solutions. Our target customer base continues to be mid-size businesses that are looking to deploy or replace their legacy communications systems with next generation IP telephony and multi-media contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, education/school systems, providers of outsourced contact center solutions, traditional and online retailers. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VAR.

Cortelco products are primarily sold through several distribution channels. An integral part of Cortelco’s strategy is to strengthen and protect its relationships with resellers, distributors and other vendors to encourage these parties to recommend or distribute Cortelco’s products and to add resellers both domestically and internationally. Cortelco currently invests, and intends to continue to invest, significant resources to expand its sales and marketing capabilities.

Cortelco’s marketing objective is to offer competitively priced, but with superior quality and reliability, customer premise communication equipment through our distributor channel. Our distributor’s target customer base consists of businesses, government, schools, healthcare and other institutions that seek legacy as well as IP telephone equipment.

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

Cortelco’s approach is to identify market and product applications that fit core competencies as well as to seek new technologies. Cortelco does not engage in product development engineering, but rather partners with companies that either already have the desired technology or possess the technical background to develop the desired products. The recent merger with eOn provides additional technical resources that can be applied, on an as needed basis, to evaluate new products and particularly those for VOIP applications. Cortelco’s “vendor/partner” strategy has resulted in favorable credit terms and the ability to buy small quantities of many models with various colors and features as well as avoid the large cost of baseline hardware and software engineering and development.

MANUFACTURING

We currently use two contract manufacturers to produce the Millennium—Ayrshire Electronics, Inc (formerly ACT Electronics, Inc.), and Innovative Circuits, Inc. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. We believe that Ayrshire Electronics and Innovative Circuits have sufficient capacity and technical capabilities to respond to foreseeable increases in customer demand and advances in technology. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. We make purchases from Ayrshire and Innovative Circuits through purchase orders.

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

Cortelco buys many of its product families from various offshore suppliers with whom we have worked for several years. We manufacture our 2500/2554/3554 product lines from both offshore and domestically produced components at our Corinth, Mississippi facility. We are dependent on sole source suppliers for certain components and finished goods. Interruptions in the availability of these items from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components could cause delays and result in additional expenses.

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

Our major competitors for the Millennium are the companies that provide products for the traditional voice communications market. These products include PBXs, voicemail systems and related products. These companies include Avaya, Mitel, NEC, Toshiba, and Siemens.

•	VoIP Telephone Suppliers

Our major competitors for the eNterprise SIP Business Telephones include Polycom, Aastra, Linksys, Snom, and Grandstream among others. Each providesVoIP phones families that are compatible with major VoIP softswitch suppliers.

•	Contact Center Vendors

Our major competitors for the eQueue are the traditional ACD or call center vendors who have large customer bases, brand recognition, reliable scaleable product offerings and have extensive experience with voice applications. However, their contact center solutions often consist of multiple separate technologies with little integration, have proprietary system architectures, and are expensive. These competitors include Avaya, and Aspect Software. We also face competition from other contact center competitors that feature integrated applications (all-in-one products) that are built on Intel hardware platforms. These competitors have reduced the need for systems integration and are often aggressively priced, but also lack brand recognition and do not have the depth of telephony capability of the traditional vendors. These vendors include Interactive Intelligence and Syntellect.

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

There are many competitors that supply software for managing the rapidly increasing volumes of web and email communications for e-commerce. These competitors’ products and services manage inbound and outbound email and web-based communications, while facilitating the delivery of specific and personalized information to each customer. They strive to enable e-businesses to enhance customer relationships, generate additional revenue opportunities, and reduce the cost of online communications. Email and Web center software competitors include eGain, Kana Software, and LivePerson. We intend to compete in the web center software and services market by providing integrated voice and data communications in a contact center environment or providing a direct upgrade path from a Web center to an integrated contact center.

•	Application Solution or Hosted Solution Providers

Emerging areas for competitors are firms that deliver enterprise communications and contact center functionality from a web based hosted platform. Oracle, Five9, and 8 X 8 are examples of companies offering this model in the market place. Advantages typically promoted are investment flexibility with monthly or transaction based licensing, immediate access to technology upgrades, and disaster recovery options. Business issues that must be considered include IP voice quality, system and application scalability, and limitations in system management and control.

•	Cortelco Competition

The market in which Cortelco participates is intensely competitive, rapidly evolving and subject to technological changes. Cortelco considers KGP Logistics (formerly Embarq or Sprint North Supply), Telematrix, SciTec, Vtech(AT&T), Aastra and Panasonic to be key competitors for current products. Key competitive factors include product quality, features, functionality, product differentiation and reputation. Cortelco does not sell into the extremely competitive and low margin retail market but rather sells products into the commercial, government, independent telephone companies and various institutional markets.

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

“eOn,” “eQueue,” “Millennium”, “eNterprise”, “WorkSpace”, “eConn”, “Cortelco”, “Centurion”, “Tel-Flash”, “Tel-Trex”, & “Trendline” are trademarks of eOn and Cortelco.

EMPLOYEES

As of July 31, 2009, we had 61 employees. We had 46 employees in the United States, 14 employees in China and 1 employee in Canada. The mix of employees was 13 in sales and marketing, 17 in research, development, and professional services, 17 in general and administration, and 14 in manufacturing and distribution. On April 1, 2009, the Company acquired Cortelco, with whom eOn previously had an outsourcing agreement whereby Cortelco provided management for all U.S. operations for eOn. Included in the management services were sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. The Company also utilizes temporary employees, independent contractors, and part-time employees as needed. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	72	Chairman and Director
James W. Hopper	65	Chief Executive Officer and Director
Lee M. Bowling	54	Chief Financial Officer

DAVID S. LEE, became the Chairman of the Board of eOn in 1991. From 2003 until June 2008, he served as President and Chief Executive Officer. Previously Mr. Lee served as Chief Executive Officer from May 2000 through August 2001. Mr. Lee is a director of Linear Technology Corporation, a semiconductor company, Chairman of the Symbio Group, a global outsourcing company and serves as a Senior Advisor for Silver Lake, a private equity investment firm for technology. Mr. Lee is also Regent Emeritus for the University of California. From 1985 to 1988, Mr. Lee was President and Chairman of Data Technology Corporation, a computer peripheral company. Prior to 1985, he was Group Executive and Chairman of the Business Information Systems Group of ITT Corporation, a diversified company, and President of ITT Qume, formerly Qume Corporation, a computer systems peripherals company. In 1973, Mr. Lee co-founded Qume Corporation and was its Executive Vice President until the company was acquired by ITT Corporation in 1978. Mr. Lee received an M.S. from North Dakota State University and a B.S. and an honorary doctorate from Montana State University.

JAMES W. HOPPER, became Chief Executive Officer and director of eOn in June 2009. Prior to joining the Company, Mr. Hopper has been President of Cortelco, Inc. since 1997. Prior to 1997, he was Executive Vice President of Cortelco International, Inc., President and Chief Executive Officer of CMC Industries, and Executive Vice President and Plant Manager of Cortelco USA. Mr. Hopper’s experience also includes thirty-five years with ITT Corporation where he held numerous senior management positions. He has served on the Board of Directors of CMC Industries, Cortelco Systems Puerto Rico, International Telecommunications Corp., Ringers, Inc., and KSS Mid-South, Inc. Mr. Hopper holds a B.B.A in Management and Economics from the University of Memphis.

LEE M. BOWLING, became Chief Financial Officer of eOn in June 2009. Prior to joining the Company, Mr. Bowling has been Vice President and Chief Financial Officer of Cortelco, Inc. since 2004. Prior to 2004, Mr. Bowling was Controller of Cortelco, Inc from 1997 until 2004. His experience also includes various supervisory and management positions with ITT Telecommunications and Telephone Electronics Corporation. Mr. Bowling holds a B.S. in Accounting from Mississippi State University.

ITEM 1A.	RISK FACTORS

RISK FACTORS

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

eOn has experienced substantial losses and may continue to incur losses in the future.

For the year ended July 31, 2009, eOn had a net loss of $339,000. eOn has incurred substantial losses since inception through July 31, 2009 resulting in an accumulated deficit of $48,856,000. eOn may not be able to achieve profitability from operations in the future.

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

Our quarterly operating results are also likely to fluctuate due to seasonal factors. Some of our vertical markets, such as the U.S. government, educational and retail buyers, follow seasonal buying patterns and do not make substantial purchases during our fiscal quarters ending January 31. Thus, revenues in the quarters ending January 31 are often lower than in the previous quarters. Because of these and other factors, our operating results may not meet expectations in some future quarters, which could cause our stock price to decline.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya and Aspect;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Snom, Grand Stream and Aastra

•	Hosted solution providers including 8 X 8, Five9, Echopass and Oracle.

•	Email management and web center software suppliers, such as eGain Communications, Kana Software, and LivePerson;

•	Voice communications equipment suppliers, such as Avaya, Mitel, NEC, Toshiba, and Siemens.

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com.

•	Telephony product suppliers such as KGP Logistics, Telematrix, SciTec, Vtech, Aastra, and Panasonic

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

Our strategic relationships with third parties may not be successful.

Our ability to develop our business, particularly in China, will depend on our ability to identify partnership opportunities and to enter into suitable commercial arrangements and to maintain close working relationships with these and other industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment.

To develop our business, we plan to use the business relationships of our management team in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties and local government bodies and contractual arrangements with other companies. We may not be able to establish these strategic relationships, or, if established, may not be able to maintain these relationships, particularly if members of the management team leave us. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake to fulfill our obligations to these partners and/or maintain these relationships. If we do not successfully establish or maintain strategic relationships, we may not be able to achieve our business goals and that could adversely affect our anticipated results of operations and financial condition.

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

We depend upon our primary contract manufacturers Ayrshire Electronics, Innovative Circuits, and Clover Electronics. We may not be able to deliver our products on a timely basis if any of these manufacturers fail to manufacture our products and deliver them to us on time. In addition, it could be difficult to engage other manufacturers to build our products. Our business, results of operations and financial condition could be harmed by any delivery delays.

We buy many of our Cortelco products from various offshore suppliers with whom we have worked for several years. We are dependent on sole source suppliers for certain components and finished goods. Interruptions in the availability of these items from our key suppliers could result in delays or reductions in product shipments, which could damage our customer relationships and harm our operating results. Finding alternate suppliers or modifying product designs to use alternative components could cause delays and result in additional expenses.

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

As of September 30, 2009, our executive officers, directors and principal stockholders and their affiliates beneficially owned 872,368 shares, or 30.5% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 2.	PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	2,002 sq. ft.	August 2012	Office
Corinth, Mississippi, USA	77,000 sq. ft.	December 2010	Office/Warehouse
San Jose, California, USA	3,780 sq. ft.	December 2010	Office

Aggregate annual rental payments for the Company’s facilities are approximately $233,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 28, 2009, the 2008 Annual Meeting of Stockholders of eOn Communications Corporation was held to vote on the following routine items:

(1)	To elect one Class III director to serve on the Company’s Board of Directors for a term of three years or until his/her successor is elected and qualified;

	Votes For	Votes Withheld
W. Frank King	1,862,247	221,763

(2)	To ratify the appointment of GHP Horwath, P.C. as our independent registered public accounting firm.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
2,046,520	31,494	5,995	—

Based upon the voting results, each of the above items was approved by shareholders.

The terms of directors David S. Lee, James W. Hopper, Robert P. Dilworth, and Frederick W. Gibbs continued after the Annual Meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

QUARTER ENDED	HIGH	LOW
July 31, 2009	$0.90	$0.59
April 30, 2009	$0.90	$0.37
January 31, 2009	$0.80	$0.30
October 31, 2008	$1.25	$0.54

July 31, 2008	$1.40	$0.66
April 30, 2008	$2.42	$1.31
January 31, 2008	$4.65	$1.70
October 31, 2007	$5.15	$3.70

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

On June 23, 2008 the Company received a NASDAQ Staff Deficiency Letter from the NASDAQ Stock Market. The letter stated that for the prior 30 consecutive business days, the closing bid price per share of the Company’s common stock had been below the $1.00 minimum per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310(c)(4). According to the Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until December 22, 2008, to regain compliance. On October 22, 2008, pursuant to the suspension of NASDAQ’s bid and market value rules, NASDAQ notified the Company that eOn had until March 26, 2009 to regain compliance.

On December 23, 2008, March 25, 2009, and July 13, 2009, NASDAQ suspended the bid price and market value of publicly held shares requirement, effectively freezing the stage in the compliance period until July 31, 2009. The Company had 66 calendar days, or until October 7, 2009 to regain compliance. On August 26, 2009, NASDAQ notified the Company that it has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

Holders

As of September 30, 2009, there were approximately 240 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,400 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2009 and 2008, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Equity Compensation plans is set forth under Part III of this report under the caption “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000. The note is non-interest bearing and is contingent primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The note was issued pursuant to an exemption from registration under The Securities Act of 1933 in reliance upon Section 4(2) and Regulation D. The fair value of the note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000.

Stock Repurchases in the Fourth Quarter

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

eOn Communications Corporation™ (“eOn” or the “Company”) is a global provider of innovative communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use the eOn products to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architectures (SOA).

The Company completed its acquisition of Cortelco on April 1, 2009. For additional information, refer to the amended and restated Merger Agreement among the Company, Cortelco Holding, and a subsidiary of the Company, setting forth the terms and conditions of the acquisition, filed as an exhibit to the Company 8-K dated as of December 18, 2008. Cortelco, Cortelco Holding’s wholly owned subsidiary, provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco has formed strategic alliances with distributors and provides the support needed to supply customers with quality sales, marketing, customer service, technical support, and training.

The Company incurred a net loss of $339,000 for fiscal year 2009. The increase in revenue and gross margin resulting from the acquisition of Cortelco was partially offset with inputed interest on the note payable to Cortelco’s shareholders. Imputed interest is dependent on Cortelco’s projected earnings and resulting payments pursuant to the note payable to Cortelco’s former shareholders. Cash flows generated by Cortelco subsequent to the merger will first be used to pay the obligation under the merger agreement until the full $11,000,000 is satisfied.

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

Revenue Recognition

The Company’s revenues from its four product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts

Millennium PBX System	Individual sale

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale

Cortelco Products	Individual sale

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

See Note 13 Stock-Based Compensation to the consolidated financial statements for further information regarding SFAS 123R.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2009, the Company has available net operating loss (“NOL”) carry-forwards of approximately $25,000,000.

Accounting principles generally accepted in the United States of America require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carry-forward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings, to the extent that it is more likely than not that deferred tax assets may not be realized, management has provided for an allowance on its net deferred tax assets. The Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state and foreign income taxes.

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

RESULTS OF OPERATIONS

The following table presents our operating ratios for fiscal years 2009 and 2008:

	For the Years Ended July 31,
	2009	2008
Net revenue	100.0%	100.0%
Cost of revenue	55.1%	45.1%

Gross profit	44.9%	54.9%
Operating expenses:
Selling, general and administrative	34.1%	55.7%
Research and development	8.7%	37.8%
Other expense	1.1%	4.0%

Total operating expense	43.9%	97.5%

Income (loss) from continuing operations	1.0%	(42.6)%
Interest (expense) income, net	(4.4)%	1.7%
Equity earnings of an unconsolidated equity investee	0.3%	0.0%

Loss before income taxes and discontinued operations	(3.1)%	(40.9)%
Income taxes	0.0%	0.0%

Loss before discontinued operations	(3.1)%	(40.9)%
Discontinued operations	0.0%	(8.5)%

Net Loss	(3.1)%	(49.4%)

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium and Cortelco product lines and product and maintenance and professional service revenue generated by our eQueue product line. Net revenue increased approximately 52% to $10,645,000 for the year ended July 31, 2009 from $6,994,000 for the previous fiscal year. The increase reflects $4,231,000 in Cortelco revenue subsequent to the acquisition on April 1, 2009, partially offset by lower eQueue revenue from products, maintenance and professional services, and lower Millennium revenue compared to the prior year. Sales of Millennium systems and eQueue systems were adversely impacted by slowdowns in key U.S. government and education markets and increased competition.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our phones and systems. Gross profit increased approximately 25% to $4,782,000 for the year ended July 31, 2009 compared to $3,839,000 for the previous fiscal year. The increase in gross profit reflects inclusion of Cortelco’s gross profit and increased Millennium gross profit partially offset by lower eQueue product, maintenance and professional service revenues. Our gross margins were 45% and 55% for fiscal years 2009 and 2008, respectively. The decrease in margin percentage reflects lower maintenance and professional services revenue, which historically have higher margins. The inclusion of Cortelco activity beginning April 1, 2009, which historically has a lower margin, also contributed to the decline in gross margin percentages.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $3,633,000 for the year ended July 31, 2009, a decline of 7% from $3,893,000 in the prior fiscal year. The decrease reflects lower personnel costs, lower travel and entertainment expenses and lower overhead expenses, partially offset by the inclusion of Cortelco’s expenses subsequent to April 1, 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on development of the new eConn IP-PBX/ACD with continued enhancements for our eQueue and Millennium product lines. Research and development expenses were $926,000 for the year ended July 31, 2009, which represents a decrease of approximately 65% from $2,641,000 in fiscal year 2008. The decrease primarily reflects lower personnel costs, travel, and overhead expenses. The Company capitalized approximately $243,000 of software development costs related to a new IP PBX that is under development. Amortization of the capitalized cost is expected to begin in the second fiscal quarter of 2010 when the product is available for general release to customers. The Company closed its engineering facility in India effective April 1, 2008 and incurred approximately $244,000 in severance expenses in fiscal year 2008.

OTHER INCOME AND EXPENSE, NET

Other income and expense, net is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense was $120,000 in fiscal 2009 compared to $283,000 in fiscal year 2008. The decrease is primarily a result of losses related to the closure of the India engineering facility and losses on disposal of assets in India in fiscal year 2008.

INTEREST EXPENSE, NET

Interest expense was $466,000 in fiscal year 2009 and interest income was $117,000 in fiscal year 2008. The increase in fiscal year 2009 reflects imputed interest of $480,000 on the note payable to the former Cortelco shareholders.

INCOME TAX EXPENSE

No income tax benefit from continuing operations was recorded for the years ended July 31, 2009 and 2008 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

DISCONTINUED OPERATIONS

Discontinued operations for the year ended July 31, 2008 is comprised of $604,000 of losses from eOn IP Voice, Inc. and a $13,000 gain on disposal during the third fiscal quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, we had cash and cash equivalents of $3,010,000 and a working capital balance of $7,802,000. At July 31, 2008, our short-term investments were invested in auction rate securities. These securities were sold at par in October 2008 and are now invested in liquid treasury securities.

Our operating activities resulted in net cash inflows of $1,256,000 for fiscal year 2009 compared to net cash outflows of $2,731,000 for fiscal year 2008. The increase in net operating cash flow for the current fiscal year primarily reflects lower inventories and higher accounts payable partially offset by net loss (adjusted for non cash items) for the year and higher trade and related party accounts receivable. Net operating cash outflow for fiscal year 2008 was primarily the result of net loss (adjusted for non cash items) for the year, higher inventory and prepaid assets and lower accounts payable, partially offset by lower accounts receivable.

Our investing activities resulted in net cash inflows of $209,000 for fiscal year 2009 compared to net cash inflows of $1,776,000 in fiscal year 2008. Cash provided by investing activities during fiscal year 2009 was primarily related to net sales of marketable securities, partially offset by net cash of $400,000 used in the acquisition of Cortelco, capitalized software development costs of $243,000, an investment of approximately $136,000 in a joint venture in Hangzhou, China, and capital expenditures. Cash provided by investing activities during fiscal year 2008 consisted primarily of net sales of marketable securities and proceeds from the disposal of Spark stock, partially offset by the investment in Symbio and capital expenditures.

Our financing activities resulted in net cash inflows of $2,000 and $149,000 in fiscal years 2009 and 2008, respectively. Cash provided by financing activities during fiscal year 2009 was attributable to proceeds from the employee stock purchase plan. Cash provided by financing activities during fiscal year 2008 was attributable to proceeds from the employee stock purchase plan and proceeds from a note payable.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through July 31, 2009 resulting in an accumulated deficit of $48,856,000. The Company recorded a net loss of $339,000 in fiscal year 2009. As of July 31, 2009, the Company had $3,010,000 in cash and cash equivalents available to fund operations, of which $83,000 was held in international bank accounts.

The Company is largely dependent on available cash and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of July 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco line of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

The Company believes that the cash, short-term marketable securities on hand, and Cortelco’s line of credit plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and the Company could be in a position that would require the Company to raise additional capital, which may not be available to the Company or may not be available on acceptable terms.

NET LOSS

Net loss decreased to $339,000 in fiscal year 2009 compared to a net loss of $3,452,000 in fiscal year 2008 due to the acquisition of Cortelco and reduction in expenses explained above.

Reported net loss has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net loss and loss per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure
(In thousands, except per share amounts)
Year Ended
July 31, 2009
Net loss reported	$(339)
Interest imputed	480

Net income less imputed interest	$141

Net loss per common share as reported	$(0.12)
Interest imputed	0.18

Net income per common share less imputed interest	$0.05

Weighted average common shares outstanding	2,735

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2009 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Notes payable (1)	$5,048	$1,157	$609	$511	$427	$379	$1,965
Operating leases (2)	396	247	114	35	—	—	—
Purchase obligations (3)	1,832	1,832	—	—	—	—	—

Total	$7,276	$3,236	$723	$546	$427	$379	$1,965

(1)	Actual payments under the note payable to Cortelco’s shareholders (“Cortelco Note”), which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.
(2)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(3)	Outstanding commitments for purchases of inventory under open purchase orders.

On August 10, 2009, the Company’s lease was cancelled and the Company entered into a new sublease agreement reducing the leased square footage to 2,002 sq. ft. of office space in Kennesaw, Georgia. The sublease has a term of three years and provided for rent expense of approximately $2,500 per month.

The Company leases approximately 3,780 square feet of office space in San Jose, California. This joint lease with Spark Technologies has monthly rent of approximately $3,700 and expires December 31, 2010.

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

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of July 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

SUBSEQUENT EVENT

The Company has evaluated events through October 29, 2009 for consideration as a subsequent event to be included in its July 31, 2009 financial statements issued October 29, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, “Accounting for Contingencies”. The FSP is effective for fiscal years beginning after December 15, 2008. The Company expects FSP SFAS 141(R)-1 will have an impact on accounting for business combinations once adopted and the effect is dependent upon acquisitions at that time.

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

In October 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impact of this EITF on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing “type 1” and “type 2” with “recognized” and “unrecognized,” and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2009, the FASB approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the first quarter of fiscal year 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and subsidiaries as of July 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income, for each of the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

October 29, 2009

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,010	$1,545
Marketable securities	—	1,000
Trade accounts receivable, net of allowance of $332 and $680, respectively	2,943	932
Trade accounts receivable—related party	228	84
Inventories	5,032	2,501
Deferred income taxes	270	—
Prepaid and other current assets	242	177

Total current assets	11,725	6,239
Property and equipment, net	209	176
Intangibles, net	410	251
Investments	1,136	900
Investment in unconsolidated equity investee	140	—
Other non-current assets	—	88

Total assets	$13,620	$7,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,127	$214
Trade accounts payable—related party	11	126
Notes payable, related party	1,157	138
Accrued expenses and other	1,628	1,145

Total current liabilities	3,923	1,623
Note payable, related party, net of current portion	3,891	—

Total liabilities	7,814	1,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,873,992 and 2,869,608 shares issued, respectively)	14	14
Additional paid-in capital	56,048	55,931
Treasury stock, at cost (139,580 shares)	(1,503)	(1,502)
Accumulated deficit	(48,856)	(48,517)
Accumulated other comprehensive income	103	105

Total stockholders’ equity	5,806	6,031

Total liabilities and stockholders’ equity	$13,620	$7,654

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2009	2008
REVENUE
Third party revenue	$10,355	$6,646
Related party revenue	290	348

Net revenue	10,645	6,994
COST OF REVENUE
Third party cost of revenue	5,659	2,832
Related party cost of revenue	204	323

Cost of revenue	5,863	3,155

Gross profit	4,782	3,839
OPERATING EXPENSE
Selling, general and administrative (including $243 and $210 of related party management fees, respectively)	3,633	3,893
Research and development	926	2,641
Other expense, net	120	283

Total operating expense	4,679	6,817

Income (loss) from continuing operations	103	(2,978)
Interest (expense) income	(466)	117
Equity earnings of unconsolidated equity investee	29	—

Loss from continuing operations before income taxes	(334)	(2,861)
Income tax expense	(5)	—

Loss from continuing operations after income taxes	(339)	(2,861)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(604)
Gain on disposal of discontinued operations, net of tax of $0	—	13

Loss from discontinued operations	—	(591)

Net loss	$(339)	$(3,452)

Weighted average shares outstanding
Basic and diluted	2,735	2,725
Basic and diluted loss per share:
From continuing operations	$(0.12)	$(1.05)
From discontinued operations, net of tax	—	(0.22)

Basic and diluted net loss per share	$(0.12)	$(1.27)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339)	$(3,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities of discontinued operations	—	161
Gain on disposal of discontinued operations	—	(13)
Stock based compensation expense	25	151
Depreciation and amortization	180	223
Allowance for doubtful accounts	55	14
Loss on disposal of fixed assets	39	106
Imputed interest on note payable	480	—
Equity earnings in unconsolidated investee	(29)	—
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(488)	835
Inventories	881	(153)
Prepaid and other current assets	232	(147)
Trade accounts payable	329	(218)
Trade accounts receivable/payable—related party	(259)	(178)
Accrued expenses and other	150	(60)

Net cash provided by (used in) operating activities	1,256	(2,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(114)
Capitalized software development costs	(243)	—
Purchase of investments	(194)	(900)
Sale of investments	58	—
Proceeds from disposal of Spark stock	—	300
Sales of marketable securities	1,000	2,400
Net cash used in business acquisition	(400)	—
Proceeds from disposal of discontinued operations	—	90

Net cash provided by investing activities	209	1,776
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	138
Proceeds from employee stock purchase plan	2	11

Net cash provided by financing activities	2	149

Effect of exchange rate changes on cash	(2)	95

Net increase (decrease) in cash and cash equivalents	1,465	(711)
Cash and cash equivalents, beginning of period	1,545	2,256

Cash and cash equivalents, end of period	$3,010	$1,545

Supplemental cash flow information:
Interest paid	$—	$—

Income taxes paid	$5	$—

Supplemental disclosure of non-cash investing activity:
Net assets acquired in merger with Cortelco Systems Holding Corp., excluding cash (see Note 3)	$4,954

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2007	2,849,629	$14	$55,769	(135,380)	$(1,502)	$(45,065)	$—	$9,216
Issuance of common stock under employee stock purchase plan	3,879	—	11	—	—	—	—	11
Stock based compensation expense, stock grants	16,100	—	35	—	—	—	—	35
Stock based compensation expense, stock options and ESPP		—	116	—	—	—	—	116
Comprehensive income (loss):
Foreign currency translation adjustments							105	105
Net loss	—	—	—	—	—	(3,452)	—	(3,452)

Comprehensive loss	—	—	—	—	—		—	(3,347)

Balance at July 31, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$6,031
Issuance of common stock under employee stock purchase plan	4,384	—	2	—	—	—	—	2
Stock based compensation expense, stock options and ESPP			25					25
Capital contribution by David Lee			90					90
Treasury stock acquired in merger				(4,200)	(1)			(1)
Comprehensive income (loss):
Foreign currency translation adjustments							(2)	(2)
Net loss	—	—	—	—	—	(339)	—	(339)

Comprehensive loss	—	—	—	—	—		—	(341)

Balance at July 31, 2009	2,873,992	$14	$56,048	(139,580)	$(1,503)	$(48,856)	$103	$5,806

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2009 and 2008

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco China Corporation, eOn IP Voice, Inc. (“EIPV”), and Cortelco Systems Holding Corp. (“Cortelco”) acquired on April 1, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. At July 31, 2009 there was approximately $83,000 held in foreign bank accounts.

(c)	Marketable Securities

Marketable securities are classified as available for sale and are reported at fair value. Unrealized holding gains and losses, if any, net of the related income tax effect, are excluded from income and are reported in other comprehensive income. Realized gains and losses are included in income on the specific identification method.

(d)	Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. As a result, the Company must estimate the portion of accounts receivable that are uncollectible and record any necessary valuation reserves. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

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

Years Ended July 31, 2009 and 2008

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(g)	Intangible Assets

Intangibles represent process technology acquired from Aelix Systems Inc. (Aelix) and software development costs. Aelix was the Company’s 100% owned subsidiary, which was closed effective April 1, 2008. The Company recorded amortization of $84,000 in each of the last two fiscal years, and expects to record approximately $84,000 of amortization in each of the next two years.

The Company accounts for costs related to software developed for external use in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. As required by SFAS No. 86, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at July 31, 2009 was approximately $243,000. The software is under development and is expected to be available for general release to customers in the second fiscal quarter of 2010, at which time the Company will begin amortizing it.

In accordance with Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” management of the Company evaluates the carrying value of the process technology annually or when a possible impairment is indicated. Based on its evaluation, management believes that no impairment has occurred as of July 31, 2009.

(h)	Stock Compensation Plans

The Company accounts for stock-based compensation under SFAS No. 123R (“SFAS 123R”), Share Based Payments. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For share-based payments to non-employees, the Company also considers the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Years Ended July 31, 2009 and 2008

(i)	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

(k)	Revenue Recognition

The Company’s revenues from its four product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale
Cortelco Products	Individual sale

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

Cortelco sells corded and cordless analog and digital telephones capable of operating in the multiple PBX, Key System and Centrex environments primarily through stocking distributors.

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of products as cost of sales.

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

The Company follows SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Basic weighted average shares outstanding were 2,735,251 and 2,725,280, for the years ended July 31, 2009 and 2008, respectively. During fiscal years ended July 31, 2009 and 2008, potentially dilutive shares were excluded from the computation of dilutive loss per share because the Company has a net loss from operations for the periods and their effect would have been anti-dilutive.

(m)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable, related party accounts payable, and related party notes payable are not practical to estimate due to the related party nature of the underlying transactions.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on August 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning August 1, 2009, and are not expected to have a significant impact on the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

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

The Company’s marketable securities, consisting primarily of money market securities and U.S. Treasury securities, are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable securities is calculated as the quoted market price of the marketable security multiplied by the quantity of securities held by the Company.

The note payable to the former Cortelco shareholders (See Note 3) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy.

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

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components and requires a separate statement to report the components of comprehensive income for each period reported. For the fiscal year ended July 31, 2009, comprehensive income consists of foreign currency translation adjustments. The functional currency of the Company’s China operations is the Renminbi Yuan. The financial statements of the operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of stockholders equity. Foreign currency transaction gains and losses are included in determining net (loss) income.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

(p)	Research and Development Costs

The Company allocates expenses to research and development costs based on headcount that is dedicated to research and development activities.

(q)	Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2009 and 2008 were not significant.

(r)	Segment Reporting

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: Communications Systems and Services, and Telephony Products. Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance.

(s)	Recently Issued Accounting Standards

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, “Accounting for Contingencies”. The FSP is effective for fiscal years beginning after December 15, 2008. The Company expects FSP SFAS 141(R)-1 will have an impact on accounting for business combinations once adopted and the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”) effective for financial statements issued

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

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

In October 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impact of this EITF on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP FAS 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2009, the FASB approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the first quarter of fiscal year 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

3.	Acquisition of Cortelco Systems Holding Corp.

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method (Level 3 input of the FASB No. 157 hierarchy), and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

The following represents the purchase price allocation at the date of the Cortelco acquisition (in thousands):

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

	Year Ended July 31,
	2009	2008
Revenue	$19,042	$22,211

Loss from continuing operations	$(72)	$(2,826)
Loss from discontinued operations	—	(591)

Net loss	$(72)	$(3,417)

Basic and diluted pro forma loss per share:
From continuing operations	$(0.03)	$(1.03)
From discontinued operations, net of tax	*	(0.22)

Basic and diluted pro forma loss per share	$(0.03)	$(1.25)

*	Less than $0.01

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

4.	Discontinued Operations

In February 2007, the Company’s newly formed subsidiary, EIPV purchased certain accounts receivable, inventory and fixed assets and assumed certain liabilities of One IP Voice, Inc. for $150,000 in order to enter the hosted VoIP services market. These assets, net of liabilities were purchased under an order of the United States Bankruptcy Court Chapter 11 Order Authorizing Sale of Assets at Auction Out of the Ordinary Course of Business. During the quarter ended April 30, 2008, the Company sold the assets of EIPV for approximately $90,000. Accordingly, EIPV has been reported as discontinued operations for the year ended July 31, 2008.

5.	Concentrations of Credit Risk, Major Customers, Major Suppliers and Geographic Information

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and trade accounts receivable. The Company maintains its cash balances with large regional U.S. and foreign financial institutions and has not experienced losses. The Company’s products are sold principally to dealers, distributors, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2009 and 2008, the Company recognized revenue from the federal government of $1,638,000, or 15% of total revenue and $1,387,000, or 20% of total revenue, respectively. Revenue from four distributors arising from the acquisition of Cortelco for the period from April 1, 2009 through July 31, 2009 was $2,937,000 or 28% of revenue. Revenue from one of these distributors was $1,525,000 or 14% of total revenue for the year ended July 31, 2009. As of July 31, 2009 and 2008, the Company had receivables from the federal government of $600,000 and $223,000, respectively. As of July 31, 2009, the Company had receivables from four major distributors of $1,428,000. Two of these distributors accounted for 15% each of trade accounts receivable at July 31, 2009.

The Company purchases approximately 82% of its Millennium phones, systems and system cards from one contract manufacturer. Although the Company utilizes another contract manufacturer, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal years 2009 and 2008, purchases from this vendor totaled approximately $514,000 and $972,000, respectively. As of July 31, 2009 and 2008, the balances payable to this contract manufacturer were $50,000 and $90,000, respectively.

The Company purchases approximately 61% of its Cortelco phones from two major suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal year 2009, subsequent to the Company’s acquisition of Cortelco on April 1, 2009, purchases from these two suppliers totaled approximately $1,534,000. As of July 31, 2009, the balances payable to these two suppliers were $747,000.

6.	Marketable Securities

At July 31, 2008, marketable securities consisted of taxable auction rate securities (ARS), with stated maturities ranging from 24-40 years. In the third fiscal quarter of 2008, because there was insufficient observable

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

ARS market information, a temporary impairment of $75,000 was recorded against the securities’ carrying value. The securities were liquidated in October 2008 at their par value of $1,000,000, and accordingly, the temporary impairment was reversed in the fourth fiscal quarter of 2008.

7.	Inventories

Inventories consist of the following as of July 31, 2009 and 2008 (in thousands):

	2009	2008
Raw materials and purchased components	$1,626	$961
Finished goods	5,098	2,759

Total	6,724	3,720
Inventory obsolescence reserve	(1,692)	(1,219)

Inventory	$5,032	$2,501

8.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2009 and 2008 (in thousands):

	2009	2008
Refundable facility deposits	$24	$57
Prepaid expenses	216	103
Other	2	17

Total	$242	$177

9.	Property and Equipment

Property and equipment consist of the following as of July 31, 2009 and 2008 (in thousands):

	2009	2008
Leasehold improvements	$317	$350
Equipment	1,713	1,572
Furniture and fixtures	345	375

Total	2,375	2,297
Less: accumulated depreciation	(2,166)	(2,121)

Property and equipment, net	$209	$176

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

10.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2009 and 2008 (in thousands):

	2009	2008
Employee compensation	$131	$288
Vacation	104	38
Deferred income	348	338
Warranty reserve	196	82
Professional fees	246	207
Other	603	192

Total	$1,628	$1,145

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability. As of July 31, 2009 and 2008, the Company’s product warranty liability recorded in other accrued liabilities was $196,000 and $82,000, respectively. The following table summarizes the activity related to the product warranty liability during fiscal years 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of period	$82	$133
Warranty accrual acquired in Cortelco transaction	120
Accruals for warranty liability	42	(4)
Warranty expense	(48)	(47)

Balance at end of period	$196	$82

11.	Notes Payable, Related Party

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable is non-interest bearing and was due January 19, 2009. The board of directors has approved the sale of eOn’s interest in Smbio-ES Park Business Outsourcing Joint Venture to Symbio in return for Symbio’s assumption of the note payable to Hangzhou Nature Opto Company. (See Note 14.)

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of July 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate (4% at July 31, 2009) is floating based on LIBOR and expires June 29, 2010.

The fair value of the Cortelco Note payable obligation was valued at approximately $4,430,000 at the April 1, 2009 Cortelco acquisition date using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The $4,910,000 Cortelco Note balance at July 31, 2009 includes $480,000 of interest expense during the year ended July 31, 2009 imputed at the 15.22% discount rate using the effective interest method.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

12.	Income Taxes

No income tax benefit from continuing operations was recorded for the year ended July 31, 2009 and 2008 as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

No provision has been made for income taxes which may become payable upon distribution of foreign subsidiary’s earnings since management considers essentially all of these earnings to be permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation between the income tax expense recognized in the Company’s consolidated statement of operations and the income tax benefit computed by applying the domestic federal statutory income tax rate to (loss) income before income taxes for fiscal years 2009 and 2008 is as follows (in thousands):

	2009	2008
Income tax benefit at federal statutory rate (35%)	$(117)	$(1,208)
State income taxes	(20)	(207)
Benefit of net operating loss carry-forwards	—	—
Change in valuation allowance	292	1,274
Other, net	(150)	141

Total income tax expense	$5	$—

The deferred tax effects of the Company’s principal temporary differences at July 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Allowance for doubtful receivables	$129	$273
Inventories	708	519
Basis difference in property and equipment	(1)	(11)
Intangible assets	(30)	—
Accrued warranty costs	76	31
Accrued expenses and other	(478)	192
Deferred revenue	135	131
Net operating loss carry-forwards	9,882	8,724
Valuation allowance	(10,151)	(9,859)

Total deferred tax asset	$270	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; to the extent that it is more likely than not that deferred tax assets may not be realized, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2009 and 2008.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

At July 31, 2009, the Company has federal and state net operating loss carry-forwards of approximately $25,000,000 which expire on various dates through 2028.

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

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2009 and 2008. The Board of Directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the Board of Directors authorized up to an aggregate of 400,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. During fiscal years 2008, 16,100 fully vested shares of stock were granted to twenty-two non-executive employees at no cost to the employee and, on the grant date, had a fair market value of approximately $35,000.

During fiscal year 2001, the Board of Directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. During fiscal year 2009, 2,500 options were issued under this plan with an exercise price of $.54 per share and a fair value of $.44, vesting in four years. During fiscal year 2008, no options were issued under this plan.

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2009 and 2008, employees purchased 4,384 and 3,879 shares of common stock respectively, under this plan. In September 2009, employees purchased 1,222 shares under this plan.

Stock Compensation

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

Years Ended July 31, 2009 and 2008

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

The assumptions used to value option grants and the Employee Stock Purchase Plan for the years ended July 31, 2009 and 2008 are as follows:

	2009	2008
Volatility	69% - 114%	107%
Expected term (in years)	6.25	6.25
Dividend yield	—	—
Risk free interest rate	.44% - 1.92%	1.83%

Total stock-based compensation recognized for the year ended July 31, 2009, related to stock options vested, stock grants and ESPP shares issued during the year ended July 31, 2009, is as follows (in thousands):

Income Statement Classification	Option Grants	ESPP	Total
Selling, general and administrative	$22	$3	$25
Research and development	—	—	—

Total	$22	$3	$25

As of July 31, 2009, the Company has total unrecognized compensation costs of $1,000 related to unvested stock options outstanding under the Plans. These costs are expected to be recognized over a weighted average period of 3.2 years ending during fiscal year 2013.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

General Stock Option Information

Activity in the Company’s stock option plans during fiscal years 2009 and 2008 is as follows:

	2009
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	181,871	210,096	$17.30
Granted	(2,500)	2,500	0.54
Exercised	—	—	—
Cancelled	23,543	(39,233)	37.60

End of year	202,914	173,363	$12.46

	2008
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	87,332	330,728	$15.63
Granted	(16,100)	—	—
Exercised	—	—	—
Cancelled	110,639	(120,632)	12.72

End of year	181,871	210,096	$17.30

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2009 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2009	Weighted Average Exercise Price
$ 0.00 – $ 25.00	167,843	4.7 years	$10.74	165,309	$10.89
$25.01 – $ 50.00	—		—	—	—
$50.01 – $ 75.00	4,920	.6 years	57.98	4,920	57.98
$75.01 – $125.00	600	.6 years	121.25	600	121.25

	173,363	4.6 years	$12.46	170,829	$12.64

Activity in the Company’s nonvested options during fiscal year 2009 is as follows:

	Nonvested Shares	Weighted Average Exercise Price
Beginning Balance	4,235	$6.23
Options granted	2,500	0.54
Options vested	(4,201)	6.24
Options cancelled	—	—

Ending Balance	2,534	$0.61

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2009 was $0. The aggregate intrinsic value of the 4,201 options which vested during the year ended July 31, 2009 was $0.

14.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corp.

Cortelco, Inc. is a subsidiary of Cortelco and a supplier of Millennium and eQueue peripheral hardware. On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco provided management for all of eOn’s U.S. operations. Included in the management services were sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred for products and services in fiscal year 2009 prior to the Company’s acquisition of Cortelco on April 1, 2009 were approximately $535,000 and approximately $113,000 was included in the accounts payable balance at April 1, 2009. David Lee, the Company’s Chairman, was the Chairman and a controlling shareholder of Cortelco.

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until July 31, 2002, when it was spun off to the shareholders of eOn. David Lee is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2009	2008
Receivable from CSPR
Balance at beginning of period	$—	$9
Receivable acquired in merger	6	—
Purchases from CSPR	9	7
Payments to CSPR	(14)	(16)

Balance at end of period	$1	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee, Chairman of eOn, is a significant shareholder of CSPR, eOn is accounting for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, are included in income in the consolidated financial statements. The Company’s proportionate share of CSPR’s net income was approximately $29,000 for the period from April 1, 2009 through July 31, 2009. Summarized financial information of CSPR as of July 31, 2009 and for the period from April 1, 2009 through July 31, 2009, is as follows (in thousands):

July 31, 2009
Assets:
Current Assets	$3,151
Property and equipment	63
Other assets	94

Total assets	$3,308

Liabilities and stockholders’ equity:
Current liabilities	$1,864

Total liabilities	1,864
Stockholders’ equity	1,444

Total liabilities and stockholders’ equity	$3,308

Period from April 1, 2009 through July 31, 2009
Revenues	$3,388
Cost of revenues	(2,562)

Gross profit	826
Expenses	(675)

Net income	$151

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

Spark Technologies, Inc.

Aelix and eOn China performed engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chairman and major shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark was charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. On April 1, 2008, an outsourcing services transfer agreement was entered into and eOn transferred all of its rights and obligations under the professional services agreement with Spark to Symbio Investment Corporation (“Symbio”). eOn holds an equity interest in Symbio. The following represents related party transactions for each of the fiscal years ended July 31 (in thousands):

	2009	2008
Receivable from Spark
Balance at beginning of period	$—	$108
Engineering development and costs	3	370
Payments received from Spark	—	(344)
Payables offset against accounts receivable	(3)	(134)

Balance at end of period	$—	$—

	2009	2008
Payable to Spark
Balance at beginning of period	$—	$37
Deposit received from Spark	—	—
Operating costs billed to eOn	67	97
Payments to Spark	(64)	—
Balance offset against receivable from Spark	(3)	(134)

Balance at end of period	$—	$—

Symbio

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or approximately 3% of Symbio. Symbio is a China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as a preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected chairman. eOn has been granted 45,000 shares of Symbio as compensation for Mr. Lee’s services. These shares have been valued at $90,000, and have been recorded as an increase in investments and a capital contribution by David Lee.

Symbio currently shares office space and personnel with eOn in China and is billed for expenses attributable to Symbio’s business. Symbio has contracted to assist eOn in the United States with software development. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2009	2008
Receivable from Symbio
Balance at beginning of period	$84	$—
Billings and accruals for operating expenses	272	128
Payments received from Symbio	(347)	(44)

Balance at end of period	$9	$84

	2009	2008
Payable to Symbio
Balance at beginning of period	$—	$—
Billings and accruals for engineering services	11	—
Payments to Symbio	—	—

Balance at end of period	$11	$—

Symbio-ES Park Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009 (Note 11). The eOn Board of Directors has approved the sale of eOn’s interest in the Joint Venture to Symbio in return for Symbio’s assumption of the promissory note. The sale has not yet been completed.

The following represents related party transactions for the fiscal year ended July 31, 2009 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$—
Billings for product and services	220
Payments received from Hangzhou	(66)

Balance at end of period	$154

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The following represents related party transactions for the fiscal year ended July 31, 2009 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$—
Billings for product and services	135
Payments received from TaiCang	(71)

Balance at end of period	$64

15.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During fiscal years 2009 and 2008, contributions made by the Company under this plan totaled $19,000 and $35,000, respectively.

Cortelco offers a Section 401(k) Safe Harbor Profit Sharing Plan and Trust, a tax-qualified retirement plan, to eligible employees. Under the provisions of the plan, all participants may contribute a percentage of their compensation, subject to limitations established by the Internal Revenue Service. Cortelco contributes a matching contribution in an amount specified by management each year. Discretionary contributions may be made to the profit sharing portion of Cortelco’s plan in an amount specified by management annually. Company contributions made under the Cortelco plan since April 1, 2009 totaled $18,000.

16.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments totaling $396,000 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

July 31,
2010	$247
2011	$114
2012	$35

Total	$396

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

Rent expense for operating leases for the years ended July 31, 2009 and 2008 totaled $279,000 and $388,000, respectively.

On August 10, 2009, the Company’s lease for 11,321 sq. ft. of office and warehouse space in Kennesaw, Georgia was cancelled and the Company entered into a new sublease for approximately 2,002 sq. ft. The new sublease has a term of three years and provides for rent expense of approximately $2,500 per month.

In July 2009, the Company terminated its leases for approximately 4,171 sq. ft. of office space in Beijing China. The Company currently shares space with Symbio in Beijing.

The Company leases approximately 3,780 sq. ft. of office space in San Jose, California. This joint lease with Spark Technologies has monthly rent of approximately $3,700 and expires December 31, 2010.

The Company leases approximately 77,000 sq. ft. of office and warehouse space in Corinth, Mississippi. The lease has monthly rent of approximately $12,000 and has a term of four years expiring in December 2010.

(b)	Commitments

At July 31, 2007, the Company had outstanding commitments for inventory purchases under open purchase orders of $1,832,000. Purchase commitments for Cortelco account for approximately 91% of the value of the open purchase orders.

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

17.	Segments

The Company’s reportable segments are Communications Systems and Services and Telephony Products, each of which offers different products and services. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2009 and 2008

customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco on April 1, 2009, the Company reported all of its operations as one segment. Segment reporting for activity for the fiscal year ended and balances as of July 31, 2009 follows:

	Communications Systems and Services	Telephony Products	Total
Revenue	6,414	4,231	10,645
Income (loss) from operations	(769)	435	(334)
Provision for income tax	—	(5)	(5)
Net income (loss)	(769)	430	(339)
Total assets	6,808	6,812	13,620
Capital expenditures	12	—	12
Allowance for doubtful accounts	299	33	332
Depreciation and amortization	159	21	180

Substantially all of the Company’s revenues are earned in the United States and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the fiscal year ended July 31, 2009 was approximately $928,000 or 8.7% of total revenue for the fiscal year. During the fiscal year ended July 31, 2008, revenue in the PRC was approximately $776,000 or 11.1% of total revenue.

18.	Subsequent Event

The Company has evaluated events through October 29, 2009 for consideration as a subsequent event to be included in its July 31, 2009 financial statements issued October 29, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2009 is effective.

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

ITEM 9B.	OTHER INFORMATION.

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 10(a) OF THE EXCHANGE ACT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, are incorporated herein by reference in response to this item.

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

Information set forth under the caption “Certain Transaction” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Information set forth under the caption “Fees Paid to Principal Accountant” in the Proxy Statement is incorporated by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	(1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended July 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2009 and 2008

•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 29, 2009	By	/s/ LEE M. BOWLING
Lee M. Bowling,
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES W. HOPPER James W. Hopper	Chief Executive Officer, Director (Principal Executive Officer)	October 29, 2009

/S/ LEE M. BOWLING Lee M. Bowling	Chief Financial Officer (Principal Financial Officer)	October 29, 2009

/S/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 29, 2009

/S/ W. FRANK KING W. Frank King	Director	October 29, 2009

/S/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 29, 2009

/S/ DAVID S. LEE David S. Lee	Chairman of the Board, Director	October 29, 2009

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger to Acquire Cortelco Systems Holding Corp., incorporated herein by reference to eOn’s Form 8-K dated December 12, 2008

3.1	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999, incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

3.2	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Registration Statement on Form S-1/A (No. 333-77021), filed with the SEC on November 23, 1999

3.3	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Form 8-K dated April 18, 2008

3.3	Amended and Restated Bylaws of eOn, incorporated herein by reference to eOn’s Form 8-K dated December 11, 2007

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1	Form of Indemnity Agreement between eOn and its officers and directors incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of eOn’s Form 10-K/A filed July 19, 2005

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of GHP Horwath, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications