Form 10-Q
period 2009-10-31
EON COMMUNICATIONS CORP
filed 2009-12-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

2,735,634 shares of common stock, $0.005 par value, were outstanding as of November 30, 2009.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2009

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	October 31, 2009	July 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,282	$3,010
Trade accounts receivable, net of allowance of $312 and $332, respectively	2,553	2,943
Trade accounts receivable—related party	77	228
Inventories	4,716	5,032
Deferred income taxes	270	270
Prepaid and other current assets	289	242

Total current assets	11,187	11,725
Property and equipment, net	186	209
Intangibles, net	536	410
Investments	1,141	1,136
Investment in unconsolidated equity investee	141	140

Total assets	$13,191	$13,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,198	$1,127
Trade accounts payable—related party	11	11
Notes payable, related party	784	1,157
Accrued expenses and other	1,323	1,628

Total current liabilities	3,316	3,923
Note payable, related party, net of current portion	3,685	3,891

Total liabilities	7,001	7,814

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,875,214 and 2,873,992 shares issued, respectively)	14	14
Additional paid-in capital	56,049	56,048
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,477)	(48,856)
Accumulated other comprehensive income	107	103

Total stockholders’ equity	6,190	5,806

Total liabilities and stockholders’ equity	$13,191	$13,620

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2009	2008
REVENUE
Net revenue	$4,525	$1,784

COST OF REVENUE
Cost of revenue	2,804	813

Gross profit	1,721	971

OPERATING EXPENSE
Selling, general and administrative	1,155	767
Research and development	137	305
Other expense	19	44

Total operating expense	1,311	1,116

Income (loss) from operations	410	(145)

Interest (expense) income	(53)	11
Equity earnings of unconsolidated equity investee	1	—

Income (loss) before income taxes	358	(134)

Income tax benefit	21	—

Net income (loss)	$379	$(134)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$379	$(134)
Unrealized gains on available-for-sale securities	4	—
Foreign currency translation adjustment	—	(1)

Comprehensive income (loss)	$383	$(135)

Weighted average shares outstanding
Basic	2,735	2,735

Diluted	2,736	2,735

Basic income (loss) per share	$0.14	$(0.05)

Diluted income (loss) per share:	$0.14	$(0.05)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$379	$(134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	—	6
Depreciation and amortization	50	44
Provision for allowance for doubtful accounts	(3)	51
Loss on disposal of property and equipment	—	22
Imputed interest on note payable	53	—
Equity earnings in unconsolidated investee	(1)	—
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	393	(264)
Inventories	316	244
Prepaid and other assets	(48)	90
Trade accounts payable	71	23
Trade accounts receivable/payable—related party	151	59
Accrued expenses and other	(305)	(110)

Net cash provided by operating activities	1,056	31

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(4)
Purchase of investments	—	(196)
Capitalized software development costs	(147)	—
Purchases of marketable securities	—	(1,000)
Disposal of marketable securities	—	1,000

Net cash used in investing activities	(153)	(200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	58
Repayment of note payable	(632)	—
Proceeds from employee stock purchase plan and stock option exercises	1	1

Net cash (used in) provided by financing activities	(631)	59

Effect of exchange rate changes on cash	—	(1)

Net increase (decrease) in cash and cash equivalents	272	(111)
Cash and cash equivalents, beginning of period	3,010	1,545

Cash and cash equivalents, end of period	$3,282	$1,434

Supplemental cash flow information:
Interest paid	$251	$—

Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2009 and 2008

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2009, and for all periods presented.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”), and Cortelco Systems Holding Corp. (“Cortelco”) acquired on April 1, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2009 and 2008 and for each of the two years in the period ended July 31, 2009, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Fair Value Measurements

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash equivalent instruments, primarily money market securities and U.S. Treasury Securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The note payable to the former Cortelco shareholders (Note 6) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy.

Income Taxes

For the three months ended October 31, 2009, the Company recorded a current income tax benefit of approximately $21,000, related to a federal income tax refund receivable.

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against its deferred tax assets at October 31, 2009.

Software Development Costs

In accordance with accounting standards, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at October 31, 2009 was approximately $390,000. The software is under development and is expected to be available for general release to customers in the third fiscal quarter of 2010, at which time the Company will begin amortizing it.

Recently Issued and Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company’s implementation of the Codification during the quarter ended October 31, 2009, previous references to new accounting standards and literature are no longer applicable.

On July 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on July 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to July 1, 2009.

On July 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the potential impact of this new guidance on its consolidated financial statements.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the three months ended October 31, 2009, there were no options to purchase shares of common stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the three months ended October 31, 2009, employees purchased 1,222 shares under the plan.

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

No stock-based compensation was recognized for the three months ended October 31, 2009. As of October 31, 2009, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans. The Company expects these costs to be recognized on a declining basis ending during fiscal year 2013.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2009 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2009	202,914	173,363	$12.46
Granted	—	—	—
Exercised	—	—	—
Cancelled	21,419	(21,419)	13.61

Options at October 31, 2009	224,333	151,944	$12.30

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2009 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31, 2009	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at October 31, 2009	Weighted Average Exercise Price
$ 0.00 – $ 25.00	148,344	4.3 years	$10.91	146,469	$11.04
$25.01 – $ 50.00	—	—	—	—	—
$50.01 – $ 75.00	3,000	0.4 years	59.38	3,000	59.38
$75.01 – $125.00	600	0.3 years	121.25	600	121.25

	151,944	4.2 years	$12.30	150,069	$12.45

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2009 was $0. The aggregate intrinsic value of the 659 options which vested during the three months ended October 31, 2009 was $0. During the three months ended October 31, 2009, no options to purchase common stock were exercised.

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

Some customers contract for professional services to tailor their system to specific requirements. Professional services are invoiced separately upon completion. eQueue customers can also elect to enter into maintenance contracts to receive software updates and free technical support. Revenue is recorded quarterly for each maintenance period as provided.

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

4.	Related Parties

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee, Chairman of eOn, is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represents related party transactions for the three months ended October 31, 2009 (in thousands):

Receivable from CSPR
Balance at beginning of period	$1
Purchases	4
Payments	(3)

Balance at end of period	$2

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee is a significant shareholder of CSPR, eOn is accounting for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, are included in income (loss) in the consolidated financial statements. The Company’s proportionate share of CSPR’s net income was approximately $1,000 for the quarter ended October 31, 2009.

Spark Technologies, Inc.

eOn and Spark Technologies, Inc. (“Spark”), a company that is majority owned by David Lee, share office space in San Jose, California. Spark bills eOn approximately $5,000 per month for rent and facility costs. The following represents related party transactions for the three months ended October 31, 2009 and 2008 (in thousands):

	2009	2008
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	15	22
Payments to Spark	(15)	(19)
Balance offset against receivable from Spark	—	(3)

Balance at end of period	$—	$—

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Group (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 3% of Symbio Investment Corporation. Symbio is a China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as a provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

At the time of the second investment in Symbio, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January 1, 2011. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

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

Symbio currently shares office space and personnel with eOn in Shanghai, China and is billed for expenses attributable to its business. Symbio has contracted to assist eOn in the United States with software development. The following represent related party transactions for the three months ended October 31, 2009 and 2008 (in thousands):

	2009	2008
Receivable from Symbio
Balance at beginning of period	$9	$84
Operating costs billed	22	143
Payments	(23)	(154)

Balance at end of period	$8	$73

	2009	2008
Payable to Symbio
Balance at beginning of period	$11	$—
Billings and accruals for engineering services	11	—
Payments	(11)	—

Balance at end of period	$11	$—

Symbio-ES Park Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China. On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009 (Note 6). The eOn Board of Directors has approved the sale of eOn’s interest in the Joint Venture to Symbio in return for Symbio’s assumption of the promissory note. The sale has not yet been completed.

The following represents related party transactions for the three months ended October 31, 2009 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$154
Billings for product and services	—
Payments	(154)

Balance at end of period	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The following represents related party transactions for the three months ended October 31, 2009 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	15
Payments	(13)

Balance at end of period	$66

5.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2009	July 31, 2009
Raw materials and purchased components	$1,412	$1,626
Finished goods	4,990	5,098

Total	6,402	6,724
Inventory obsolescence reserve	(1,686)	(1,692)

Inventory	$4,716	$5,032

6.	Notes Payable, Related Party

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable is non-interest bearing and was due on January 19, 2009. The board of directors has approved the sale of eOn’s interest in Symbio-ESPark Business Outsourcing Joint Venture to Symbio in return for Symbio’s assumption of the note payable to Hangzhou Nature Opto Company. (Note 4).

On April 1, 2009, the Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid.

The fair value of the Cortelco Note payable obligation was valued at approximately $4,331,000 at October 31, 2009 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $53,000 of interest expense during the quarter ended October 31, 2009 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%-2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended October 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$196	$82
Warranty cost incurred	3	(2)
Accrued warranty cost	6	17

Ending balance	$205	$97

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2009 (in thousands, excluding share data):

			Additional Paid-In Capital			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance at July 31, 2009	2,873,992	$14	$56,048	(139,580)	$(1,503)	$(48,856)	$103	$5,806
Issuance of common stock under employee stock purchase plan	1,222	—	1	—	—	—	—	1
Stock based compensation expense, stock options and ESPP			—					—
Comprehensive income:
Unrealized gains on available-for-sale securities							4	4
Net income	—	—	—	—	—	379	—	379

Comprehensive income	—	—	—	—	—		—	383

Balance at October 31, 2009	2,875,214	$14	$56,049	(139,580)	$(1,503)	$(48,477)	$107	$6,190

9.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2009, three customers accounted for approximately 51% of total accounts receivable and individually 22%, 15% and 14% of the total accounts receivable. For the quarter ended October 31, 2009, four customers accounted for approximately 54% of total revenue and individually 28%, 10%, 8% and 8% of total revenue.

(b)	Commitments

At October 31, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,434,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

10.	Segments

The Company’s reportable segments are Communications Systems and Services and Telephony Products, each of which offers different products and services. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco on April 1, 2009, the Company reported all of its operations as one segment. Segment reporting for activity as of and for the three months ended October 31, 2009 follows:

	Communications Systems and Services	Telephony Products	Total
Revenue	1,190	3,335	4,525
(Loss) income before income taxes	(63)	421	358
Income tax benefit	—	21	21
Net (loss) income	(63)	442	379
Total assets	6,510	6,681	13,191
Capital expenditures	6	—	6
Capitalized software development	147	—	147
Allowance for doubtful accounts	295	17	312
Depreciation and amortization	33	17	50

Substantially all of the Company’s revenues are earned in the United States and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the three months ended October 31, 2009 was approximately $53,000 or 1% of total revenue for the quarter. During the three months ended October 31, 2008, revenue in the PRC was approximately $177,000 or 10% of total revenue for the quarter. Substantially all of the Company’s assets are located in the United States. Assets located in the PRC represented approximately 4% of the total assets at October 31, 2009.

11.	Subsequent Event

The Company has evaluated events through December 15, 2009 for consideration as a subsequent event to be included in its October 31, 2009 consolidated financial statements issued December 15, 2009.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed in the Company’s most recently filed 10-K. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our condensed financial statements and the notes included thereto.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2009 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Results of Operations

For the Three Months Ended October 31, 2009 compared to the Three Months Ended October 31, 2008

Net Revenue

Net revenue was up by approximately 154% at $4,525,000 for the three months ended October 31, 2009 compared to $1,784,000 for the same period of the previous year. The increase was attributable to the inclusion of Cortelco net revenue of $3,335,000 and higher eQueue and service revenue for the current quarter partially offset by a decline in Millennium product, international, and maintenance revenue.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 77% to $1,721,000 for the three months ended October 31, 2009 from $971,000 for the same period of the previous year, reflecting Cortelco gross profit of $1,033,000 and increases in eQueue gross profit partially offset by declines in Millennium gross profit. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 38% for the three months ended October 31, 2009 compared with gross margin of approximately 54% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 51% to $1,155,000 for the three months ended October 31, 2009, from $767,000 for the same period of the previous year. The increase primarily reflects Cortelco expenses of approximately $613,000, partially offset by lower compensation related expenses of approximately $139,000, and lower bad debt expense of approximately $56,000.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 55% to $137,000 for the three months ended October 31, 2009 from $305,000 for the same period of the previous year. The decrease reflects a decrease of approximately $22,000 in rent, depreciation and facility costs. In addition, in the three months ended October 31, 2009, the Company capitalized approximately $129,000 of internal software development labor related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the third fiscal quarter of 2010 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $19,000 for the three months ended October 31, 2009 compared to $44,000 for the same period of the previous year. The decrease in other expense is primarily attributable to costs related to loss on disposal of leasehold improvements in China in the previous year.

Interest Income (Expense)

Interest expense was $53,000 for the three months ended October 31, 2009 compared to interest income of $11,000 for the same period of the previous year. Interest expense in the current period includes $53,000 of imputed interest on the Cortelco Note balance.

Liquidity and Capital Resources

As of October 31, 2009, the Company had cash and cash equivalents of $3,282,000 and working capital of $7,871,000.

Our operating activities resulted in a net cash inflow of $1,056,000 for the three months ended October 31, 2009 compared to a net cash inflow of $31,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items), lower inventories and lower accounts receivable. The inflow is partially offset by lower accrued expenses and higher prepaid and other assets. The net operating cash inflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and lower inventories and other prepaid assets and higher accounts payable partially offset by higher accounts receivable and lower accrued expenses.

Our investing activities resulted in a net cash outflow of $153,000 for the three months ended October 31, 2009 compared to a net cash outflow of $200,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2009 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of an investment of approximately $58,000 in a joint venture in TaiCang, China, an investment in Hangzhou, China of approximately $138,000 and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $631,000 for the three months ended October 31, 2009 compared to a cash inflow of $59,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan. Cash provided by financial activities in the prior period were due to approximately $58,000 in proceeds from a note payable, partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2009; resulting in an accumulated deficit of $48,856,000 at that date. During the three months ended October 31, 2009, cash and cash equivalents increased to $3,282,000 from $3,010,000, primarily as a result of net income and reductions of accounts receivable and inventories.

The Company had income from operations of $410,000 for the three months ended October 31, 2009 versus a loss from operations of $145,000 for the same period in the prior year. As of October 31, 2009, the Company had $3,282,000 in cash and cash equivalents available to fund operations, of which $109,000 was held in international bank accounts.

The Company is largely dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco line of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that cash, cash equivalents, and Cortelco’s line of credit plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Net Income (Loss)

Net income increased to $379,000 in the three months ended October 31, 2009 compared to a net loss of $134,000 in same period in the previous year due to the acquisition of Cortelco and reduction in expenses explained above.

Reported net income has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net loss and loss per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

Three Months Ended October 31, 2009
Net income reported	$379
Interest imputed	53

Net Income less imputed interest	$432

Net income per common share as reported	$0.14
Interest imputed	0.02

Net income per common share less imputed interest	$0.16

Weighted average common shares outstanding	2,735

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2009, three customers accounted for approximately 51% of total accounts receivable and individually 22%, 15% and 14% of the total accounts receivable. For the quarter ended October 31, 2009, four customers accounted for approximately 54% of total revenue and individually 28%, 10%, 8% and 8% of total revenue.

(b)	Commitments

At October 31, 2009, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,434,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2009. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

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

Item 4T.—Controls and Procedures.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ending October 31, 2009.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings.

None.

Item 1A.—Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

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

EON COMMUNICATIONS CORPORATION

Dated: December 15, 2009

/s/ Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)