Form 10-Q
period 2010-01-31
EON COMMUNICATIONS CORP
filed 2010-03-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,750,634 shares of common stock, $0.005 par value, were outstanding as of February 28, 2010.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2010

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at January 31, 2010 (unaudited) and July 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010 and 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	January 31, 2010	July 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,871	$3,010
Trade accounts receivable, net of allowance of $299 and $332, respectively	2,050	2,943
Trade accounts receivable—related party	15	228
Inventories	4,933	5,032
Deferred income taxes	270	270
Prepaid and other current assets	262	242

Total current assets	10,401	11,725
Property and equipment, net	164	209
Intangibles, net	656	410
Investments	1,141	1,136
Investment in unconsolidated equity investee	189	140

Total assets	$12,551	$13,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,082	$1,127
Trade accounts payable—related party	6	11
Notes payable, related party	742	1,157
Accrued expenses and other	1,144	1,628

Total current liabilities	2,974	3,923
Note payable, related party, net of current portion	3,633	3,891

Total liabilities	6,607	7,814

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,890,214 and 2,873,992 shares issued, respectively)	15	14
Additional paid-in capital	56,050	56,048
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,725)	(48,856)
Accumulated other comprehensive income	107	103

Total stockholders’ equity	5,944	5,806

Total liabilities and stockholders’ equity	$12,551	$13,620

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
REVENUE
Net revenue	$3,516	$1,307	$8,041	$3,091

COST OF REVENUE
Cost of revenue	2,252	703	5,056	1,516

Gross profit	1,264	604	2,985	1,575

OPERATING EXPENSE
Selling, general and administrative	1,133	688	2,288	1,455
Research and development	117	277	254	582
Other expense	13	17	32	61

Total operating expense	1,263	982	2,574	2,098

Income (loss) from operations	1	(378)	411	(523)

Interest (expense) income, net	(297)	2	(350)	13
Equity in earnings of unconsolidated investee	48	—	49	—

(Loss) income before income taxes	(248)	(376)	110	(510)

Income tax benefit	—	—	21	—

Net (loss) income	$(248)	$(376)	$131	$(510)

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(248)	$(376)	$131	$(510)
Unrealized gains on available-for-sale securities	—	—	4	—
Foreign currency translation adjustment	—	—	—	(1)

Comprehensive (loss) income	$(248)	$(376)	$135	$(511)

Weighted average shares outstanding
Basic	2,736	2,736	2,736	2,735

Diluted	2,736	2,736	2,738	2,735

Basic (loss) income per share	$(0.09)	$(0.14)	$0.05	$(0.19)

Diluted (loss) income per share	$(0.09)	$(0.14)	$0.05	$(0.19)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$131	$(510)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	—	12
Depreciation and amortization	97	83
Provision for allowance for doubtful accounts	(3)	57
Loss on disposal of property and equipment	—	22
Imputed interest expense on note payable	350	—
Equity in earnings of unconsolidated investee	(49)	—
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	896	172
Inventories	99	358
Prepaid and other assets	(21)	25
Trade accounts payable	(45)	(114)
Trade accounts receivable/payable—related party	208	73
Accrued expenses and other	(484)	(191)

Net cash provided by (used in) operating activities	1,179	(13)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10)	(13)
Purchase of investments	—	(194)
Sale of investments	—	58
Capitalized software development costs	(288)	—
Purchases of marketable securities	—	(1,000)
Disposal of marketable securites	—	1,000

Net cash used in investing activities	(298)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	58
Repayment of note payable	(1,023)	(58)
Proceeds from employee stock purchase plan and stock option exercises	1	1
Proceeds from stock warrant exercise	2	—

Net cash (used in) provided by financing activities	(1,020)	1

Effect of exchange rate changes on cash	—	(1)

Net decrease in cash and cash equivalents	(139)	(162)
Cash and cash equivalents, beginning of period	3,010	1,545

Cash and cash equivalents, end of period	$2,871	$1,383

Supplemental cash flow information:
Interest paid	$426	$—

Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended January 31, 2010 and 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2010, and for all periods presented.

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

Interim Condensed Consolidated Financial Statements

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

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

•Level 1:	Quoted prices in active markets for identical assets and liabilities.

•Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash equivalent instruments, primarily money market securities and U.S. Treasury Securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The note payable to the former Cortelco shareholders (Note 6) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the six months ended January 31, 2010 (in thousands):

Beginning fair value - July 31, 2009	$4,910
Imputed interest	318
Change in estimates	32

Interest expense	350
Payments	(1,023)

Ending fair value - January 31, 2010	$4,237

Income Taxes

For the six months ended January 31, 2010, the Company recorded a current income tax benefit of approximately $21,000, related to a federal income tax refund receivable.

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2010.

Software Development Costs

In accordance with accounting standards, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at January 31, 2010 was approximately $530,000 and is included in intangibles, net in the accompanying condensed consolidated balance sheet. The software is under development and is expected to be available for general release to customers in the fourth fiscal quarter of 2010, at which time the Company will begin amortizing it.

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

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not expect ASU No. 2010-06 to have a material impact on our financial statements or results of operations.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the six months ended January 31, 2010, there were no options to purchase shares of common stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the six months ended January 31, 2010, employees purchased 1,222 shares under the plan.

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

No stock-based compensation was recognized for the six months ended January 31, 2010. As of January 31, 2010, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2009 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2009	202,914	173,363	$12.46
Granted	—	—	—
Exercised	—	—	—
Cancelled	21,419	(21,419)	13.61

Options at January 31, 2010	224,333	151,944	$12.30

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2010 is summarized as follows:

Range of Exercise Prices	Outstanding at January 31 2010	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at January 31 2010	Weighted Average Exercise Price
$ 0.00 – $ 25.00	148,344	4.1 years	$10.91	146,625	$11.03
$25.01 – $ 50.00	—	—	—	—	—
$50.01 – $ 75.00	3,000	0.2 years	59.38	3,000	59.38
$75.01 – $125.00	600	0.1 years	121.25	600	121.25

	151,944	4.0 years	$12.30	150,225	$12.43

The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2010 was $13,000. The aggregate intrinsic value of the 815 options which vested during the six months ended January 31, 2010 was $3,000. During the six months ended January 31, 2010, no options to purchase common stock were exercised.

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

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee, Chairman of eOn, is a significant shareholder of CSPR. Since the spin-off, the Company has not had significant transactions with CSPR. The following represents related party transactions for the six months ended January 31, 2010 and 2009 (in thousands):

	2010	2009
Receivable from CSPR
Balance at beginning of period	$1	$—
Purchases	7	4
Payments	(5)	(2)

Balance at end of period	$3	$2

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee is a significant shareholder of CSPR, eOn is accounting for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, are included in income (loss) in the consolidated financial statements. The Company’s proportionate share of CSPR’s net income was approximately $49,000 for the six months ended January 31, 2010. The carrying value of the CSPR stock was $189,000 as of January 31, 2010 and $140,000 as of July 31, 2009. Summarized financial information of CSPR as of January 31, 2010 and for the six months ended January 31, 2010, is as follows (unaudited, in thousands):

January 31, 2010
Assets:
Current assets	$3,463
Property and equipment	126
Other assets	21

Total assets	$3,610

Liabilities and stockholders’ equity:
Current liabilities	$1,965

Total liabilities	1,965
Stockholders’ equity	1,645

Total liabilities and stockholders’ equity	$3,610

Six Months Ended January 31, 2010
Revenues	$3,847
Cost of revenues	(2,928)

Gross profit	919
Expenses	(658)

Net income	$261

Spark Technologies, Inc.

eOn and Spark Technologies, Inc. (“Spark”), a company that is majority owned by David Lee, share office space in San Jose, California. Spark bills eOn approximately $4,000 per month for rent and facility costs. The following represents related party transactions for the six months ended January 31, 2010 and 2009 (in thousands):

	2010	2009
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	29	38
Payments to Spark	(29)	(35)
Balance offset against receivable from Spark	—	(3)

Balance at end of period	$—	$—

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Investment Corp. (“Symbio”) of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 3% of Symbio. Symbio is a China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as a provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its 3% investment by the cost method.

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

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected Chairman. eOn was granted a total of 45,000 shares of Symbio stock in April 2008 and April 2009 as compensation for Mr. Lee’s services. These shares have been valued at $90,000, and have been recorded as an increase in investments and a capital contribution by David Lee.

Symbio currenty shares office space and personnel with eOn in Shanghai, China and is billed for expenses attributable to its business. Symbio has contracted to assist eOn in the United States with software development. The following represent related party transactions for the six months ended January 31, 2010 and 2009 (in thousands):

	2010	2009
Receivable from Symbio
Balance at beginning of period	$9	$84
Operating costs billed	53	155
Payments	(54)	(234)

Balance at end of period	$8	$5

	2010	2009
Payable to Symbio
Balance at beginning of period	$11	$—
Billings and accruals for engineering services	22	—
Payments	(27)	—

Balance at end of period	$6	$—

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

The following represents related party transactions for the six months ended January 31, 2010 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$154
Billings for product and services	—
Payments	(154)

Balance at end of period	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The following represents related party transactions for the six months ended January 31, 2010 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	27
Payments	(87)

Balance at end of period	$4

5.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2010	July 31, 2009
Raw materials and purchased components	$1,478	$1,626
Finished goods	5,135	5,098

Total	6,613	6,724
Inventory obsolescence reserve	(1,680)	(1,692)

Inventory	$4,933	$5,032

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $4,237,000 at January 31, 2010 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $297,000 and $350,000 of interest expense during the three and six months ended January 31, 2010 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%-2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$196	$82
Warranty cost incurred	(5)	(11)
Accrued warranty cost	11	35

Ending balance	$202	$106

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the six months ended January 31, 2010 (in thousands, excluding share data):

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at July 31, 2009	2,873,992	$14	$56,048	(139,580)	$(1,503)	$(48,856)	$103	$5,806
Issuance of common stock under employee stock purchase plan	1,222	—	1	—	—	—	—	1
Issuance of common stock for exercise of stock warrant	15,000	1	1	—	—	—	—	2
Stock based compensation expense, stock options and ESPP			—					—
Comprehensive income :
Unrealized gains on available-for-sale securities							4	4
Net income	—	—	—	—	—	131	—	131

Comprehensive income	—	—	—	—	—		—	135

Balance at January 31, 2010	2,890,214	$15	$56,050	(139,580)	$(1,503)	$(48,725)	$107	$5,944

9.	Stock Warrant

In July 2007, the Company issued a warrant to purchase 75,000 shares of common stock in conjunction with the purchase of Aelix Systems, Inc. The warrant was converted to 15,000 shares in a reverse stock split in April 2008. In January 2009, the warrant was exercised to purchase 15,000 shares of common stock at $.05 per share. The intrinsic value of the warrants exercised was approximately $57,000.

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2010, three customers accounted for approximately 52% of total accounts receivable and individually 23%, 16% and 13% of the total accounts receivable. For the six months ended January 31, 2010, four customers accounted for approximately 55% of total revenue and individually 25%, 12%, 10% and 8% of total revenue.

(b)	Commitments

At January 31, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,030,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of January 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

11.	Segments

The Company’s reportable segments are Communications Systems and Services and Telephony Products, each of which offers different products and services. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco on April 1, 2009, the Company reported all of its operations as one segment. Segment reporting for activity as of and for the three and six months ended January 31, 2010 follows:

	Communications Systems and Services		Telephony Products		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$721	$1,911	$2,795	$6,130	$3,516	$8,041
(Loss) income before income taxes	(486)	(549)	238	659	(248)	110
Income tax benefit	—	—	—	21	—	21
Net (loss) income	(486)	(549)	238	680	(248)	131
Total assets	N/A	6,062	N/A	6,489	N/A	12,551
Capital expenditures	3	9	1	1	4	10
Capitalized software development	141	288	—	—	141	288
Allowance for doubtful accounts	N/A	282	N/A	17	N/A	299
Depreciation and amortization	29	62	18	35	47	97

Substantially all of the Company’s revenues are earned in the United States and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the six months ended January 31, 2010 was approximately $121,000 or 2% of total revenue for the period. During the six months ended January 31, 2009, revenue in the PRC was approximately $414,000 or 13% of total revenue for the period. Substantially all of the Company’s assets are located in the United States. Assets located in the PRC represented approximately 3% of the Company’s total assets at January 31, 2010.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended January 31, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Results of Operations

For the Three Months Ended January 31, 2010 compared to the Three Months Ended January 31, 2009

Net Revenue

Net revenue was up by approximately 169% to $3,516,000 for the three months ended January 31, 2010 compared to $1,307,000 for the same period of the previous year. The increase was attributable to the inclusion of Cortelco net revenue of $2,795,000 in the current quarter partially offset by declines in eQueue, Millennium and international product revenue and maintenance revenue.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 109% to $1,264,000 for the three months ended January 31, 2010 from $604,000 for the same period of the previous year, reflecting Cortelco gross profit of $845,000 partially offset by declines in eQueue and Millennium gross profit. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 36% for the three months ended January 31, 2010 compared with gross margin of approximately 46% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 65% to $1,133,000 for the three months ended January 31, 2010, from $688,000 for the same period of the previous year. The increase primarily reflects Cortelco expenses of approximately $655,000, partially offset by lower compensation related expenses of approximately $151,000, and lower professional expenses of approximately $64,000. Expenses in both the current and prior periods include approximately $21,000 in amortization related to technology that the Company plans to amortize through 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 58% to $117,000 for the three months ended January 31, 2010 from $277,000 for the same period of the previous year. The decrease reflects a decrease of approximately $18,000 in rent, depreciation and facility costs. In addition, in the three months ended January 31, 2010, the Company capitalized approximately $141,000 of software development, most of which was internal labor related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the fourth fiscal quarter of 2010 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $13,000 for the three months ended January 31, 2010 compared to $17,000 for the same period of the previous year. The decrease in other expense is primarily attributable to lower bank service charges in the current period compared to the previous year.

Interest Income (Expense), net

Interest expense was $297,000 for the three months ended January 31, 2010 compared to interest income of $2,000 for the same period of the previous year. Interest expense in the current period includes $297,000 of imputed interest on the Cortelco Note, of which approximately $147,000 in interest expense is a result of changes in the estimated timing of future principal payments.

For the Six Months Ended January 31, 2010 compared to the Six Months Ended January 31, 2009

Net Revenue

Net revenue was up by approximately 160% to $8,041,000 for the six months ended January 31, 2010 compared to $3,091,000 for the same period of the previous year. The increase was attributable to the inclusion of Cortelco net revenue of $6,130,000 partially offset by declines in eQueue, Millennium and international product revenue and maintenance revenue in the current period.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 90% to $2,985,000 for the six months ended January 31, 2010 from $1,575,000 for the same period of the previous year, reflecting Cortelco gross profit of $1,878,000 partially offset by declines in eQueue and Millennium gross profit in the current period. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 37% for the six months ended January 31, 2010 compared with gross margin of approximately 51% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 57% to $2,288,000 for the six months ended January 31, 2010, from $1,455,000 for the same period of the previous year. The increase primarily reflects Cortelco expenses of approximately $1,268,000 and higher subcontract expenses of approximately $101,000, partially offset by lower compensation related expenses of approximately $286,000, lower depreciation and facility costs of approximately $80,000, and lower bad debt expense of approximately $60,000. Expenses in both the current and prior periods include approximately $42,000 in amortization related to technology that the Company plans to amortize through 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 56% to $254,000 for the six months ended January 31, 2010 from $582,000 for the same period of the previous year. The decrease reflects a decrease of approximately $40,000 in rent, depreciation and facility costs. In the six months ended January 31, 2010, he Company capitalized approximately $288,000 of software development, most of which was internal labor related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the fourth fiscal quarter of 2010 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $32,000 for the six months ended January 31, 2010 compared to $61,000 for the same period of the previous year. The decrease in other expense is primarily attributable to costs related to loss on disposal of leasehold improvements in China in the previous year.

Interest Income (Expense), net

Interest expense was $350,000 for the six months ended January 31, 2010 compared to interest income of $13,000 for the same period of the previous year. Interest expense in the current period includes $350,000 of imputed interest on the Cortelco Note, of which approximately $32,000 in interest expense is a result of changes in the estimated timing of future principal payments.

Liquidity and Capital Resources

As of January 31, 2010, the Company had cash and cash equivalents of $2,871,000 and working capital of $7,427,000.

Our operating activities resulted in a net cash inflow of $1,179,000 for the six months ended January 31, 2010 compared to a net cash outflow of $13,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items) and lower accounts receivable partially offset by lower accrued expenses. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items), lower accrued expenses and trade accounts payable partially offset by lower inventories and accounts receivable.

Our investing activities resulted in a net cash outflow of $298,000 for the six months ended January 31, 2010 compared to a net cash outflow of $149,000 for the same period of the previous year. Cash used in investing activities for the six months ended January 31, 2010 was a result of net cash used for capitalized software costs of approximately $288,000 and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of an investment of approximately $136,000 in a joint venture in Hangzhou, China and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $1,020,000 for the six months ended January 31, 2010 compared to a cash inflow of $1,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan and exercise of a stock warrant. Cash provided by financial activities in the prior period were due to purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2009; resulting in an accumulated deficit of $48,856,000 at that date. During the six months ended January 31, 2010 cash and cash equivalents decreased to $2,871,000 from $3,010,000, primarily as a result of payments made against the Cortelco Note.

The Company had income from operations of $411,000 for the six months ended January 31, 2010 versus a loss from operations of $523,000 for the same period in the prior year. As of January 31, 2010, the Company had $2,871,000 in cash and cash equivalents available to fund operations, of which $130,000 was held in international bank accounts.

The Company is largely dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of January 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco line of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net income was $131,000 for the six months ended January 31, 2010 compared to a net loss of $510,000 for same period in the previous year due to the acquisition of Cortelco and reduction in expenses explained above.

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

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

Six Months Ended January 31, 2010
Net income reported	$131
Imputed interest expense on note payable	350

Net income less imputed interest	$481

Net income per common share as reported	$0.05
Interest imputed	0.13

Net income per common share less imputed interest	$0.18

Weighted average shares outstanding - basic	2,736

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2010, three customers accounted for approximately 52% of total accounts receivable and individually 23%, 16% and 13% of the total accounts receivable. For the six months ended January 31, 2010, four customers accounted for approximately 55% of total revenue and individually 25%, 12%, 10% and 8% of total revenue.

(b)	Commitments

At January 31, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,030,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of January 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ended January 31, 2010.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings.

None.

Item 1A.—Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2.—Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.—Defaults Upon Senior Securities.

None.

Item 4.—Reserved.

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

EON COMMUNICATIONS CORPORATION

Dated: March 15, 2010	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)