Form 10-Q
period 2010-04-30
EON COMMUNICATIONS CORP
filed 2010-06-10
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,758,730 shares of common stock, $0.005 par value, were outstanding as of May 31, 2010.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2010

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2010 (unaudited) and July 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2010 and 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	April 30, 2010	July 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,536	$3,010
Trade accounts receivable, net of allowance of $298 and $332, respectively	1,995	2,943
Trade accounts receivable—related party	10	228
Inventories	4,848	5,032
Deferred income taxes	270	270
Prepaid and other current assets	177	242

Total current assets	9,836	11,725
Property and equipment, net	142	209
Intangibles, net	771	410
Investments	1,142	1,136
Investment in unconsolidated equity investee	191	140

Total assets	$12,082	$13,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$822	$1,127
Trade accounts payable—related party	5	11
Notes payable—related party	564	1,157
Accrued expenses and other	1,180	1,628

Total current liabilities	2,571	3,923
Note payable—related party, net of current portion	3,603	3,891

Total liabilities	6,174	7,814

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,898,310 and 2,873,992 shares issued, respectively)	15	14
Additional paid-in capital	56,060	56,048
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,772)	(48,856)
Accumulated other comprehensive income	108	103

Total stockholders’ equity	5,908	5,806

Total liabilities and stockholders’ equity	$12,082	$13,620

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
REVENUE
Net revenue	$3,576	$2,465	$11,617	$5,556

COST OF REVENUE
Cost of revenue	2,250	1,356	7,306	2,872

Gross profit	1,326	1,109	4,311	2,684

OPERATING EXPENSE
Selling, general and administrative	1,058	852	3,346	2,307
Research and development	141	172	395	754
Other expenses	25	26	57	87

Total operating expense	1,224	1,050	3,798	3,148

Income (loss) from operations	102	59	513	(464)

Interest (expense) income, net	(149)	1	(499)	14
Equity in earnings of unconsolidated investee	2	—	51	—

(Loss) income before income taxes	(45)	60	65	(450)

Income tax expense (benefit)	2	—	(19)	—

Net (loss) income	$(47)	$60	$84	$(450)

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(47)	$60	$84	$(450)
Unrealized gains on available-for-sale securities	1	—	5	—
Foreign currency translation adjustment	—	—	—	(1)

Comprehensive (loss) income	$(46)	$60	$89	$(451)

Weighted average shares outstanding
Basic	2,756	2,736	2,743	2,735

Diluted	2,756	2,736	2,745	2,735

Basic (loss) income per share	$(0.02)	$0.02	$0.03	$(0.16)

Diluted (loss) income per share	$(0.02)	$0.02	$0.03	$(0.16)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84	$(450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	—	17
Depreciation and amortization	144	129
Provision for doubtful accounts	(3)	63
Loss on disposal of property and equipment	—	29
Imputed interest expense on note payable	499	—
Equity in earnings of unconsolidated investee	(51)	—
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	951	55
Inventories	184	749
Prepaid and other assets	64	179
Trade accounts payable	(305)	(73)
Trade accounts receivable/payable—related party	212	(45)
Accrued expenses and other	(447)	(449)

Net cash provided by operating activities	1,332	204

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in business acquisition	—	(400)
Purchases of property and equipment	(14)	(13)
Purchase of investments	—	(194)
Sale of investments	—	58
Capitalized software development costs	(424)	(107)
Purchases of marketable securities	—	(1,000)
Disposal of marketable securities	—	1,300

Net cash used in investing activities	(438)	(356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	58
Repayment of note payable	(1,381)	(58)
Proceeds from employee stock purchase plan and stock option exercises	11	2
Proceeds from stock warrant exercise	2	—

Net cash (used in) provided by financing activities	(1,368)	2

Effect of exchange rate changes on cash	—	(1)

Net decrease in cash and cash equivalents	(474)	(151)
Cash and cash equivalents, beginning of period	3,010	1,545

Cash and cash equivalents, end of period	$2,536	$1,394

Supplemental cash flow information:
Interest paid	$597	$—

Income taxes paid	$—	$—

Net assets acquired in merger with Cortelco Systems Holding Corp., excluding cash	$—	$4,954

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended April 30, 2010 and 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2010, and for all periods presented.

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

The note payable to the former Cortelco shareholders (Note 6) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the nine months ended April 30, 2010 (in thousands):

Beginning fair value - July 31, 2009	$4,910
Imputed interest	466
Change in estimates	33

Interest expense	499
Payments	(1,381)

Ending fair value - April 30, 2010	$4,028

Income Taxes

For the nine months ended April 30, 2010, the Company recorded a current income tax benefit of approximately $19,000, related to a federal income tax refund receivable.

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2010.

Software Development Costs

In accordance with accounting standards, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at April 30, 2010 was approximately $667,000 and is included in intangibles, net in the accompanying condensed consolidated balance sheet. The software is under development and is expected to be available for general release to customers in the second fiscal quarter of 2011, at which time the Company will begin amortizing it.

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

Reclassification

Certain amounts in the April 30, 2009 condensed consolidated financial statements have been reclassified to conform to the April 30, 2010 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2010, there were no options to purchase shares of common stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2010, employees purchased 9,318 shares under the plan.

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

No stock-based compensation was recognized for the nine months ended April 30, 2010. As of April 30, 2010, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2009 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2009	202,914	173,363	$12.46
Granted	—	—	—
Exercised	—	—	—
Cancelled	25,019	(25,019)	21.68

Options at April 30, 2010	227,933	148,344	$10.91

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2010 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30 2010	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at April 30 2010	Weighted Average Exercise Price
$ 0.00 – $ 5.00	15,688	3.1 years	$3.45	14,125	$3.78
$ 5.01 – $10.00	78,003	4.8 years	7.22	78,003	7.22
$10.01 – $15.00	1,000	3.5 years	11.90	1,000	11.90
$15.01 – $25.00	53,653	2.6 years	18.43	53,653	18.43

	148,344	3.8 years	$10.91	146,781	$11.02

The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2010 was $6,000. The aggregate intrinsic value of the 496 options which vested during the nine months ended April 30, 2010 was $1,000. During the nine months ended April 30, 2010, no options to purchase common stock were exercised.

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

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. David Lee, Chairman of eOn, is a significant shareholder of CSPR. On June 9, 2010, the Company executed a definitive agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. from David Lee in a privately negotiated transaction (Note 12). The following represents related party transactions for the nine months ended April 30, 2010 and 2009 (in thousands):

	2010	2009
Receivable from CSPR
Balance at beginning of period	$1	$—
Receivable acquired in merger	$—	$6
Purchases	11	4
Payments	(10)	(9)

Balance at end of period	$2	$1

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee is a significant shareholder of CSPR, eOn is accounting for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses are included in income (loss) in the consolidated financial statements. The Company’s proportionate share of CSPR’s net income was approximately $51,000 for the nine months ended April 30, 2010. The carrying value of the CSPR stock was $191,000 as of April 30, 2010 and $140,000 as of July 31, 2009. Summarized financial information of CSPR as of April 30, 2010 and for the nine months ended April 30, 2010, is as follows (unaudited, in thousands):

April 30, 2010
Assets:
Current assets	$2,848
Property and equipment	127
Other assets	(5)

Total assets	$2,970

Liabilities and stockholders’ equity:
Current liabilities	$1,317

Total liabilities	1,317
Stockholders’ equity	1,653

Total liabilities and stockholders’ equity	$2,970

Nine Months Ended April 30, 2010
Revenues	$5,990
Cost of revenues	(4,620)

Gross profit	1,370
Expenses	(1,101)

Net income	$269

Spark Technologies, Inc.

eOn and Spark Technologies, Inc. (“Spark”), a company that is majority owned by David Lee, share office space in San Jose, California. Spark bills eOn approximately $4,000 per month for rent and facility costs. The following represents related party transactions for the nine months ended April 30, 2010 and 2009 (in thousands):

	2010	2009
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	43	52
Payments to Spark	(43)	(49)
Balance offset against receivable from Spark	—	(3)

Balance at end of period	$—	$—

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

Symbio currenty shares office space and personnel with eOn in Shanghai, China and is billed for expenses attributable to its business. Symbio has contracted to assist eOn in the United States with software development. The following represent related party transactions for the nine months ended April 30, 2010 and 2009 (in thousands):

	2010	2009
Receivable from Symbio
Balance at beginning of period	$9	$84
Operating costs billed	84	155
Payments	(85)	(237)

Balance at end of period	$8	$2

	2010	2009
Payable to Symbio
Balance at beginning of period	$11	$—
Billings and accruals for engineering services	22	—
Payments	(27)	—

Balance at end of period	$6	$—

Symbio-ES Park Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China. On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from Hangzhou Nature Opto Company, an entity related to Hangzhou and executed a promissory note due January 19, 2009. The Company is negotiating the transfer of its ownership interest in the joint venture to Hangzhou Nature Opto Company in exchange for payment of the promissory note (Note 6).

The following represents related party transactions for the nine months ended April 30, 2010 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$154
Billings for product and services	—
Payments	(154)

Balance at end of period	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The following represents related party transactions for the nine months ended April 30, 2010 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	27
Payments	(91)

Balance at end of period	$—

5.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2010	July 31, 2009
Raw materials and purchased components	$1,302	$1,626
Finished goods	5,262	5,098

Total	6,564	6,724
Inventory obsolescence reserve	(1,716)	(1,692)

Inventory	$4,848	$5,032

6.	Notes Payable, Related Party

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable is non-interest bearing and was due on January 19, 2009. The Company is negotiating the transfer of its ownership interest in the joint venture to Hangzhou Nature Opto Company in exchange for payment of the promissory note (Note 4).

On April 1, 2009, the Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid.

The fair value of the Cortelco Note payable obligation was approximately $4,028,000 at April 30, 2010 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $149,000 and $499,000 of interest expense during the three and nine months ended April 30, 2010 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%-2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$196	$82
Warranty cost incurred	(81)	(15)
Warranty accrual acquired in merger	—	120
Accrued warranty cost	73	32

Ending balance	$188	$219

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2010 (in thousands, excluding share data):

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at July 31, 2009	2,873,992	$14	$56,048	(139,580)	$(1,503)	$(48,856)	$103	$5,806
Issuance of common stock under employee stock purchase plan	9,318	—	11	—	—	—	—	11
Issuance of common stock for exercise of stock warrant	15,000	1	1	—	—	—	—	2
Stock based compensation expense, stock options and ESPP			—					—
Comprehensive income :
Unrealized gains on available-for-sale securities							5	5
Net income	—	—	—	—	—	84	—	84
Comprehensive income	—	—	—	—	—		—	89

Balance at April 30, 2010	2,898,310	$15	$56,060	(139,580)	$(1,503)	$(48,772)	$108	$5,908

9.	Stock Warrant

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

At April 30, 2010, four customers accounted for approximately 58% of total accounts receivable and individually 20%, 14%, 12% and 12% of the total accounts receivable. For the nine months ended April 30, 2010, four customers accounted for approximately 53% of total revenue and individually 26%, 11%, 10% and 7% of total revenue.

(b)	Commitments

At April 30, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,973,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

11.	Segments

The Company’s reportable segments are Communications Systems and Services and Telephony Products, each of which offers different products and services. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco on April 1, 2009, the Company reported all of its operations as one segment. Segment reporting for activity as of and for the three and nine months ended April 30, 2010 follows:

	Communications
	Systems and Services		Telephony Products		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months
Revenue	$942	$2,853	$2,634	$8,764	$3,576	$11,617
(Loss) income before income taxes	(277)	(826)	232	891	(45)	65
Income tax expense (benefit)	—	—	2	(19)	2	(19)
Net (loss) income	(277)	(826)	230	910	(47)	84
Total assets	N/A	6,067	N/A	6,015	N/A	12,082
Capital expenditures	3	13	—	1	3	14
Capitalized software development	136	424	—	—	136	424
Allowance for doubtful accounts	N/A	282	N/A	16	N/A	298
Depreciation and amortization	30	92	17	52	47	144

Substantially all of the Company’s revenues are earned in the United States and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the nine months ended April 30, 2010 was approximately $163,000 or 1% of total revenue for the period. During the nine months ended April 30, 2009, revenue in the PRC was approximately $571,000 or 10% of total revenue for the period. Substantially all of the Company’s assets are located in the United States. Assets located in the PRC represented approximately 3% of the Company’s total assets at April 30, 2010.

12.	Subsequent Event

On June 9, 2010, the Company executed a definitive agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. from a director of eOn in a privately negotiated transaction. The stock, valued at $391,077 was purchased with the issuance of 90,959 shares of eOn stock valued at the average closing price of the shares during the thirty trading days ending June 8, 2010 and cash consideration of $185,511 payable in three annual installments beginning June 9, 2011.

The director has the right to share in sale proceeds received by the Company if the Company sells the shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. The Company has the right to require the director to repurchase the shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014. The purchase, combined with shares already owned by the Company, establishes eOn Communications Corporation as the majority shareholder of Cortelco Systems Puerto Rico. The Company believes the acquisition will enable it to expand geographical and introduce new product lines. The assets acquired include cash and property and equipment and liabilities assumed consist of accounts payable and accrued liabilities. The Company has not completed the allocation of purchase price due to the timing of executing the definitive agreement. The following unaudited pro forma information was prepared assuming that the acquisition of Cortelco Systems Puerto Rico, Inc. had taken place at the beginning of fiscal 2010. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Three months ended April 30, 2010	Nine months ended April 30, 2010
Net sales	5,719	17,607
Net (loss) income	(44)	123
Net (loss) income per share – basic	(0.02)	0.03
Net (loss) income per share – diluted	(0.02)	0.03

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of April 30, 2010, the Company has made payments of approximately $1,681,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Results of Operations

For the Three Months Ended April 30, 2010 compared to the Three Months Ended April 30, 2009

Net Revenue

Net revenue increased by approximately 45% to $3,576,000 for the three months ended April 30, 2010 compared to $2,465,000 for the same period of the previous year. The increase was attributable to the inclusion of Cortelco net revenue of $2,634,000 for the full three months in the current quarter compared to net revenue of $1,151,000 for one month in the previous year and an increase in Millennium revenue. The increase is partially offset by declines in eQueue and international product revenue and maintenance revenue.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 20% to $1,326,000 for the three months ended April 30, 2010 from $1,109,000 for the same period of the previous year, reflecting an increase of $445,000 in Cortelco gross profit due to the inclusion of Cortelco activity for the full three months and an increase of $74,000 in Millennium gross profit. The increases were partially offset by declines in eQueue and maintenance gross profit when compared to the same period of the previous year. Gross margin % decreased to approximately 37% for the three months ended April 30, 2010 compared with gross margin of approximately 45% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 24% to $1,058,000 for the three months ended April 30, 2010, from $852,000 for the same period of the previous year. The increase primarily reflects increases in Cortelco expenses of approximately $327,000 due to the inclusion of a full quarter’s expenses and increases in contract services of $42,000, partially offset by lower compensation related expenses of approximately $120,000, and lower professional expenses of approximately $21,000. Expenses in both the current and prior periods include approximately $21,000 in amortization related to technology that the Company plans to amortize through 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 18% to $141,000 for the three months ended April 30, 2010 from $172,000 for the same period of the previous year. The decrease reflects a decrease of approximately $14,000 in rent, depreciation and facility costs. In addition, in the three months ended April 30, 2010, the Company capitalized approximately $136,000 of software development, most of which was internal labor related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the second fiscal quarter of 2011 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $25,000 for the three months ended April 30, 2010 compared to $26,000 for the same period of the previous year.

Interest Income (Expense), net

Interest expense was $149,000 for the three months ended April 30, 2010 compared to interest income of $1,000 for the same period of the previous year. Interest expense in the current period includes $149,000 of imputed interest on the Cortelco Note, of which approximately $1,000 in interest expense is a result of changes in the estimated timing of future principal payments.

For the Nine Months Ended April 30, 2010 compared to the Nine Months Ended April 30, 2009

Net Revenue

Net revenue increased by approximately 109% to $11,617,000 for the nine months ended April 30, 2010 compared to $5,556,000 for the same period of the previous year. The increase was primarily attributable to an increase of $7,613,000 in Cortelco net revenue due to inclusion of nine months of revenue in the current fiscal year compared to one month in the previous year. The increase in the current period is partially offset by declines in eQueue, Millennium and international product revenue and maintenance revenue in the current period.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 61% to $4,311,000 for the nine months ended April 30, 2010 from $2,684,000 for the same period of the previous year, reflecting an increase in Cortelco gross profit of $2,323,000 partially offset by declines in eQueue and Millennium gross profit in the current period. Maintenance contract revenues declined compared to the same period of the previous year. Gross margin % decreased to approximately 37% for the nine months ended April 30, 2010 compared with gross margin of approximately 48% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 45% to $3,346,000 for the nine months ended April 30, 2010, from $2,307,000 for the same period of the previous year. The increase primarily reflects an increase in Cortelco expenses of approximately $1,595,000 due to inclusion of nine months of expenses in the current fiscal period verses one month in the prior period. The increase in the current period also reflects higher subcontract expenses of approximately $144,000, partially offset by lower compensation related expenses of approximately $406,000, lower depreciation and facility costs of approximately $110,000, and lower bad debt expense of approximately $67,000. Expenses in both the current and prior periods include approximately $63,000 in amortization related to technology that the Company plans to amortize through 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 48% to $395,000 for the nine months ended April 30, 2010 from $754,000 for the same period of the previous year. The decrease reflects a decrease of approximately $54,000 in rent, depreciation and facility costs. In the nine months ended April 30, 2010, the Company capitalized approximately $424,000 of software development, most of which was internal labor related to a new IP PBX. Amortization of the capitalized costs is projected to begin in the second fiscal quarter of 2011 when the product is available for general release to customers.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $57,000 for the nine months ended April 30, 2010 compared to $87,000 for the same period of the previous year. The decrease in other expense is primarily attributable to costs related to loss on disposal of leasehold improvements in China in the previous year.

Interest Income (Expense), net

Interest expense was $499,000 for the nine months ended April 30, 2010 compared to interest income of $14,000 for the same period of the previous year. Interest expense in the current period includes $499,000 of imputed interest on the Cortelco Note, of which approximately $33,000 in interest expense is a result of changes in the estimated timing of future principal payments.

Liquidity and Capital Resources

As of April 30, 2010, the Company had cash and cash equivalents of $2,536,000 and working capital of $7,265,000.

Our operating activities resulted in a net cash inflow of $1,332,000 for the nine months ended April 30, 2010 compared to a net cash inflow of $204,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items) and lower accounts receivable partially offset by lower accrued expenses and trade accounts payable. The net operating cash inflow for the prior year period primarily reflects net loss (adjusted for non-cash items), lower inventories, prepaid assets, and trade accounts receivable, excluding the assets acquired in the merger with Cortelco. The inflow for the prior year was partially offset by lower accrued expenses excluding the accrued expenses assumed in the merger with Cortelco.

Our investing activities resulted in a net cash outflow of $438,000 for the nine months ended April 30, 2010 compared to a net cash outflow of $356,000 for the same period of the previous year. Cash used in investing activities for the nine months ended April 30, 2010 was a result of net cash used for capitalized software costs of approximately $424,000 and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used in the acquisition of Cortelco of $400,000, net disposals of marketable securities, an investment of approximately $136,000 in a joint venture in Hangzhou, China, net cash used for capitalized software costs of approximately $107,000, and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $1,368,000 for the nine months ended April 30, 2010 compared to a cash inflow of $2,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan and exercise of a stock warrant. Cash provided by financial activities in the prior period were due to purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2009; resulting in an accumulated deficit of $48,856,000 at that date. During the nine months ended April 30, 2010 cash and cash equivalents decreased to $2,536,000 from $3,010,000, primarily as a result of payments made against the Cortelco Note.

The Company had income from operations of $513,000 for the nine months ended April 30, 2010 versus a loss from operations of $464,000 for the same period in the prior year. As of April 30, 2010, the Company had $2,536,000 in cash and cash equivalents available to fund operations, of which $197,000 was held in international bank accounts.

The Company is largely dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco line of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net income was $84,000 for the nine months ended April 30, 2010 compared to a net loss of $450,000 for same period in the previous year due to the acquisition of Cortelco and reduction in expenses explained above.

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

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

Nine Months Ended April 30, 2010
Net income reported	$84
Imputed interest expense on note payable	499

Net income less imputed interest	$583

Net income per common share as reported	$0.03
Interest imputed	0.18

Net income per common share less imputed interest	$0.21

Weighted average shares outstanding - basic	2,743

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2010, four customers accounted for approximately 58% of total accounts receivable and individually 20%, 14%, 12% and 12% of the total accounts receivable. For the nine months ended April 30, 2010, four customers accounted for approximately 53% of total revenue and individually 26%, 11%, 10% and 7% of total revenue.

(b)	Commitments

At April 30, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,973,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of April 30, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires June 29, 2010.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ended April 30, 2010.

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

EON COMMUNICATIONS CORPORATION

Dated: June 10, 2010	/s/ Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)