Form 10-K
period 2010-07-31
EON COMMUNICATIONS CORP
filed 2010-10-29
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $7,329,360 based upon the closing sale price as reported by the NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2010).

2,857,966 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

BACKGROUND

eOn Communications Corporation™ (“eOn” or the “Company”) is a provider of communications solutions incorporated in Delaware in July 1991. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or contact center technologies, eOn delivers products that enable businesses to perform. Sales and support of products in Asia are done through eOn Communications (Beijing) Corporation Limited (“eOn China”), the Company’s wholly owned subsidiary based in Beijing, China.

On April 1, 2009, the Company acquired Cortelco Systems Holding Corp. (“Cortelco”). David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco. Cortelco, Inc. is a wholly-owned subsidiary of Cortelco Systems Holding Corp. Cortelco provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long term relationships.

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The consideration for the CSPR shares consists of (i) 90,959 Company shares of stock, issued to Mr. Lee effective June 9, 2010, (ii) a cash payment of $185,511.34, payable in three annual installments, with the initial installment due on June 9, 2011, (iii) and the right to share in sales proceeds received by the Company if the Company sells the CSPR shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. The number of eOn shares issued to Mr. Lee was calculated based on the average closing price of eOn Shares for thirty (30) trading days ending on June 8, 2010. The Company has the right to require Mr. Lee to repurchase the CSPR shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014. The purchase, combined with shares already owned by the Company, establishes eOn Communications as the majority shareholder of Cortelco Systems Puerto Rico.

The Company’s principal executive offices are located at 185 Martinvale Lane, San Jose, California 95119. The telephone number at that address is (408) 694-9500. The Company also has offices located in Kennesaw, GA; Corinth, MS; Caguas, Puerto Rico; and Beijing, PRC.

BUSINESS OVERVIEW

eOn focuses its resources on developing and marketing products that help businesses communicate with their customers. Communications technology is a critical factor for businesses in their effort to gain a competitive edge. To enable businesses to succeed in this area, eOn offers the Millennium Converged Communications Platform and the eQueue Multimedia Contact Center Solution.

Cortelco is committed to fulfilling the communication needs of business and organizations. Cortelco’s mission is to provide our customers with telephone products together with service and support. Cortelco has formed partnerships with distributors and provides the support needed to supply customers with sales, marketing, customer service, technical support and training.

Cortelco Systems Puerto Rico’s operations include the sale and service of integrated communications systems, data equipment, security products, and telephony billing services.

Millennium Converged Communications Platform

The Millennium is a modular, multi-shelf system combining hardware design with the flexibility of configurable software supporting both basic and complex telephony operations. It is a flexible system that can be configured to operate as a PBX, key system, hybrid, tandem switch channel bank or as a conduit for data applications. The Millennium is digital end-to-end and VoIP compatible. Its system design is based on distributed processing and DSP technology. This product offers businesses the following features:

•	Voice over Internet Protocol (VoIP)

The Millennium System offers support of VoIP, digital and analog technologies—enabling businesses to deploy traditional, IP telephony or a combination of both when and where it’s appropriate for the organization. Whether the need is to connect several phones in an office, hundreds of phones in a campus environment or clusters of remote workers, Millennium VoIP enables the creation of a virtual enterprise.

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

The Millennium offers solutions for a variety of networking applications. From campus environments to distributed call centers, the Millennium provides networking capabilities and data connectivity in industries where a communications hub is required to provide a central point of entry into a system or network.

•	Multimedia Messaging

With the Millennium’s unified messaging option, employees and customers can use the communications medium that they prefer or that is convenient – any combination of voice, fax, or email. The unified messaging option module provides users the ability to access and manage all of their voice, fax and email messages together from a single, highly intuitive interface.

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

Millennium Business Benefits

Business communications powered by the Millennium Converged Communications Platform give employees productivity enhancing features that enable collaboration and productivity. All forms of networking technology are supported, including VoIP, digital as well as traditional. This gives enterprises the option to deploy advanced technologies and, at the same time, preserve investment in legacy applications and investments. Lastly, since the Millennium system offers a wide variety of communications solutions, enterprises can invest in one comprehensive platform that meets the needs of the entire enterprise. This lowers the total cost of ownership and simplifies ongoing administrative and expansion needs.

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

Cortelco Products

The telephone industry has evolved in recent years with cordless telephones, cell phones, VOIP and other computer based voice/data products broadening their scope of application. Most homes in the United States have moved to cordless products and have perhaps one corded or wired telephone. Despite the decline in the number of corded telephones in the residential market, there has been less migration to cordless and cellular in the business/commercial, government and institutional applications. Cortelco is an industry leader that markets a traditional design/style single line corded telephone. In order to maintain this leadership, Cortelco must leverage its existing business relationships and introduce new products that address the needs of the converging communications marketplace.

CSPR Products

Cortelco Systems Puerto Rico’s operations include the sale and service of integrated communications systems, data equipment, security products, and telephony billing services.

CUSTOMERS

During fiscal year 2010, the Company recognized revenue from the federal government of $1,366,000, or 8% of total revenue. Revenue from four major distributors was $8,801,000 or 51% of total revenue for the year ended July 31, 2010. Revenue from one of these distributors, Graybar Electric Co., Inc., was $4,294,000 or 25% of the total revenue for the year ended July 31, 2010.

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

During the next fiscal year, eOn plans to introduce a new VOIP platform that will support PBX and ACD functions. The goal is to provide all of the features inherent in our existing products while at the same time improve our capability to seamlessly network over distributed environments.

•	Explore Emerging Market Opportunities

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

eNterprise SIP Business Telephones leverage standards-based technologies to extend communications features of carrier class VoIP soft switch platforms to users over IP networks. These telephones access the potential of IP networks and deliver telephony applications to the desktop. Features offered include:

•	SIP for Business—support for Session Initiation Protocol provides access to business IP telephony features and applications;

•	Simplified Management—dynamic IP addressing allows phones to be relocated quickly and easily without a service technician or IT support;

•	Multiple Power Options—support for power over Ethernet IEEE 802.3af technology;

•	Voice Quality—voice compression codecs optimize bandwidth and audio quality;

•	Built-in Speakerphone—enhanced voice quality and operation with acoustic echo cancellation;

•	Programmable Feature Keys—optional 22 or 32 keys for customized access to advanced calling features; and

Optional Button Expansion Module—provides up to 192 programmable feature keys.

eConn

eOn is developing a new VOIP platform that will be named “eConn” and projected for availability in the first quarter of fiscal year 2011. This new platform will support over 500 telephony features which can be delivered through a new easy-to-use graphical user interface (“GUI”). The eConn platform will provide options to add unified messaging, auto-attendant, presence management tools and mobility applications. eConn will utilize a native Computer-Supported Telecommunications Applications (“CSTA”) interface making it easier to support an extensive range of third-party Computer Telephony Integration (“CTI”) applications.

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

Cortelco has new products slated for introduction, including DECT (Digital Enhanced Cordless Telecommunications) cordless as well as expanded corded line powered caller ID models.

•	SIP VOIP

Cortelco is introducing new SIP (Session Initiation Protocol) VoIP telephones to expand our Internet Protocol (IP) family of products, which have been certified to comply with equipment manufactured by the largest IP network equipment supplier in the United States. Further expansion of the IP family of products is planned.

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

Cortelco products are sold through several distribution channels. An integral part of Cortelco’s strategy is to strengthen and protect its relationships with resellers, distributors and other vendors to encourage these parties to recommend or distribute Cortelco’s products and to add resellers both domestically and internationally. Cortelco currently invests, and intends to continue to invest, significant resources to expand its sales and marketing capabilities.

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

The market in which Cortelco participates is intensely competitive, rapidly evolving and subject to technological changes. Cortelco considers KGP Logistics (formerly Embarq or Sprint North Supply), Telematrix (SciTec), Vtech (AT&T), Aastra and Panasonic to be key competitors for current products. Key competitive factors include product quality, features, functionality, product differentiation and reputation. Cortelco does not sell into the extremely competitive and low margin retail market but rather sells products into the commercial, government, independent telephone companies and various institutional markets.

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

ENVIRONMENTAL LAW COMPLIANCE

Our operations are affected by federal, state and local environmental laws. The Company makes every effort to comply with all laws deemed applicable. While we cannot predict with certainty future costs for environmental compliance, we do not believe they will have a material effect on our earnings or our competitive position.

EMPLOYEES

As of July 31, 2010, we had 104 employees. We had 93 employees in the United States (including 51 in Puerto Rico), 10 employees in China and 1 employee in Canada. The mix of employees was 23 in sales and marketing, 15 in research, development, and professional services, 23 in general and administration, and 43 in manufacturing and distribution. The Company also utilizes temporary employees, independent contractors, and part-time employees as needed. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	73	Chairman and Director
James W. Hopper	66	Chief Executive Officer and Director
Lee M. Bowling	55	Chief Financial Officer

DAVID S. LEE, became the Chairman of the Board of eOn in 1991. From 2003 until June 2008, he served as President and Chief Executive Officer. Previously Mr. Lee served as Chief Executive Officer from May 2000 through August 2001. Mr. Lee is a director of Linear Technology Corporation, a semiconductor company, and Vizio, a consumer electronics company, Chairman of Symbio, a global outsourcing company, and serves as a Senior Advisor for Silver Lake, a private equity investment firm for technology. Mr. Lee is also Regent Emeritus for the University of California. From 1985 to 1988, Mr. Lee was President and Chairman of Data Technology Corporation, a computer peripheral company. Prior to 1985, he was Group Executive and Chairman of the Business Information Systems Group of ITT Corporation, a diversified company, and President of ITT Qume, formerly Qume Corporation, a computer systems peripherals company. In 1973, Mr. Lee co-founded Qume Corporation and was its Executive Vice President until the company was acquired by ITT Corporation in 1978. Mr. Lee received an M.S. from North Dakota State University and a B.S. and an honorary doctorate from Montana State University.

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

ITEM 1A.	RISK FACTORS.

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

For the year ended July 31, 2010, eOn had net income of $502,000. However, eOn has incurred substantial losses since inception resulting in an accumulated deficit of $48,389,000. eOn may not be able to achieve profitability from operations in the future.

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

Our current and potential competitors can be grouped into the following categories:

•	Contact center vendors, such as Avaya and Aspect;

•	Data communication equipment suppliers, such as Cisco Systems and Huawei;

•	VoIP telephone manufacturers, such as Polycom, Linksys, Snom, Grand Stream and Aastra;

•	Hosted solution providers including 8 X 8, Five9, Echopass and Oracle;

•	Email management and web center software suppliers, such as eGain Communications, Kana Software, and LivePerson;

•	Voice communications equipment suppliers, such as Avaya, Mitel, NEC, Toshiba, and Siemens;

•	Customer relationship management (CRM) suppliers such as Oracle, and SalesForce.com; and

•	Telephony product suppliers such as KGP Logistics, Telematrix, Vtech, Aastra, and Panasonic.

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

If we cannot maintain our indirect sales channels, our ability to generate revenue would be harmed.

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

As of September 30, 2010, our executive officers, directors and principal stockholders and their affiliates beneficially owned 891,669 shares, or 30.2% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 2.	PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Kennesaw, Georgia, USA	2,002 sq. ft.	August 2012	Office
Corinth, Mississippi, USA	77,000 sq. ft.	December 2010	Office/Warehouse
San Jose, California, USA	3,780 sq. ft.	December 2010	Office
Caguas, Puerto Rico	17,236 sq. ft.	August 2019	Office/Warehouse

Aggregate annual rental payments for the Company’s facilities are approximately $325,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $496,000 as of September 14, 2010, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date and July 31, 2010.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

QUARTER ENDED	HIGH	LOW
July 31, 2010	$2.70	$1.35
April 30, 2010	$5.14	$2.55
January 31, 2010	$7.10	$1.40
October 31, 2009	$1.53	$0.79

July 31, 2009	$0.90	$0.59
April 30, 2009	$0.90	$0.37
January 31, 2009	$0.80	$0.30
October 31, 2008	$1.25	$0.54

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

Holders

As of September 30, 2010, there were approximately 240 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,800 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2010 and 2009, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

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

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The consideration for the CSPR shares consists of (i) 90,959 Company shares of stock, issued to Mr. Lee effective June 9, 2010, (ii) a cash payment of $185,511.34, payable in three annual installments, with the initial installment due on June 9, 2011, (iii) and the right to share in sale proceeds received by the Company if the Company sells the CSPR shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. The number of eOn shares issued to Mr. Lee was calculated based on the average closing price of eOn Shares for thirty (30) trading days ending on June 8, 2010. The Company has the right to require Mr. Lee to repurchase the CSPR shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014.

Stock Repurchases in the Fourth Quarter

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

eOn Communications Corporation™ (“eOn” or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use the eOn products to communicate more effectively. eOn’s offerings are built on open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architectures (SOA).

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

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010 and combined with the shares already owned by the Company, establishes eOn Communications as the majority shareholder of Cortelco Systems Puerto Rico. For additional information, refer to the Stock Purchase Agreement between the Company and David S. Lee, setting forth the terms and conditions of the acquisition, filed as an exhibit to the Company 8-K dated as of June 9, 2010. CSPR’s operations include the sale and service of integrated communications systems, data equipment, security products and telephony billing services. CSPR is a registered company under the Security and Exchange Commission (“SEC”). On July 30, 2009, CSPR filed Form 15, Certification and Notice of Termination of Registration under section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934, and discontinued all SEC filing requirements.

The Company had net income of $502,000 for fiscal year 2010. The increase in revenue and gross margin resulting from the acquisition of Cortelco was partially offset with imputed interest on the note payable to Cortelco’s shareholders. Imputed interest is dependent on Cortelco’s projected earnings and resulting payments pursuant to the note payable to Cortelco’s former shareholders. Cash flows generated by Cortelco subsequent to the merger will first be used to pay the obligation under the merger agreement until the full $11,000,000 is satisfied.

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

Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts

Millennium PBX System	Individual sale

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale

Cortelco Products	Individual sale

CSPR Products	Individual sale	Individual sale	Individual sale

CSPR Telephony Billing		Individual sale

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

Telephony billing revenues from the resale of Puerto Rico Telephone services are recognized monthly as services are provided to the customers.

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services, and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software.

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%—1.5% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Software Development

We capitalize costs for developing software upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years.

For the years ended July 31, 2010 and 2009, capitalized software development costs, which relate to our eConn IP-PBX product, were approximately $562,000 and $243,000, respectively. Amortization of the software development costs are projected to be amortized beginning in the first fiscal quarter of 2011.

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

See Note 11 Stock—Based Compensation to the consolidated financial statements for further information regarding ASC Topic 718, Stock Compensation.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2009, the Company has available net operating loss (“NOL”) carry-forwards of approximately $25,300,000.

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

RESULTS OF OPERATIONS

The following table presents our statements of operations expressed as a percentage of net revenues for fiscal years 2010 and 2009:

	For the Years Ended July 31,
	2010	2009
Net revenue	100.0%	100.0%
Cost of revenue	63.8%	55.1%

Gross profit	36.2%	44.9%
Operating expenses:
Selling, general and administrative	28.0%	34.1%
Research and development	2.9%	8.7%
Other	0.3%	1.1%

Total operating expense	31.2%	43.9%

Income from operations	5.0%	1.0%
Interest (expense)	(3.9)%	(4.4)%
Equity earnings of an unconsolidated investee	0.4%	0.3%
Gain on bargain purchase	2.9%	0.0%
Gain on investment	0.1%	0.0%

Income (loss) before income taxes	4.5%	(3.1)%
Income taxes	(1.5)%	0.0%

Net income (loss)	3.0%	(3.1)%
Net income attributable to the noncontrolling interest	0.2%	0.0%

Net income (loss) attributable to eOn Communications Corp. shareholders	2.8%	(3.1)%

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium and Cortelco and CSPR product lines and product and maintenance and professional service revenue generated by our eQueue and CSPR product line. Net revenue increased approximately 61% to $17,094,000 for the year ended July 31, 2010 from $10,645,000 for the previous fiscal year. The increase reflects $12,125,000 in Cortelco revenue for the full fiscal year compared to four months in the prior year subsequent to the acquisition of Cortelco on April 1, 2009. Net revenue also includes $1,236,000 of CSPR revenue subsequent to the acquisition of a majority interest on June 9, 2010. The increase in revenue is partially offset by lower eQueue revenue from products, maintenance and professional services, and lower Millennium revenue compared to the prior year. Sales of Millennium systems and eQueue systems were adversely impacted by slowdowns in key U.S. government and education markets and increased competition.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our phones and systems. Gross profit increased approximately 29% to $6,186,000 for the year ended July 31, 2010 compared to $4,782,000 for the previous fiscal year. The increase in gross profit reflects inclusion of Cortelco’s and CSPR’s gross profit and partially offset by lower Millennium product and eQueue product, maintenance and professional service gross profit. Our gross margins were 36% and 45% for fiscal years 2010 and 2009, respectively. The decrease in margin percentage reflects lower maintenance and professional services revenue, which historically has higher margins. The inclusion of Cortelco operations beginning April 1, 2009, which historically has a lower margin, also contributed to the decline in gross margin percentages.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $4,784,000 for the year ended July 31, 2010, an increase of 32% from $3,633,000 in the prior fiscal year. The increase is primarily attributable to an increase of $1,473,000 in Cortelco expenses due to inclusion of the full fiscal year compared to four months in the previous fiscal year. The increase also reflects inclusion of CSPR’s expenses of approximately $292,000 and higher domestic contract services and trade show expenses, partially offset by lower personnel costs, overhead expenses, travel expenses, professional fees, and bad debt expenses.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts are currently concentrated on development of the new eConn IP-PBX/ACD with continued enhancements for our eQueue and Millennium product lines. Research and development expenses were $502,000 for the year ended July 31, 2010, which represents a decrease of approximately 46% from $926,000 in fiscal year 2009. The decrease primarily reflects lower subcontract costs and overhead expenses. The Company capitalized approximately $561,000 of software development costs related to a new IP PBX that is under development. Amortization of the capitalized cost is expected to begin in the first fiscal quarter of 2011 when the product is available for general release to customers.

OTHER EXPENSE

Other income and expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense was $52,000 in fiscal 2010 compared to an expense of $120,000 in fiscal year 2009. The decrease is primarily a result of the disposal of leasehold improvements in China in fiscal year 2009.

INTEREST EXPENSE, NET

Interest expense was $671,000 in fiscal year 2010 and $466,000 in fiscal year 2009. Fiscal year 2010 reflects imputed interest of $674,000 on the note payable to the former Cortelco shareholders.

INCOME TAX EXPENSE

Income tax expense totaled $248,000 in fiscal 2010 and $5,000 in fiscal 2009. Income tax expense differed from tax expense at the statutory federal income tax rate due to state income taxes and the valuation allowance established.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, we had cash and cash equivalents of $4,108,000 and a working capital balance of $8,557,000.

Our operating activities resulted in net cash inflows of $2,885,000 for fiscal year 2010 compared to net cash inflows of $1,256,000 for fiscal year 2009. The increase in net operating cash flow for the current fiscal year primarily reflects lower accounts receivable, inventories, prepaid assets, and net income (adjusted for non cash items) for the year partially offset by lower accrued expenses. Net operating cash inflow for fiscal year 2009 was primarily the result of lower inventories and higher accounts payable partially offset by net loss (adjusted for non cash items) for the year and higher accounts receivable.

Our investing activities resulted in net cash outflows of $222,000 for fiscal year 2010 compared to net cash inflows of $209,000 in fiscal year 2009. Cash used investing activities for fiscal year 2010 included capitalized software development costs of $562,000 and capital expenditures partially offset by cash acquired in the acquisition of CSPR. Cash provided by investing activities during fiscal year 2009 consisted primarily of net sales of marketable securities, partially offset by net cash used in the acquisition of Cortelco, capitalized software development costs, investment in a joint venture and capital expenditures.

Our financing activities resulted in net cash outflows of $1,572,000 in fiscal year 2010 compared to net cash inflows of $2,000 in fiscal year 2009. Cash used in financing activities during fiscal year 2010 was attributable to payments on the Cortelco Note and dividend payments by CSPR partially offset by purchases under the Employee Stock Purchase Plan and proceeds from the exercise of a stock warrant. Cash provided by financing activities during fiscal year 2009 was attributable to proceeds from the employee stock purchase plan.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities resulting in an accumulated deficit of $48,389,000. The Company recorded net income of $467,000 in fiscal year 2010. As of July 31, 2010, the Company had $4,108,000 in cash and cash equivalents available to fund operations, of which $194,000 was held in international bank accounts.

The Company is largely dependent on available cash and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of July 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2010. CSPR has a $400,000 revolving line of credit secured by trade accounts receivable and bears interest at 2.5% over Citibank’s base rate. The agreement, none of which was drawn on as of July 31, 2010, is renewable annually at the bank’s sole discretion and has certain covenants requirements. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the lines of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

The Company believes that the cash, short-term marketable securities on hand, lines of credit, plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and the Company could be in a position that would require the Company to raise additional capital, which may not be available to the Company or may not be available on acceptable terms.

NET INCOME (LOSS)

Net income was $467,000 in fiscal year 2010 compared to a net loss of $339,000 in fiscal year 2009. Reported net income has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net income (loss) and income (loss) per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure
(In thousands, except per share amounts)
	Year Ended July 31, 2010	Year Ended July 31, 2009
Net income (loss) reported	$467	$(339)
Interest imputed	674	480

Net income less imputed interest	$1,141	$141

Net income (loss) per common share as reported	$0.17	$(0.12)
Interest imputed	0.24	0.18

Net income per common share less imputed interest	$0.41	$0.05

Weighted average common shares outstanding	2,760	2,735

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2010 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Notes payable (1)	$4,321	$683	$604	$546	$440	$404	$1,644
Operating leases (2)	1,139	213	137	107	110	117	455
Purchase obligations (3)	2,375	2,375	—	—	—	—	—

Total	$7,835	$3,271	$741	$653	$550	$521	$2,099

(1)	Actual payments under the note payable to Cortelco shareholders (“Cortelco Note”), which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.
(2)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(3)	Outstanding commitments for purchases of inventory under open purchase orders.

On August 10, 2009, the Company’s lease was cancelled and the Company entered into a new sublease agreement reducing the leased square footage to 2,002 square feet of office space in Kennesaw, Georgia. The sublease has a term of three years and provided for rent expense of approximately $2,500 per month.

The Company leases approximately 3,780 square feet of office space in San Jose, California. This joint lease with Spark Technologies has monthly rent of approximately $3,200 and expires December 31, 2010.

The Company leases approximately 77,236 square feet of office and warehouse space in Corinth, Mississippi. The lease has monthly rent of approximately $11,500 and has a term of four years expiring in December 2010.

CSPR leases approximately 17,236 square feet of office and warehouse space from the Puerto Rico Industrial Development Company. The lease expires in August 2019 and has monthly rent of approximately $8,000.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $496,000 as of September 14, 2010, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date and July 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 8.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

eOn Communications Corporation

We have audited the accompanying consolidated balance sheet of eOn Communications Corporation and Subsidiaries (the “Company”) as of July 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eon Communication Corporation and Subsidiaries as of July 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Horne LLP

Ridgeland, Mississippi

October 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

eOn Communications Corporation

We have audited the accompanying consolidated balance sheet of eOn Communications Corporation and subsidiaries as of July 31, 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eOn Communications Corporation and subsidiaries as of July 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

October 29, 2009

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,108	$3,010
Trade accounts receivable, net of allowance of $235 and $332, respectively	4,168	2,943
Trade accounts receivable—related party	8	228
Inventories	4,948	5,032
Deferred income taxes	—	270
Prepaid and other current assets	257	242

Total current assets	13,489	11,725
Property and equipment, net	279	209
Intangibles, net	847	410
Investments	990	1,136
Investment in unconsolidated equity investee	—	140

Total assets	$15,605	$13,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,361	$1,127
Trade accounts payable—related party	—	11
Notes payable—related parties	674	1,157
Accrued expenses and other	1,977	1,628

Total current liabilities	5,012	3,923
Notes payable—related parties, net of current portion	3,647	3,891

Total liabilities	8,659	7,814

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,989,269 and 2,873,992 shares issued, respectively)	15	14
Additional paid-in capital	56,269	56,048
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,389)	(48,856)
Accumulated other comprehensive income	110	103

Total eOn Communications Corp. stockholders’ equity	6,502	5,806
Noncontrolling interest	444	—

Total stockholders’ equity	6,946	5,806

Total liabilities and stockholders’ equity	$15,605	$13,620

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2010	2009
REVENUE
Third party revenue	$17,094	$10,355
Related party revenue	—	290

Net revenue	17,094	10,645
COST OF REVENUE
Third party cost of revenue	10,908	5,659
Related party cost of revenue	—	204

Cost of revenue	10,908	5,863

Gross profit	6,186	4,782
OPERATING EXPENSE
Selling, general and administrative	4,784	3,633
Research and development	502	926
Other	52	120

Total operating expense	5,338	4,679

Income from operations	848	103
OTHER INCOME (EXPENSE)
Interest expense, net	(671)	(466)
Equity earnings of unconsolidated investee	61	29
Gain on bargain purchase	497	—
Gain on investment	15	—

Total other expense	(98)	(437)

Income (loss) before income taxes	750	(334)
Income tax expense	(248)	(5)

Net income (loss)	502	(339)
Less: Net income attributable to the noncontrolling interest	35	—

Net income (loss) attributable to eOn Communications Corp. shareholders	$467	$(339)

Weighted average shares outstanding:
Basic	2,760	2,735

Diluted	2,762	2,735

Basic income (loss) income per share	$0.17	$(0.12)

Diluted income (loss) income per share	$0.17	$(0.12)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$502	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation expense	4	25
Depreciation and amortization	233	180
Deferred income taxes	270	—
Provision for doubtful accounts	(4)	55
Loss on disposal of fixed assets	—	39
Imputed interest expense on note payable	676	480
Equity in earnings of unconsolidated investee	(61)	(29)
Gain on investments	(17)	—
Gain on bargain purchase	(497)	—
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	1,057	(488)
Inventories	590	881
Prepaid and other current assets	195	232
Trade accounts payable	(21)	329
Trade accounts receivable/payable—related party	206	(259)
Accrued expenses and other	(248)	150

Net cash provided by operating activities	2,885	1,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45)	(12)
Capitalized software development costs	(562)	(243)
Purchase of investments	—	(194)
Sale of investments	10	58
Sales of marketable securities	—	1,000
Net cash acquired (used) in business acquisition	375	(400)

Net cash (used in) provided by investing activities	(222)	209
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend by subsidiary	(124)	—
Repayment of note payable	(1,425)	—
Subsidiary purchase of treasury stock	(36)	—
Proceeds from employee stock purchase plan	11	2
Proceeds from stock warrant exercise	2	—

Net cash (used in) provided by financing activities	(1,572)	2

Effect of exchange rate changes on cash	7	(2)

Net increase in cash and cash equivalents	1,098	1,465
Cash and cash equivalents, beginning of period	3,010	1,545

Cash and cash equivalents, end of period	$4,108	$3,010

Supplemental cash flow information:
Interest paid	$642	$—

Income taxes paid	$—	$5

Supplemental disclosure of non-cash investing activity:
Net assets acquired in merger with Cortelco Systems Holding Corp., excluding cash (see Note 3)	$—	$4,954

Stock issued for purchase of CSPR stock	$190	$—

Note payable for purchase of CSPR stock	$159	$—

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2008	2,869,608	$14	$55,931	(135,380)	$(1,502)	$(48,517)	$105	$—	$6,031
Issuance of common stock under employee stock purchase plan	4,384		2						2
Stock based compensation expense, stock options and ESPP			25						25
Capital contribution by David Lee			90						90
Treasury stock acquired in merger				(4,200)	(1)				(1)
Comprehensive income (loss):
Foreign currency translation adjustments							(2)		(2)
Net loss						(339)			(339)

Comprehensive loss									(341)

Balance at July 31, 2009	2,873,992	14	56,048	(139,580)	(1,503)	(48,856)	103	—	5,806
Issuance of common stock under employee stock purchase plan	9,318		11						11
Stock based compensation expense, stock options and ESPP			4						4
Issuance of common stock for exercise of stock warrant	15,000	1	1						2
Issuance of common stock for purchase of CSPR stock	90,959		190						190
Noncontrolling interest in acquisition of CSPR								460	460
Subsidiary purchase of treasury stock								(36)	(36)
Change in ownership interest in subsidiary			15					(15)	—
Comprehensive income:
Foreign currency translation adjustments							7		7
Net income						467		35	502

Comprehensive income									509

Balance at July 31, 2010	2,989,269	$15	$56,269	(139,580)	$(1,503)	$(48,389)	$110	$444	$6,946

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2010 and 2009

1.	Description of Business

eOn Communications Corporation™ and subsidiaries (“eOn” or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to leverage advanced technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn Communications delivers, IP-ready products to improve business performance. Through its wholly-owned subsidiary, Cortelco Systems Holding Corp. (“Cortelco”), the Company provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long term relationships.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco acquired on April 1, 2009, and Cortelco Systems Puerto Rico (“CSPR”) control of which was acquired on June 9, 2010. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. At July 31, 2010, there was approximately $194,000 held in foreign bank accounts.

(c)	Accounts Receivable

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

(d)	Inventories

Inventories consist of phones, systems, system cards and component parts for final assembly of our systems and are valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (“FIFO”) method. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis and any changes in valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(f)	Intangible Assets

Intangibles represent process technology acquired from Aelix Systems Inc. (Aelix) and software development costs. Aelix was the Company’s 100% owned subsidiary, which was closed effective April 1, 2008.

The Company accounts for costs related to software developed for external use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software. As required by ASC Topic 985, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The software is under development and is expected to be available for general release to customers in the first fiscal quarter of 2011, at which time the Company will begin amortizing it.

In accordance with ASC Topic 360, Property, Plant, Equipment, management of the Company evaluates the carrying value of the process technology and software development cost annually or when a possible impairment is indicated. Based on its evaluation, management recorded an impairment charge of approximately $41,000 against the process technology as of July 31, 2010.

Changes in the carrying amount of the intangible assets are summarized as follows (in thousands):

	Process Technology	Software Under Development	Total Intangible Assets
Balance at August 1, 2008	$251	$—	$251
Amortization	(84)	—	(84)
Additions	—	243	243

Balance at July 31, 2009	167	243	410
Amortization	(84)	—	(84)
Impairment	(41)	—	(41)
Additions	—	562	562

Balance at July 31, 2010	$42	$805	$847

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

The following schedule outlines the expected intangible related amortization expense over the respective lives (in thousands):

Year ending July 31,	Process Technology Amortization	Software Amortization	Total Amortization
2011	$42	$121	$163
2012	—	161	161
2013	—	161	161
2014	—	161	161
2015	—	161	161
Thereafter	—	40	40

Total	$42	$805	$847

(g)	Investments

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or when we exercise significant influence over the entity. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. Investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

The Company evaluates its cost method investments for impairment on a quarterly basis in accordance with ASC 325, Cost Method Investments (“ASC 325”), which specifically addresses accounting for cost method investments subsequent to initial measurement. An impairment charge is recognized whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

(h)	Stock Compensation Plans

The Company accounts for stock-based compensation under ASC Topic 718, Stock Compensation (“Topic 718”). Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Topic 718 also required the benefits of tax deductions in excess of recognized compensation cost to be recorded as financing cash flows.

(i)	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%—1.5% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

(j)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets when management is unable to conclude that it is more likely than not that the asset will be realized.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company classifies interest and penalties, if any, as a component of its income tax provision.

(k)	Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale
Cortelco Products	Individual sale
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing		Individual sale

Because the eQueue system is very flexible in its applications, some customers contract for professional services to tailor their system to specific requirements. Professional services are invoiced separately upon completion.

eQueue customers can also elect to enter into maintenance contracts to receive software updates and free technical support. Revenue is recognized quarterly for each maintenance period as provided.

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

Telephony billing revenues from the resale of Puerto Rico Telephone services are recognized monthly as services are provided to the customers.

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of products as cost of sales.

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition and ASC Topic 985, Software.

(l)	Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. During fiscal year ended July 31, 2009, potentially dilutive shares were excluded from the computation of dilutive loss per share because the Company has a net loss from operations for the periods and their effect would have been anti-dilutive.

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

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the short term nature of the instruments. The fair value of related party accounts receivable, related party accounts payable, and related party notes payable are not practical to estimate due to the related party nature of the underlying transactions.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

The following table presents information about the liabilities recorded at fair value at July 31, 2010, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2010
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2010
Notes payable-related parties	$—	$—	$4,321	$4,321

Total	$—	$—	$4,321	$4,321

The following table presents information about the liabilities recorded at fair value at July 31, 2009, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2009
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2009
Notes payable-related party	$—	$—	$4,910	$4,910

Total	$—	$—	$4,910	$4,910

As of July 31, 2010 the carrying value of the Company’s investment in Symbio was $990,000. The fair value of the Company’s investment in Symbio was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company’s cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Future changes in market conditions, the future performance of the investment, or new information provided by Symbio’s management could affect the recorded value of the investment and the amount realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

The note payable to the former Cortelco shareholders (See Note 3) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the year ended July 31, 2010 (in thousands):

Beginning fair value—August 1, 2009	$4,910

Inputed interest	619
Change in estimates	55

Interest expense	674
Payments	(1,425)

Ending fair value—July 31, 2010	$4,159

(n)	Estimates

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

(o)	Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The functional currency of the Company’s China operations is the Renminbi Yuan. The financial statements of the operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of stockholders equity. Foreign currency transaction gains and losses are included in determining net income (loss).

(p)	Research and Development Costs

The Company allocates expenses to research and development costs based on headcount that is dedicated to research and development activities.

(q)	Advertising Expense

The Company expenses advertising expenses as incurred. Advertising expenses for fiscal years 2010 and 2009 were not significant.

(r)	Segment Reporting

The Company operates in three business segments: Communications Systems and Services, Telephony Products, and Puerto Rico. Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

(s)	Recently Issued Accounting Standards

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

Years Ended July 31, 2010 and 2009

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

3.	Acquisitions

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method (Level 3 input of the fair value hierarchy), and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

The following represents the purchase price allocation at the date of the Cortelco acquisition (in thousands):

Cash	$100
Accounts receivable	1,578
Inventories	3,412
Deferred income taxes, current	212
Other current assets	333
Property and equipment	157
Deferred income taxes, long-term	58
Other assets	121
Current liabilities	(917)

Net assets acquired	$5,054

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382, or 33% of the outstanding shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”), from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The consideration for the CSPR

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

shares consists of (i) 90,959 Company shares of stock, issued to Mr. Lee effective June 9, 2010, (ii) a cash payment of $185,511 payable in three annual installments, with the initial installment due on June 9, 2011, (iii) and the right to share in sale proceeds received by the Company if the Company sells the CSPR shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. The number of eOn shares issued to Mr. Lee was calculated based on the average closing price of eOn Shares for thirty (30) trading days ending on June 8, 2010. The Company has the right to require Mr. Lee to repurchase the CSPR shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014. The purchase, combined with shares already owned by the Company, establishes the Company as the majority shareholder of CSPR.

The fair value of the 90,959 Company shares of stock issued was $190,000 based upon the closing price of the Company’s stock on June 8, 2010. The fair value of the cash obligation was $159,000 at the date of the acquisition determined using a discounted cash flow method (Level 3 input) and a discount rate of 7%.

The acquisition was accounted for under the acquisition method in accordance with the guidance provided by ASC Topic 805, Business Combinations. Acquisition-related costs of approximately $6,000 are included in the general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended July 31, 2010.

The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. Thus, in connection with the acquisition of CSPR stock, the carrying amounts of the Company’s previously held equity interest in CSPR was revalued to fair value at the acquisition date, resulting in a gain of approximately $15,000 which is recorded in other income (expense) in the consolidated statements of operations for the year ended July 31, 2010. The total fair value of the noncontrolling interesting in CSPR was $460,000 at the acquisition date. The fair value of the Company’s existing ownership interest and the noncontrolling interest was determined using the CSPR stock price from transactions on or around the acquisition date.

The following represents the fair value of identifiable assets acquired and liabilities assumed at the date of the CSPR acquisition (in thousands):

Cash	$375
Accounts receivable	2,352
Inventories	70
Projects in process	436
Other current assets	135
Property and equipment	133

Total assets acquired	3,501
Total liabilities assumed	(2,009)

Net assets acquired	1,492
Fair value of existing ownership	(186)
Fair value of noncontrolling interest	(460)
Gain on bargain purchase	(497)

Total purchase price	$349

The purchase price allocation resulting in the recognition of a gain on bargain purchase of $497,000, which is recorded in other income (expense) in the consolidated statement of operations for the year ended July 31, 2010. The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

the value of the purchase consideration. The acquisition resulted in a bargain purchase as CSPR had declining annual revenues at the time of the acquisition thus impacting the fair value of CSPR as of the date of the acquisition.

Subsequent to the acquisition, CSPR reacquired a percentage of its own shares causing the Company’s ownership interest to increase. Accounting guidance requires changes in the ownership interest while the Company retains its controlling financial interest in the subsidiary to be treated as equity transactions. As a result, the Company recorded a reduction to noncontrolling interest and an increase to additional paid-in capital in the amount of $15,000.

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $496,000 as of September 14, 2010, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date and July 31, 2010.

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

	Year Ended July 31,
	2010	2009
Revenue	$23,726	$29,232

Net income	161	92
Net (income) loss attributable to noncontrolling shareholders	117	(191)

Net income attributable to eOn shareholders	$44	$283

Proforma income per share:
Basic	$0.02	$0.10

Diluted	$0.02	$0.10

4.	Concentrations of Credit Risk, Major Customers, Major Suppliers and Geographic Information

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

Years Ended July 31, 2010 and 2009

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2010 and 2009, the Company recognized revenue from the United States federal government of $1,366,000, or 8% of total revenue and $1,638,000, or 15% of total revenue, respectively. Revenue from four distributors arising from the acquisition of Cortelco was $8,801,000 or 51% of revenue during fiscal year 2010 and $2,937,000 or 28% of revenue for the fiscal year ended July 31, 2009. Revenue from one of these distributors was $4,294,000 or 25% of total revenue for the year ended July 31, 2010 and $1,525,000 or 14% of total revenue for the year ended July 31, 2009. As of July 31, 2010 and 2009, the Company had receivables from the federal government of $193,000 and $600,000, respectively. As of July 31, 2010 and 2009, the Company had receivables from four major distributors of $1,526,000 and $1,428,000, respectively. Two of these distributors accounted for 23% and 30% of trade accounts receivable at July 31, 2010 and 2009, respectively.

The Company purchases approximately 85% of its Millennium phones, systems and system cards from one contract manufacturer. Although the Company utilizes another contract manufacturer, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal years 2010 and 2009, purchases from this vendor totaled approximately $404,000 and $514,000, respectively. As of July 31, 2010 and 2009, the balances payable to this contract manufacturer were $53,000 and $50,000, respectively.

The Company purchases approximately 51% of its Cortelco phones from two major suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal year 2010 and 2009, purchases from these two suppliers totaled approximately $4,392,000 and $1,534,000, respectively. As of July 31, 2010 and 2009, the balances payable to these two suppliers were $762,000 and $747,000, respectively.

5.	Inventories

Inventories consist of the following as of July 31, 2010 and 2009 (in thousands):

	2010	2009
Raw materials and purchased components	$1,465	$1,626
Finished goods	5,256	5,098

Total	6,721	6,724
Inventory obsolescence reserve	(1,773)	(1,692)

Total inventories	$4,948	$5,032

6.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2010 and 2009 (in thousands):

	2010	2009
Refundable facility deposits	$19	$24
Prepaid expenses	238	216
Other	—	2

Total	$257	$242

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

7.	Property and Equipment

Property and equipment consist of the following as of July 31, 2010 and 2009 (in thousands):

	2010	2009
Leasehold improvements	$369	$317
Equipment	1,895	1,713
Furniture and fixtures	352	345

Total	2,616	2,375
Less: accumulated depreciation	(2,337)	(2,166)

Property and equipment, net	$279	$209

8.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2010 and 2009 (in thousands):

	2010	2009
Employee compensation	$269	$131
Vacation	105	104
Deferred income	338	348
Warranty reserve	223	196
Professional fees	148	246
Other	894	603

Total	$1,977	$1,628

The following table summarizes the activity related to the product warranty liability during fiscal years 2010 and 2009 (in thousands):

	2010	2009
Balance at beginning of period	$196	$82
Warranty accrual acquired from CSPR/Cortelco	51	120
Accruals for warranty liability	107	42
Warranty expense	(131)	(48)

Balance at end of period	$223	$196

9.	Notes Payable and Lines of Credit

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable was cancelled in fiscal year 2010 in exchange for the Company’s interest in Symbio-ES Park Business Outsourcing Joint Venture. (See Note 12.)

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventory up to a maximum of $2,500,000, none of which was drawn on as of July 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate (4% at July 31, 2010) is floating based on LIBOR and expires December 15, 2010.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

CSPR has a $400,000 revolving line of credit secured by trade accounts receivable and bears interest at 2.5% over Citibank’s base rate. The agreement, none of which was drawn on as of July 31, 2010, is renewable annually at the bank’s sole discretion and has certain covenants requirements.

The fair value of the Cortelco Note payable obligation was valued at approximately $4,430,000 at the April 1, 2009 Cortelco acquisition date using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance totaled $4,159,000 at July 31, 2010 and $4,910,000 at July 31, 2009.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. The present value of the note payable at July 31, 2010 is approximately $161,000.

The following table represents projected payouts for notes payable based on current assumptions (in thousands):

Fiscal year ending July 31,
2011	$683
2012	604
2013	546
2014	440
2015	404
Thereafter	1,644

$4,321

10.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal year ended
	July 31, 2010	July 31, 2009
Current
Federal	$(20)	$5
State	(2)	—

	(22)	5
Deferred
Federal	228	—
State	42	—

	270	—

	$248	$5

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

A reconciliation between the income tax expense recognized in the Company’s consolidated statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income (loss) before income taxes for fiscal years 2010 and 2009 is as follows (in thousands):

	2010	2009
Income tax expense (benefit) at federal statutory rate (35%)	$263	$(117)
State income taxes	26	(20)
Change in valuation allowance	(93)	292
Other, net	52	(150)

Total income tax expense	$248	$5

The deferred tax effects of the Company’s principal temporary differences at July 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Allowance for doubtful receivables	$124	$129
Inventories	691	708
Basis difference in property and equipment	(31)	(1)
Intangible assets	(346)	(30)
Accrued warranty costs	134	76
Accrued expenses and other	176	(478)
Deferred revenue	(64)	135
Net operating loss carry-forwards	10,086	9,882
Valuation allowance	(10,770)	(10,151)

Total deferred tax asset	$—	$270

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; to the extent that it is more likely than not that the deferred tax assets may not be realized, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2010 and 2009.

At July 31, 2010, the Company has federal and state net operating loss carry-forwards of approximately $25,300,000 which expire on various dates through 2029. As a Puerto Rico corporation not doing business in the United States, CSPR is subject to Puerto Rico income taxes but is exempt from U.S. federal income taxes. CSPR has net operating loss carry-forwards totaling $3,745,000 available to offset future taxable income of CSPR expiring at various dates through 2017.

Tax periods for all years after fiscal 2006 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

11.	Stock-Based Compensation

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2010 and 2009. The Board of Directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the Board of Directors authorized up to an aggregate of 400,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. No grants were made under the 1999 Equity Incentive Plan during fiscal years 2010 and 2009.

During fiscal year 2001, the Board of Directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. During fiscal year 2010, no options were issued under this plan. During fiscal year 2009, 2,500 options were issued under this plan with an exercise price of $.54 per share and a fair value of $.44 per share, vesting in four years.

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2010 and 2009, employees purchased 9,318 and 4,384 shares of common stock respectively, under this plan. In September 2010, employees purchased 8,277 shares under this plan.

Stock Compensation

Stock-based compensation is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

The assumptions used to value option grants and the Employee Stock Purchase Plan for the years ended July 31, 2010 and 2009 are as follows:

	2010	2009
Volatility	83% - 97%	69% - 114%
Expected term (in years)	0.50	6.25
Dividend yield	—	—
Risk free interest rate	.19% - .24%	.44% - 1.92%

Total stock-based compensation recognized for the year ended July 31, 2010 and 2009, related to stock options vested, stock grants and ESPP shares issued during the year totaled $4,000 and $25,000, respectively.

As of July 31, 2010, the Company has total unrecognized compensation costs of $1,000 related to unvested stock options outstanding under the Plans. These costs are expected to be recognized over a weighted average period of 2.2 years ending during fiscal year 2013.

Activity in the Company’s stock option plans during fiscal years 2010 and 2009 is as follows:

	2010
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	202,914	173,363	$12.46
Granted	—	—	—
Exercised	—	—	—
Cancelled	42,339	(42,339)	22.14

End of year	245,253	131,024	$9.43

	2009
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	181,871	210,096	$17.30
Granted	(2,500)	2,500	0.54
Exercised	—	—	—
Cancelled	23,543	(39,233)	37.60

End of year	202,914	173,363	$12.46

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2010 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2010	Weighted Average Exercise Price
$ 0.00 – $5.00	15,688	2.8 years	$3.45	14,281	$3.74
$ 5.01 – $10.00	78,003	4.6 years	7.22	78,003	7.22
$10.01 – $15.00	1,000	3.3 years	11.90	1,000	11.90
$15.01 – $25.00	36,333	3.6 years	16.35	36,333	16.35

	131,024	4.1 years	$9.33	129,617	$9.43

Activity in the Company’s nonvested options during fiscal year 2010 is as follows:

	Nonvested Shares	Weighted Average Exercise Price
Beginning Balance	2,534	$0.61
Options granted	—	—
Options vested	(1,127)	0.70
Options cancelled	—	—

Ending Balance	1,407	$0.54

The aggregate intrinsic value of options outstanding and options exercisable as of July 31, 2010 was approximately $3,000 and $1,000, respectively. The aggregate intrinsic value of the 1,127 options which vested during the year ended July 31, 2010 was approximately $1,000.

12.	Related Parties

Cortelco, Inc. and Cortelco Systems Holding Corp.

Cortelco, Inc. is a subsidiary of Cortelco and a supplier of Millennium and eQueue peripheral hardware. On March 8, 2008, the Company and Cortelco entered into an outsourcing agreement whereby Cortelco provided management for all of eOn’s U.S. operations. Included in the management services were sales, marketing, product management, engineering, technical support, quality assurance, accounting, and information technology. Charges incurred for products and services in fiscal year 2009 prior to the Company’s acquisition of Cortelco on April 1, 2009 were approximately $535,000. David Lee, the Company’s Chairman, was the Chairman and a controlling shareholder of Cortelco.

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until July 31, 2002, when it was spun off to the shareholders of eOn. Since the spin-off, the Company has not had significant trade activity with CSPR.

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

quoted market price of CSPR’s shares at that date. Because David Lee, Chairman of eOn, was a significant shareholder of CSPR, eOn accounted for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, are included in income in the consolidated financial statements. The Company’s proportionate share of CSPR’s net income was approximately $61,000 for the period from August 1, 2009 through June 9, 2010, the effective date of the Company establishing a majority ownership in CSPR with the purchase of Mr. Lee’s CSPR shares.

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David S. Lee, eOn’s Chairman. The purchase of CSPR stock was completed on June 9, 2010 and combined with the shares already owned by the Company, establishes eOn Communications as the majority shareholder of Cortelco Systems Puerto Rico.

Summarized financial information of CSPR for the referenced periods is as follows (in thousands):

	June 9, 2010	July 31, 2009
Assets:
Current Assets	$3,368	$3,151
Property and equipment	133	66
Other noncurrent assets	—	91

Total assets	$3,501	$3,308

Liabilities and stockholders’ equity:
Current liabilities	$2,009	$1,864

Total liabilities	2,009	1,864
Stockholders’ equity	1,492	1,444

Total liabilities and stockholders’ equity	$3,501	$3,308

	Period from August 1, 2009 through June 9, 2010	For the fiscal year ended July 31, 2009
Revenues	$7,224	$9,598
Cost of revenues	(5,700)	(7,685)

Gross profit	1,524	1,913
Expenses	(1,261)	(2,328)

Net income (loss) before taxes	$263	$ (415)

The following represent related party transactions for each of the period from August 1, 2009 until June 9, 2010 and for the fiscal year ended July 31, 2009 (in thousands):

	2010	2009
Receivable from CSPR
Balance at beginning of period	$1	$—
Receivable acquired in merger	—	6
Purchases by CSPR	21	9
Payments from CSPR	(17)	(14)

Balance at end of period	$5	$1

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

Spark Technologies, Inc.

Aelix and eOn China performed engineering development projects for Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chairman and major shareholder of eOn. On November 1, 2006, the Company entered into a professional services agreement with Spark. Under the terms of the agreement, Spark was charged based upon actual personnel, actual operating costs and allocated general overhead based upon pro rata head count, plus a margin of 10% for these services. On April 1, 2008, an outsourcing services transfer agreement was entered into and eOn transferred all of its rights and obligations under the professional services agreement with Spark to Symbio Investment Corporation (“Symbio”). eOn holds an equity interest in Symbio. Spark charges the Company for facility and related expenses for a shared facility in San Jose, CA. The following represents related party transactions for each of the fiscal years ended July 31 (in thousands):

	2010	2009
Receivable from Spark
Balance at beginning of period	$—	$—
Engineering development and costs	—	3
Payments received from Spark	—	—
Payables offset against accounts receivable	—	(3)

Balance at end of period	$—	$—

	2010	2009
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	55	67
Payments to Spark	(55)	(64)
Balance offset against receivable from Spark	—	(3)

Balance at end of period	$—	$—

Symbio

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or approximately 3% of Symbio. Symbio is a China-based provider of software development, testing, and globalization outsourcing services to multinational companies. The investment is expected to establish eOn as a preferred provider of telephony and contact center solutions for Symbio’s outsourcing engagements requiring customer interaction management. eOn also gains the ability to provide Symbio outsourcing services to its customer base. Symbio is a privately held entity and the Company accounts for its investment by the cost method.

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

Years Ended July 31, 2010 and 2009

In conjunction with the purchase of these shares, David Lee was appointed to the board of directors of Symbio and has been elected chairman. eOn has been granted 45,000 shares of Symbio as compensation for Mr. Lee’s services. These shares have been valued at $90,000, and have been recorded as an increase in investments and a capital contribution by David Lee.

In September 2009, Symbio announced a definitive agreement to merge with Flander, a leading mobile and embedded software development company, and Ardites, a leading expert in user experience technologies. The merger was completed in the fourth calendar quarter of 2009 and the merged companies were renamed Symbio s.a.r.l.

Symbio has contracted to assist eOn in the United States with software development. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2010	2009
Receivable from Symbio
Balance at beginning of period	$9	$84
Billings and accruals for operating expenses	106	272
Payments received from Symbio	(107)	(347)

Balance at end of period	$8	$9

	2010	2009
Payable to Symbio
Balance at beginning of period	$11	$—
Billings and accruals for engineering services	22	11
Payments to Symbio	(33)	—

Balance at end of period	$—	$11

Symbio-ES Park Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

On September 9, 2008, eOn invested RMB 900,000 (approximately $136,000) into the Joint Venture for a 9% ownership interest in the Joint Venture. On June 20, 2008, the Company received approximately $138,000 from an entity related to Hangzhou and executed a promissory note due January 19, 2009 (Note 9). The note payable was cancelled in fiscal 2010 in exchange for the Company’s ownership in the Joint Venture.

The following represents related party transactions for the each of the fiscal years ended July 31 (in thousands):

	2010	2009
Receivable from Hangzhou
Balance at beginning of period	$154	$—
Billings for product and services	—	220
Payments received from Hangzhou	(154)	(66)

Balance at end of period	$—	$154

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The following represents related party transactions for each of the fiscal year ended July 31 (in thousands):

	2010	2009
Receivable from TaiCang
Balance at beginning of period	$64	$—
Billings for product and services	27	135
Payments received from TaiCang	(91)	(71)

Balance at end of period	$—	$64

13.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the eOn Communications Corporation Profit Sharing Savings Plan, which is qualified under Section 401 of the Internal Revenue Code. Under the provisions of the plan, all participants may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Service. The Company may contribute a matching contribution of not less than 50% of the employee contributions up to 6% of the employee’s compensation. The Company may also provide special discretionary contributions equal to a percentage of an employee’s annual compensation and/or an amount determined by management. During fiscal years 2010 and 2009, contributions made by the Company under this plan totaled $16,000 and $19,000, respectively.

Cortelco offers a Section 401(k) Safe Harbor Profit Sharing Plan and Trust, a tax-qualified retirement plan, to eligible employees. Under the provisions of the plan, all participants may contribute a percentage of their compensation, subject to limitations established by the Internal Revenue Service. Cortelco contributes a matching contribution in an amount specified by management each year. Discretionary contributions may be made to the profit sharing portion of Cortelco’s plan in an amount specified by management annually. Company contributions made under the Cortelco plan since April 1, 2009 totaled $60,000 for fiscal 2010 and $18,000 for fiscal 2009.

CSPR provides its employees a savings plan. Under the terms of the savings plan, employees may contribute from 1% to 10% of pretax annual compensation not to exceed $9,000. No employer contributions are made to the savings plan.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

14.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its primary warehouse, office facilities and certain office equipment. Future minimum annual lease payments totaling $1,139,000 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

July 31,
2011	$213
2012	137
2013	107
2014	110
2015	117
Thereafter	455

Total	$1,139

Rent expense for operating leases for the years ended July 31, 2010 and 2009 totaled $254,000 and $279,000, respectively.

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

The Company leases approximately 17,236 sq. ft. of office and warehouse space in Caguas, Puerto Rico from the Puerto Rico Industrial Development Company, under an amended lease agreement that expires in August 2019.

(b)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

15.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2010 and 2009

communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco Systems Puerto Rico on June 9, 2010, the Company reported all of its operations as two segments. Segment reporting for activity for the fiscal year ended and balances as of July 31, 2010 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$3,732	$12,126	$1,236	$17,094
Income (loss) from operations	(573)	1,349	72	848
Total assets	6,038	6,120	3,447	15,605
Capital expenditures	15	5	25	45
Allowance for doubtful accounts	219	16	—	235
Depreciation and amortization	162	63	8	233

Segment reporting for activity for the fiscal year ended and balances as of July 31, 2009 follows (in thousands):

	Communications Systems and Services	Telephony Products	Total
Revenue	$6,414	$4,231	$10,645
Income (loss) from operations	(303)	406	103
Total assets	6,808	6,812	13,620
Capital expenditures	12	—	12
Allowance for doubtful accounts	299	33	332
Depreciation and amortization	159	21	180

Substantially all of the Company’s revenues are earned in the United States, the Commonwealth of Puerto Rico, and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the fiscal year ended July 31, 2010 was approximately $297,000 or 1.7% of total revenue for the fiscal year. During the fiscal year ended July 31, 2009, revenue in the PRC was approximately $928,000 or 8.7% of total revenue.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2010 is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended by Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B.	OTHER INFORMATION.

There were no events that occurred in the fourth quarter that were not previously disclosed in a form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 10(a) OF THE EXCHANGE ACT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2010, are incorporated herein by reference in response to this item.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended July 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2010 and 2009

•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 29, 2010	By	/s/ LEE M. BOWLING
Lee M. Bowling,
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES W. HOPPER James W. Hopper	Chief Executive Officer, Director (Principal Executive Officer)	October 29, 2010

/s/ LEE M. BOWLING Lee M. Bowling	Chief Financial Officer (Principal Financial Officer)	October 29, 2010

/s/ ROBERT P. DILWORTH Robert P. Dilworth	Director	October 29, 2010

/s/ W. FRANK KING W. Frank King	Director	October 29, 2010

/s/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 29, 2010

/s/ DAVID S. LEE David S. Lee	Chairman of the Board, Director	October 29, 2010

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger to Acquire Cortelco Systems Holding Corp., incorporated herein by reference to eOn’s Form 8-K dated December 12, 2008

2.2	Stock Purchase Agreement dated June 9, 2010 between eOn Communications Corporation and David S. Lee, incorporated herein by reference to eOn’s Form 8-K dated June 9, 2010

3.1	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999, incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

3.2	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Registration Statement on Form S-1/A (No. 333-77021), filed with the SEC on November 23, 1999

3.3	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Form 8-K dated April 18, 2008

3.3	Amended and Restated Bylaws of eOn, incorporated herein by reference to eOn’s Form 8-K dated December 11, 2007

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1	Form of Indemnity Agreement between eOn and its officers and directors incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of eOn’s Form 10-K/A filed July 19, 2005

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of Horne, LLP

23.2	Consent of GHP Horwath, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications