Form 10-Q
period 2010-10-31
EON COMMUNICATIONS CORP
filed 2010-12-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1703 Sawyer Road Corinth, MS	38834
(Address of principal executive offices)	(Zip code)

(408) 694-3339

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

2,857,966 shares of common stock, $0.005 par value, were outstanding as of November 30, 2010.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2010

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	October 31, 2010	July 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,518	$4,108
Trade accounts receivable, net of allowance of $235 and $235, respectively	3,863	4,168
Trade accounts receivable—related party	—	8
Inventories	4,629	4,948
Prepaid and other current assets	321	257

Total current assets	12,331	13,489
Property and equipment, net	261	279
Intangibles, net	978	847
Investments	990	990

Total assets	$14,560	$15,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,849	$2,361
Notes payable—related party	882	674
Accrued expenses and other	1,922	1,977

Total current liabilities	4,653	5,012
Notes payable—related party, net of current portion	3,195	3,647

Total liabilities	7,848	8,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,997,546 and 2,989,269 shares issued, respectively)	15	15
Additional paid-in capital	56,264	56,269
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,636)	(48,389)
Accumulated other comprehensive income	112	110

Total eOn Communications Corp. stockholders’ equity	6,252	6,502
Noncontrolling interest	460	444

Total stockholders’ equity	6,712	6,946

Total liabilities and stockholders’ equity	$14,560	$15,605

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2010	2009
REVENUE
Net revenue	$5,863	$4,525

COST OF REVENUE
Cost of revenue	4,250	2,804

Gross profit	1,613	1,721

OPERATING EXPENSE
Selling, general and administrative	1,571	1,155
Research and development	133	137
Other expenses	33	19

Total operating expense	1,737	1,311

(Loss) income from operations	(124)	410

OTHER INCOME (EXPENSE)
Interest expense, net	(158)	(53)
Equity in earnings of unconsolidated investee	—	1

Total other expense	(158)	(52)

(Loss) income before income taxes	(282)	358

Income tax expense (benefit)	—	(21)

Net (loss) income	(282)	379
Less: Net loss attributable to noncontrolling interest	(35)	—

Net (loss) income attributable to eOn Communications shareholders	$(247)	$379

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(247)	$379
Unrealized gains on available-for-sale securities	—	4
Foreign currency translation adjustment	2	—

Comprehensive (loss) income	$(245)	$383

Weighted average shares outstanding
Basic	2,855	2,735

Diluted	2,855	2,736

Basic (loss) income per share	$(0.09)	$0.14

Diluted (loss) income per share	$(0.09)	$0.14

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(282)	$379
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation expense	36	—
Depreciation and amortization	62	50
Provision for doubtful accounts	—	(3)
Loss on disposal of property and equipment	2	—
Imputed interest expense on notes payable	159	53
Equity in earnings of unconsolidated investee	—	(1)
Changes in net assets and liabilities:
Trade accounts receivable	305	393
Inventories	319	316
Prepaid and other assets	(59)	(48)
Trade accounts payable	(512)	71
Trade accounts receivable/payable—related party	8	151
Accrued expenses and other	(55)	(305)

Net cash (used in) provided by operating activities	(17)	1,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20)	(6)
Capitalized software development costs	(157)	(147)

Net cash used in investing activities	(177)	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(403)	(632)
Proceeds from employee stock purchase plan and stock option exercises	10	1

Net cash used in financing activities	(393)	(631)

Effect of exchange rate changes on cash	(3)	—

Net (decrease) increase in cash and cash equivalents	(590)	272
Cash and cash equivalents, beginning of period	4,108	3,010

Cash and cash equivalents, end of period	$3,518	$3,282

Supplemental cash flow information:
Interest paid	$162	$251

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2010 and 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2010, and for all periods presented.

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

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”), Cortelco Systems Holding Corp. (“Cortelco”) acquired on April 1, 2009 and Cortelco Systems Puerto Rico (“CSPR”), control of which was acquired on June 9, 2010. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2010 and 2009 and for each of the two years in the period ended July 31, 2010, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of October 31, 2010 the carrying value of the Company’s investment in Symbio was $990,000. The fair value of the Company’s investment in Symbio was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company’s cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

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

The note payable to the former Cortelco shareholders (Note 6) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the three months ended October 31, 2010 (in thousands):

Beginning fair value - August 1, 2010	$4,159
Imputed interest	151
Change in estimates	5

Interest expense	156
Payments	(403)

Ending fair value - October 31, 2010	$3,912

Income Taxes

For the three months ended October 31, 2010, the Company did not record any income tax expense or benefit. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at October 31, 2010.

Software Development Costs

In accordance with accounting standards, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at October 31, 2010 was approximately $978,000 and is included in intangibles, net in the accompanying condensed consolidated balance sheet. On September 30, 2010, the Company announced the availability of the eConn IP-PBX. Consequently, amortization of approximately $15,000 related to the eConn IP-PBX is included in cost of revenue for the quarter ended October 31, 2010. Additional software is under development and is expected to be available for general release to customers in fiscal 2012, at which time the Company will begin amortizing it.

Recently Issued and Adopted Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company adopted this guidance on August 1, 2010. The adoption of guidance had no impact on its comsolidated financial statements.

Reclassification

Certain amounts in the October 31, 2009 condensed consolidated financial statements have been reclassified to conform to the October 31, 2010 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the three months ended October 31, 2010, there were no options to purchase shares of common stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the quarter ended October 31, 2010. The stock, valued at $36,000, is recorded as expense in the current quarter.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the three months ended October 31, 2010, employees purchased 8,277 shares under the plan.

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

Stock-based compensation of approximately $36,000 was recognized for the three months ended October 31, 2010. As of October 31, 2010, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2010 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2010	245,253	131,024	$9.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options at October 31, 2010	245,253	131,024	$9.33

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2010 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31 2010	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at October 31 2010	Weighted Average Exercise Price
$ 0.00 – $ 5.00	15,688	2.6 years	$3.45	14,437	$3.71
$ 5.01 – $10.00	78,003	4.3 years	7.22	78,003	7.22
$10.01 – $15.00	1,000	3.0 years	11.90	1,000	11.90
$15.01 – $25.00	36,333	3.3 years	16.35	36,333	16.35

	131,024	3.8 years	$9.33	129,773	$9.42

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2010 was $6,000. The aggregate intrinsic value of the 156 options which vested during the three months ended October 31, 2010 was $0. During the three months ended October 31, 2010, no options to purchase common stock were exercised.

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

Telephony billing revenues from the resale of Puerto Rico Telephone services are recognized monthly as services are provided to customers.

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

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until August 28, 2001, when it was spun off to the shareholders of eOn. The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee, Chairman of the Company, was a significant shareholder of CSPR, eOn accounted for this investment using the equity method of accounting in fiscal 2010, and eOn’s proportionate share of CSPR’s earnings or losses were included in income (loss) in the consolidated financial statements.

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David S. Lee. The purchase of CSPR stock was completed on June 9, 2010 and combined with the shares already owned by the Company, establishes eOn Communications as the majority shareholder of Cortelco Systems Puerto Rico.

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

	Three Months Ended October 31,
	2010	2009
Revenue	$5,863	$6,404

Net (loss) income	(282)	880
Net (loss) income attributable to noncontrolling shareholders	(35)	3

Net (loss) income attributable to eOn shareholders	$(247)	$877

Proforma (loss) income per share:
Basic	$(0.09)	$0.31

Diluted	$(0.09)	$0.31

The allocation of the purchase price for CSPR resulted in the recognition of a gain on bargain purchase of $497,000, which was recorded in other income (expense) in the consolidated statement of operations for the year ended July 31, 2010. The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the value of the purchase consideration. The gain on bargain purchase is included in the above pro forma net income for the three months ended October 31, 2009. The acquisition resulted in a bargain purchase as CSPR had declining annual revenues at the time of the acquisition thus impacting the fair value of CSPR as of the date of the acquisition.

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

At the time of the second investment in Symbio, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January 1, 2011. In December 2010, the expiration on the put option was extended until January 1, 2013. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2013, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

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

Symbio currently shares office space and personnel with eOn in Shanghai, China and Cupertino, CA. Symbio contracted to assist eOn in the United States with software development in the year ended July 31, 2010. The following represent related party transactions for the three months ended October 31, 2010 and 2009 (in thousands):

	2010	2009
Receivable from Symbio
Balance at beginning of period	$8	$9
Operating costs billed	—	22
Payments	(8)	(23)

Balance at end of period	$—	$8

	2010	2009
Payable to Symbio
Balance at beginning of period	$—	$11
Billings and accruals for engineering services	—	11
Payments	—	(11)

Balance at end of period	$—	$11

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

The Company has not had significant trade activity with the joint venture in the current fiscal year. The following represents related party transactions for the three months ended October 31, 2009 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$154
Billings for product and services	—
Payments	(154)

Balance at end of period	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The Company has not had significant trade activity with the joint venture in the current fiscal year. The following represents related party transactions for the three months ended October 31, 2009 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	15
Payments	(13)

Balance at end of period	$66

5.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2010	July 31, 2010
Raw materials and purchased components	$1,338	$1,465
Finished goods	5,212	5,256

Total	6,550	6,721
Inventory obsolescence reserve	(1,921)	(1,773)

Inventory	$4,629	$4,948

6.	Notes Payable, Related Party

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable was cancelled in fiscal year 2010 in exchange for the Company’s interest in Symbio-ES Park Business Outsourcing Joint Venture (See Note 4).

On April 1, 2009, the Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid.

The fair value of the Cortelco Note payable obligation was approximately $3,912,000 at October 31, 2010 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $156,000 of interest expense during the three months ended October 31, 2010 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. The present value of the note payable at October 31, 2010 is approximately $165,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%-2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$222	$196
Warranty cost incurred	(41)	3
Accrued warranty cost	25	6

Ending balance	$206	$205

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2010 (in thousands, excluding share data):

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at July 31, 2010	2,989,269	$15	$56,269	(139,580)	$(1,503)	$(48,389)	$110	$444	$6,946
Stock based compensation expense, stock options and ESPP	8,277	—	10						10
Subsidiary issuance of treasury stock								36	36
Change in ownership interest in subsidiary			(15)					15	—
Comprehensive income :
Foreign currency translation adjustments							2		2
Net income	—	—	—	—	—	(247)	—	(35)	(282)

Comprehensive income	—	—	—	—	—		—	—	(280)

Balance at October 31, 2010	2,997,546	$15	$56,264	(139,580)	$(1,503)	$(48,636)	$112	$460	$6,712

9.	China

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with a plan to exit the China operation, the Company recorded an inventory reserve provision of approximately $119,000 in the quarter ended October 31, 2010. The Company is currently evaluating additional closing costs, if any, associated with closing the operations in China. The Company expects to cease operations before the end of fiscal 2011, at which time management expects to report the China operations as discontinued.

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2010, four customers accounted for approximately 39% of total accounts receivable and individually 11%, 11%, 9% and 8% of the total accounts receivable. At October 31, 2009, three customers accounted for approximately 51% of total accounts receivable and individually 22%, 15% and 14% of the total accounts receivable. For the three months ended October 31, 2010, four customers accounted for approximately 39% of total revenue and individually 17%, 9%, 8% and 5% of total revenue. For the quarter ended October 31, 2009, four customers accounted for approximately 54% of total revenue and individually 28%, 10%, 8% and 8% of total revenue.

(b)	Commitments

At October 31, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $3,172,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2010.

CSPR has a $400,000 revolving line of credit secured by trade accounts receivable and bears interest at 2.5% over Citibank’s base rate. The agreement, none of which was drawn on as of October 31, 2010, is renewable annually at the bank’s sole discretion and has certain covenant requirements.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $496,000 as of September 14, 2010, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and October 31, 2010.

11.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco Systems Puerto Rico on June 9, 2010, the Company reported all of its operations as two segments. Segment reporting for activity as of and for the three months ended October 31, 2010 follows:

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
	3 Months	3 Months	3 Months	3 Months
Revenue	$799	$3,157	$1,907	$5,863
Net (loss) income from operations	(400)	351	(75)	(124)
Total assets	3,106	8,389	3,065	14,560
Capital expenditures	4	1	15	20
Capitalized software development	157	—	—	157
Allowance for doubtful accounts	219	16	—	235
Depreciation and amortization	32	14	16	62

Substantially all of the Company’s revenues are earned in the United States, the Commonwealth of Puerto Rico, and the People’s Republic of China (“PRC”). Revenue earned in the PRC for the three months ended October 31, 2010 was approximately $34,000 or less than 1% of total revenue for the period. Substantially all of the Company’s assets are located in the United States. Assets located in the PRC represented approximately 2% of the Company’s total assets at October 31, 2010.

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of October 31, 2010, the Company has made payments of approximately $2,128,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Results of Operations

For the Three Months Ended October 31, 2010 compared to the Three Months Ended October 31, 2009

Net Revenue

Net revenue increased by approximately 30% to $5,863,000 for the three months ended October 31, 2010 compared to $4,525,000 for the same period of the previous year. The increase was attributable to the inclusion of CSPR’s net revenue of $1,907,000 for the three months in the current quarter. The increase is partially offset by declines in the Company’s other product lines and relatively flat maintenance revenue.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 6% to $1,613,000 for the three months ended October 31, 2010 from $1,721,000 for the same period of the previous year. Declines in eQueue, Milennium, and Cortelco product and flat maintenance gross profit was partially offset by the inclusion of CSPR gross profit of $399,000 for the three months ended October 31, 2010. The increase in cost of revenue included an inventory reserve provision of approximately $126,000, most of which related to foreign inventory and approximately $15,000 in amortization of

eConn IP-PBX software costs. Gross margin % decreased to approximately 28% for the three months ended October 31, 2010 compared with gross margin of approximately 38% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 36% to $1,571,000 for the three months ended October 31, 2010, from $1,155,000 for the same period of the previous year. The increase is primarily due to the inclusion of CSPR’s expenses of approximately $442,000, partially offset by declines in sales and marketing expenses when compared to the same period of the previous year. Current period and prior period expenses include approximately $11,000 and $21,000, respectively, of amortization related to technology that the Company plans to amortize through fiscal 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 3% to $133,000 for the three months ended October 31, 2010 from $137,000 for the same period of the previous year. In the three months ended October 31, 2010, the Company capitalized approximately $157,000 of software development, compared to approximately $147,000 for the same period of the previous year. Amortization of the eConn IP-PBX capitalized costs began in October 2010 when the product was announced for general release to customers. Additional software is under development with projected completion in fiscal 2012.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expenses were $33,000 for the three months ended October 31, 2010 compared to $19,000 for the same period of the previous year.

Interest Expense, net

Interest expense was $158,000 for the three months ended October 31, 2010 compared to interest expense of $53,000 for the same period of the previous year. Interest expense in the current period includes $156,000 of imputed interest on the Cortelco Note, of which approximately $5,000 in interest expense is a result of changes in the estimated timing of future principal payments.

Liquidity and Capital Resources

As of October 31, 2010, the Company had cash and cash equivalents of $3,518,000 and working capital of $7,678,000.

Our operating activities resulted in a net cash outflow of $17,000 for the three months ended October 31, 2010 compared to a net cash inflow of $1,056,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items) and lower accounts payable partially offset by lower inventories and trade accounts receivable. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items), lower inventories and accounts receivable. The inflow for the prior year was partially offset by lower accrued expenses and higher prepaid and other assets.

Our investing activities resulted in a net cash outflow of $177,000 for the three months ended October 31, 2010 compared to a net cash outflow of $153,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2010 was a result of net cash used for capitalized software costs of approximately $157,000 and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $147,000, and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $393,000 for the three months ended October 31, 2010 compared to a cash outflow of $631,000 for the same period of the previous year. Cash used in financing activities in both the current period and prior period reflect payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2010; resulting in an accumulated deficit of $48,389,000 at that date. During the three months ended October 31, 2010, cash and cash equivalents decreased to $3,518,000 from $4,108,000 at July 31, 2010, primarily as a result of payments made against the Cortelco Note.

The Company had a loss from operations of $124,000 for the three months ended October 31, 2010 versus income from operations of $410,000 for the same period in the prior year. As of October 31, 2010, the Company had $3,518,000 in cash and cash equivalents available to fund operations, of which $97,000 was held in international bank accounts.

The Company is largely dependent on available cash, short-term marketable securities and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2010. CSPR has a $400,000 revolving line of credit secured by trade accounts receivable and bears interest at 2.5% over Citibank’s base rate. The agreement, none of which was drawn on as of October 31, 2010, is renewable annually at the bank’s sole discretion and has certain covenant requirements. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the Cortelco and CSPR lines of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net loss was $247,000 for the three months ended October 31, 2010 compared to net income of $379,000 for same period in the previous year due to fluctuations in gross margins and expenses explained above.

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

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

Three Months Ended October 31, 2010
Net loss reported	$(247)
Imputed interest expense on note payable	156

Net loss less imputed interest	$(91)

Net loss per common share as reported	$(0.09)
Interest imputed	0.05

Net loss per common share less imputed interest	$(0.03)

Weighted average shares outstanding - basic	2,855

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2010, four customers accounted for approximately 39% of total accounts receivable and individually 11%, 11%, 9% and 8% of the total accounts receivable. At October 31, 2009, three customers accounted for approximately 51% of total accounts receivable and individually 22%, 15% and 14% of the total accounts receivable. For the three months ended October 31, 2010, four customers accounted for approximately 39% of total revenue and individually 17%, 9%, 8% and 5% of total revenue. For the quarter ended October 31, 2009, four customers accounted for approximately 54% of total revenue and individually 28%, 10%, 8% and 8% of total revenue.

(b)	Commitments

At October 31, 2010, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $3,172,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on as of October 31, 2010. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2010.

CSPR has a $400,000 revolving line of credit secured by trade accounts receivable and bears interest at 2.5% over Citibank’s base rate. The agreement, none of which was drawn on as of October 31, 2010, is renewable annually at the bank’s sole discretion and has certain covenant requirements.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $496,000 as of September 14, 2010, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and October 31, 2010.

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

There were no changes in internal control over financial reporting that occurred during the three-month period ended October 31, 2010.

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

EON COMMUNICATIONS CORPORATION

Dated: December 14, 2010	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)