Form 10-Q
period 2011-01-31
EON COMMUNICATIONS CORP
filed 2011-03-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,857,966 shares of common stock, $0.005 par value, were outstanding as of February 28, 2011.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2011

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at January 31, 2011 (unaudited) and July 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2011 and 2010 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	January 31, 2011	July 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,914	$4,108
Trade accounts receivable, net of allowance of $258 and $235, respectively	4,571	4,168
Trade accounts receivable—related party	—	8
Inventories	5,583	4,948
Prepaid and other current assets	289	257

Total current assets	12,357	13,489
Property and equipment, net	241	279
Intangibles, net	972	847
Investments	990	990

Total assets	$14,560	$15,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,488	$2,361
Notes payable—related party	676	674
Accrued expenses and other	1,749	1,977

Total current liabilities	4,913	5,012
Notes payable—related party, net of current portion	3,079	3,647

Total liabilities	7,992	8,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 2,997,546 and 2,989,269 shares issued, respectively)	15	15
Additional paid-in capital	56,264	56,269
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,841)	(48,389)
Accumulated other comprehensive income	112	110

Total eOn Communications Corp. stockholders’ equity	6,047	6,502
Noncontrolling interest	521	444

Total stockholders’ equity	6,568	6,946

Total liabilities and stockholders’ equity	$14,560	$15,605

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
REVENUE
Net revenue	$5,721	$3,448	$11,550	$7,920

COST OF REVENUE
Cost of revenue	4,048	2,231	8,168	5,015

Gross profit	1,673	1,217	3,382	2,905

OPERATING EXPENSE
Selling, general and administrative	1,506	1,077	2,992	2,178
Research and development	137	117	270	254
Other expenses	(13)	10	20	25

Total operating expense	1,630	1,204	3,282	2,457

Income from operations	43	13	100	448

OTHER INCOME (EXPENSE)
Interest expense, net	(136)	(297)	(294)	(350)
Equity in earnings of unconsolidated investee	—	48	—	49

Total other expense	(136)	(249)	(294)	(301)

(Loss) income before income taxes	(93)	(236)	(194)	147

Income tax benefit	—	—	—	21

Net (loss) income from continuing operations	(93)	(236)	(194)	168

DISCONTINUED OPERATIONS
Loss from discontinued operations	(51)	(12)	(232)	(37)

Net (loss) income	(144)	(248)	(426)	131
Less: Net income attributable to noncontrolling interest	61	—	26	—

Net (loss) income attributable to common shareholders	$(205)	$(248)	$(452)	$131

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(205)	$(248)	$(452)	$131
Unrealized gains on available-for-sale securities	—	—	—	4
Foreign currency translation adjustment	—	—	2	—

Comprehensive (loss) income	$(205)	$(248)	$(450)	$135

Weighted average shares outstanding
Basic	2,858	2,736	2,857	2,736

Diluted	2,858	2,736	2,857	2,738

Basic (loss) income per share:
From continuing operations	$(0.05)	$(0.09)	$(0.08)	$0.06
From discontinued operations	(0.02)	—	(0.08)	(0.01)

Basic (loss) income per share	$(0.07)	$(0.09)	$(0.16)	$0.05

Diluted (loss) income per share:
From continuing operations	$(0.05)	$(0.09)	$(0.08)	$0.06
From discontinued operations	(0.02)	—	(0.08)	(0.01)

Diluted (loss) income per share	$(0.07)	$(0.09)	$(0.16)	$0.05

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(426)	$131
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	36	—
Depreciation and amortization	150	97
Provision for doubtful accounts	26	(3)
Loss on disposal of property and equipment	14	—
Imputed interest expense on notes payable	295	350
Equity in earnings of unconsolidated investee	—	(49)
Changes in net assets and liabilities:
Trade accounts receivable	(429)	896
Inventories	(635)	99
Prepaid and other assets	(32)	(21)
Trade accounts payable	127	(45)
Trade accounts receivable/payable—related party	8	208
Accrued expenses and other	(229)	(484)

Net cash (used in) provided by operating activities	(1,095)	1,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(10)
Capitalized software development costs	(207)	(288)

Net cash used in investing activities	(251)	(298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(860)	(1,023)
Proceeds from employee stock purchase plan	10	1
Proceeds from stock warrant exercise	—	2

Net cash used in financing activities	(850)	(1,020)

Effect of exchange rate changes on cash	2	—

Net decrease in cash and cash equivalents	(2,194)	(139)
Cash and cash equivalents, beginning of period	4,108	3,010

Cash and cash equivalents, end of period	$1,914	$2,871

Supplemental cash flow information:
Interest paid	$310	$426

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended January 31, 2011 and 2010

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2011, and for all periods presented.

Description of Business

eOn is a global provider of communications solutions enabling its customers to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). The Company’s Cortelco product line provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco Systems Puerto Rico’s operations include the sale and service of integrated communications systems, data equipment, security products, and telephony billing services.

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

As of January 31, 2011, the carrying value of the Company’s investment in Symbio Investment Corporation (“Symbio”) was $990,000. The fair value of the Company’s investment in Symbio was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company’s cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Future changes in market conditions, the future performance of the investment, or new information provided by Symbio’s management could affect the recorded value of the investment and the amount realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are Level 3 inputs.

The note payable to the former Cortelco shareholders (Note 6) is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the six months ended January 31, 2011 (in thousands):

Beginning fair value - August 1, 2010	$4,159
Imputed interest	287
Change in estimates	1

Interest expense	288
Payments	(860)

Ending fair value - January 31, 2011	$3,587

Income Taxes

For the six months ended January 31, 2011, the Company did not record any income tax expense or benefit. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2011.

Software Development Costs

In accordance with accounting standards, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at January 31, 2011 was approximately $972,000 and is included in intangibles, net in the accompanying condensed consolidated balance sheets. On September 30, 2010, the Company announced the availability of the eConn IP-PBX. Consequently, amortization of approximately $61,000 related to the eConn IP-PBX is included in cost of revenue for the six months ended January 31, 2011. Additional software is under development and is expected to be available for general release to customers in fiscal 2012, at which time the Company will begin amortizing it.

Recently Issued and Adopted Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company adopted this guidance on August 1, 2010. The adoption of guidance had no impact on its consolidated financial statements.

Reclassification

Certain amounts in the January 31, 2010 condensed consolidated financial statements have been reclassified to conform to the January 31, 2011 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the six months ended January 31, 2011, there were no options to purchase shares of common stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the quarter ended October 31, 2010. The stock, valued at $36,000, is recorded as expense in the six months ended January 31, 2011.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the six months ended January 31, 2011, employees purchased 8,277 shares under the plan.

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

Stock-based compensation of approximately $36,000 was recognized for the six months ended January 31, 2011. As of January 31, 2011, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2010 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2010	245,253	131,024	$9.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	1,800	(1,800)	8.24

Options at January 31, 2011	247,053	129,224	$9.35

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2011 is summarized as follows:

Range of Exercise Prices	Outstanding at January 31 2011	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at January 31 2011	Weighted Average Exercise Price
$ 0.00 – $ 5.00	15,488	2.1 years	$3.46	14,394	$3.69
$ 5.01 – $10.00	76,403	2.4 years	7.18	76,403	7.18
$10.01 – $15.00	1,000	1.0 years	11.90	1,000	11.90
$15.01 – $25.00	36,333	2.6 years	16.35	36,333	16.35

	129,224	2.4 years	$9.35	128,130	$9.43

The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2011 was $4,000. The aggregate intrinsic value of the 313 options which vested during the six months ended January 31, 2011 was $0. During the six months ended January 31, 2011, no options to purchase common stock were exercised.

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

The following unaudited pro forma financial information gives effect to the acquisition as if it had been consummated at the beginning of the periods presented. This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of the future consolidated results of operations.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Revenue	$5,721	$5,416	$11,550	$11,767

Net (loss) income	$(144)	$6	$(426)	$883
Net income attributable to noncontrolling shareholders	61	122	26	125

Net (loss) income attributable to eOn shareholders	$(205)	$(116)	$(452)	$758

Proforma (loss) income per share:
Basic	$(0.07)	$(0.04)	$(0.16)	$0.27

Diluted	$(0.07)	$(0.04)	$(0.16)	$0.27

The allocation of the purchase price for CSPR resulted in the recognition of a gain on bargain purchase of $497,000, which was recorded in other income (expense) in the consolidated statement of operations for the year ended July 31, 2010. The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the value of the purchase consideration. The gain on bargain purchase is included in the above pro forma net income for the six months ended January 31, 2010. The acquisition resulted in a bargain purchase as CSPR had declining annual revenues at the time of the acquisition thus impacting the fair value of CSPR as of the date of the acquisition.

Symbio Group

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 3% of Symbio. Symbio is a China-based provider of software development, testing, and globalization outsourcing services to multinational companies. Symbio is a privately held entity and the Company accounts for its investment by the cost method.

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

In September 2009, Symbio announced a definitive agreement to merge with Flander Oy, a leading mobile and embedded software development company, and Ardites Ltd., a leading expert in user experience technologies. The merger was completed in the fourth calendar quarter of 2009 and the merged companies were renamed Symbio s.a.r.l.

Symbio currently shares office space and personnel with eOn in Cupertino, California. Symbio contracted to assist eOn in the United States with software development in the year ended July 31, 2010. The following represent related party transactions for the six months ended January 31, 2011 and 2010 (in thousands):

	2011	2010
Receivable from Symbio
Balance at beginning of period	$8	$9
Operating costs billed	—	53
Payments	(8)	(54)

Balance at end of period	$—	$8

	2011	2010
Payable to Symbio
Balance at beginning of period	$—	$11
Billings and accruals for engineering services	—	22
Payments	—	(27)

Balance at end of period	$—	$6

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

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China had borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee in October 2008 to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The Company has not had significant trade activity with the joint venture in the current fiscal year. The following represents related party transactions for the six months ended January 31, 2010 (in thousands):

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	27
Payments	(87)

Balance at end of period	$4

5.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2011	July 31, 2010
Raw materials and purchased components	$1,450	$1,465
Finished goods	5,774	5,256

Total	7,224	6,721
Obsolescence reserve	(1,641)	(1,773)

Inventories	$5,583	$4,948

6.	Notes Payable, Related Party

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable was cancelled in fiscal year 2010 in exchange for the Company’s interest in Symbio-ES Park Business Outsourcing Joint Venture (See Note 4).

On April 1, 2009, the Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”) in connection with the acquisition of Cortelco. The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid.

The fair value of the Cortelco Note payable obligation was approximately $3,587,000 at January 31, 2011 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $288,000 of interest expense during the six months ended January 31, 2011 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. The present value of the note payable at January 31, 2011 is approximately $168,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$222	$196
Warranty cost incurred	(91)	(5)
Accrued warranty cost	76	11

Ending balance	$207	$202

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the six months ended January 31, 2011 (in thousands, excluding share data):

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at July 31, 2010	2,989,269	$15	$56,269	(139,580)	$(1,503)	$(48,389)	$110	$444	$6,946
Stock based compensation expense, stock options and ESPP	8,277	—	10						10
Subsidiary issuance of treasury stock								36	36
Change in ownership interest in subsidiary			(15)					15	—
Comprehensive income :
Foreign currency translation adjustments							2		2
Net income (loss)	—	—	—	—	—	(452)	—	26	(426)

Comprehensive loss	—	—	—	—	—		—	—	(424)

Balance at January 31, 2011	2,997,546	$15	$56,264	(139,580)	$(1,503)	$(48,841)	$112	$521	$6,568

9.	Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with exit of operations in China, the Company recorded inventory reserve provisions of approximately $134,000 in the six months ended January 31, 2011. The Company discontinued support of the China operations in the second fiscal quarter of 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	January 31, 2011	July 31, 2010
Cash	$—	$182
Accounts receivable	—	12
Accounts receivable - related party	—	8
Inventories	—	135

Total current assets	—	337
Property and equipment, net	—	16

Total assets	$—	$353

Accrued expenses and other	32	201

Total liabilities	$32	$201

Net assets (liabilities) - discontinued operations	$(32)	$152

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Revenue	$—	$68	$34	$121
Cost of revenue	15	21	145	41

Gross profit	(15)	47	(111)	80

Operating expenses	22	56	107	111
Other expense	14	3	14	6

Total expense	36	59	121	117

Net (loss)	$(51)	$(12)	$(232)	$(37)

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2011, four customers accounted for approximately 34% of total accounts receivable and individually 11%, 10%, 7% and 6% of the total accounts receivable. At January 31, 2010, three customers accounted for approximately 52% of total accounts receivable and individually 23%, 16% and 13% of the total accounts receivable. For the six months ended January 31, 2011, five customers accounted for approximately 40% of total revenue and individually 13%, 9%, 8%, 5% and 5% of total revenue. For the six months ended January 31, 2010, four customers accounted for approximately 55% of total revenue and individually 25%, 12%, 10% and 8% of total revenue.

(b)	Commitments

At January 31, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $3,767,000.

Cortelco had a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on in the current or prior fiscal year. The line of credit was secured by substantially all of Cortelco’s assets. The loan’s interest rate was floating based on LIBOR and expired December 15, 2010.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $505,000 as of March 14, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and January 31, 2011.

11.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco Systems Puerto Rico on June 9, 2010, the Company

reported all of its operations as two segments. Segment reporting for activity as of and for the three and six months ended January 31, 2011 follows:

	Communication Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$553	$1,318	$2,799	$5,956	$2,369	$4,276	$5,721	$11,550
Net (loss) income from operations	(386)	(605)	296	647	133	58	43	100
Total assets		1,955		9,106		3,499		14,560
Capital expenditures	—	4	5	6	19	34	24	44
Capitalized software development	50	207		—		—		207
Allowance for doubtful accounts		217		16		25		258
Depreciation and amortization	58	90	15	29	15	31	88	150

Substantially all of the Company’s revenues are earned in the United States, the Commonwealth of Puerto Rico, and the People’s Republic of China (“PRC”). Revenue from discontinued operations earned in the PRC for the six months ended January 31, 2011 was approximately $34,000. Substantially all of the Company’s assets are located in the United States.

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

Overview

eOn Communications Corporation (“eOn” or the “Company”) is a global provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn delivers proven, IP-ready products that improve business performance. Cortelco is committed to fulfilling the communication needs of business and organizations worldwide. Cortelco’s mission is to provide our valued customers with telephone products together with service and support. Cortelco has formed partnerships with distributors and provides the support needed to supply customers with sales, marketing, customer service, technical support and training. The Company’s Cortelco product line provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco Systems Puerto Rico’s operations include the sale and service of integrated communications systems, data equipment, security products, and telephony billing services.

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000. The Company executed a note payable to Cortelco’s former shareholders for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of January 31, 2011, the Company has made payments of approximately $2,786,000 to former

Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Results of Operations

For the Three Months Ended January 31, 2011 compared to the Three Months Ended January 31, 2010

Net Revenue

Net revenue increased by approximately 66% to $5,721,000 for the three months ended January 31, 2011 compared to $3,448,000 for the same period of the previous year. The increase was attributable to the inclusion of CSPR’s net revenue of $2,369,000 for the three months in the current quarter. The increase is partially offset by slight declines or flat revenue in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 37% to $1,673,000 for the three months ended January 31, 2011 from $1,217,000 for the same period of the previous year. Declines in eQueue, Milennium, and Cortelco product and maintenance gross profit was partially offset by the inclusion of CSPR gross profit of $567,000 for the three months ended January 31, 2011. The increase in cost of revenue included approximately $46,000 in amortization of eConn IP-PBX software costs. Gross margin % decreased to approximately 29% for the three months ended January 31, 2011 compared with gross margin of approximately 35% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco and CSPR revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 40% to $1,506,000 for the three months ended January 31, 2011, from $1,077,000 for the same period of the previous year. The increase is primarily due to the inclusion of CSPR’s expenses of approximately $463,000, partially offset by declines in sales and marketing expenses when compared to the same period of the previous year. Current period and prior period expenses include approximately $11,000 and $21,000, respectively, of amortization related to technology that the Company plans to amortize through fiscal 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 17% to $137,000 for the three months ended January 31, 2011 from $117,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the three months ended January 31, 2011, the Company capitalized approximately $51,000 of software development, compared to approximately $141,000 for the same period of the previous year. Amortization of the eConn IP-PBX capitalized costs began in October 2010 when the product was announced for general release to customers. Additional software is under development with projected completion in fiscal 2012.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other income was $13,000 for the three months ended January 31, 2011 compared to expense of $10,000 for the same period of the previous year. Recovery of approximately $25,000 of old cellular claims by CSPR is netted against expense in the three months ended January 31, 2011.

Interest Expense, net

Interest expense was $136,000 for the three months ended January 31, 2011 compared to interest expense of $297,000 for the same period of the previous year. Interest expense in the current period includes $132,000 of imputed interest on the Cortelco Note, of which approximately $4,000 in interest expense is a result of changes in the estimated timing of future principal payments.

For the Six Months Ended January 31, 2011 compared to the Six Months Ended January 31, 2010

Net Revenue

Net revenue increased by approximately 46% to $11,550,000 for the six months ended January 31, 2011 compared to $7,920,000 for the same period of the previous year. The increase was attributable to the inclusion of CSPR’s net revenue of $4,276,000 for the six months in the current period. The increase is partially offset by slight declines or flat revenue in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 16% to $3,382,000 for the six months ended January 31, 2011 from $2,905,000 for the same period of the previous year. Declines in eQueue, Milennium, and Cortelco product and maintenance gross profit was partially offset by the inclusion of CSPR gross profit of $966,000 for the six months ended January 31, 2011. The increase in cost of revenue included approximately $61,000 in amortization of eConn IP-PBX software costs. Gross margin % decreased to approximately 29% for the six months ended January 31, 2011 compared with gross margin of approximately 37% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco and CSPR revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 37% to $2,992,000 for the six months ended January 31, 2011, from $2,178,000 for the same period of the previous year. The increase is primarily due to the inclusion of CSPR’s expenses of approximately $905,000, partially offset by declines in sales and marketing expenses when compared to the same period of the previous year. Current period and prior period expenses include approximately $21,000 and $42,000, respectively, of amortization related to technology that the Company plans to amortize through fiscal 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 6% to $270,000 for the six months ended January 31, 2011 from $254,000 for the same period of the previous year. Research and development expense for the current period reflect reductions in compensation-related and overhead expenses when compared to the same period of the previous year. In the six months ended January 31, 2011, the Company capitalized approximately $207,000 of software development, compared to approximately $288,000 for the same period of the previous year. Amortization of the eConn IP-PBX capitalized costs began in October 2010 when the product was announced for general release to customers. Additional software is under development with projected completion in fiscal 2012.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expense was $20,000 for the six months ended January 31, 2011 compared to $25,000 for the same period of the previous year. Current year other expense is net of $25,000 in recovery of old cellular claims by CSPR in the second fiscal quarter.

Interest Expense, net

Interest expense was $294,000 for the six months ended January 31, 2011 compared to interest expense of $350,000 for the same period of the previous year. Interest expense in the current period includes $288,000 of imputed interest on the

Cortelco Note, of which approximately $1,000 in interest expense is a result of changes in the estimated timing of future principal payments.

Liquidity and Capital Resources

As of January 31, 2011, the Company had cash and cash equivalents of $1,914,000 and working capital of $7,444,000.

Our operating activities resulted in a net cash outflow of $1,095,000 for the six months ended January 31, 2011 compared to a net cash inflow of $1,179,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items) and higher inventories and accounts receivable and lower accrued expenses partially offset by higher accounts payable. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items) and lower accounts receivable partially offset by lower accrued expenses.

Our investing activities resulted in a net cash outflow of $251,000 for the six months ended January 31, 2011 compared to a net cash outflow of $298,000 for the same period of the previous year. Cash used in investing activities for the six months ended January 31, 2011 was a result of net cash used for capitalized software costs of approximately $207,000 and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $288,000, and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $850,000 for the six months ended January 31, 2011 compared to a cash outflow of $1,020,000 for the same period of the previous year. Cash used in financing activities in both the current period and prior period reflect payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2010; resulting in an accumulated deficit of $48,389,000 at that date. During the six months ended January 31, 2011, cash and cash equivalents decreased to $1,914,000 from $4,108,000 at July 31, 2010, primarily as a result of payments made against the Cortelco Note and funding operations.

The Company had income from continuing operations of $100,000 for the six months ended January 31, 2011 versus income from operations of $448,000 for the same period in the prior year. As of January 31, 2011, the Company had $1,914,000 in cash and cash equivalents available to fund operations, of which $13,000 was held in international bank accounts.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco had a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on in the current or prior fiscal years. The line of credit was secured by substantially all of Cortelco’s assets. The loan’s interest rate was floating based on LIBOR and expired December 15, 2010. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that cash and cash equivalents plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with exit of operations in China, the Company recorded inventory reserve provisions of approximately $134,000 in the six months ended January 31, 2011. The Company discontinued support of the China operations in the second fiscal quarter of 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

Net Income (Loss)

Net loss was $205,000 and $452,000 for the three months and six months ended January 31, 2011 compared to net loss of $248,000 for the three months ended January 31, 2010 and net income of $131,000 for the six month period in the previous year due to fluctuations in gross margins and expenses explained above.

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

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

	Three Months Ended January 31, 2011	Six Months Ended January 31, 2011
Net loss reported	$(205)	$(452)
Imputed interest expense on notes payable	132	288

Net loss less imputed interest	$(73)	$(164)

Net loss per common share as reported	$(0.07)	$(0.16)
Interest imputed	0.05	0.10

Net loss per common share less imputed interest	$(0.03)	$(0.06)

Weighted average shares outstanding - basic	2,858	2,857

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2011, four customers accounted for approximately 34% of total accounts receivable and individually 11%, 10%, 7% and 6% of the total accounts receivable. At January 31, 2010, three customers accounted for approximately 52% of total accounts receivable and individually 23%, 16% and 13% of the total accounts receivable. For the six months ended January 31, 2011, five customers accounted for approximately 40% of total revenue and individually 13%, 9%, 8%, 5% and 5% of total revenue. For the six months ended January 31, 2010, four customers accounted for approximately 55% of total revenue and individually 25%, 12%, 10% and 8% of total revenue.

(b)	Commitments

At January 31, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $3,767,000.

Cortelco had a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $2,500,000, none of which was drawn on in the current or prior fiscal year. The line of credit was secured by substantially all of Cortelco’s assets. The loan’s interest rate was floating based on LIBOR and expired on December 15, 2010.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $505,000 as of March 14, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and January 31, 2011.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EON COMMUNICATIONS CORPORATION

Dated: March 15, 2011	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)