Form 10-Q
period 2011-04-30
EON COMMUNICATIONS CORP
filed 2011-06-10
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,864,405 shares of common stock, $0.005 par value, were outstanding as of May 31, 2011.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2011

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2011 (unaudited) and July 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2011 and 2010 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	April 30, 2011	July 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,847	$4,108
Trade accounts receivable, net of allowance of $339 and $235, respectively	4,040	4,168
Trade accounts receivable—related party	—	8
Inventories	5,798	4,948
Prepaid and other current assets	316	257

Total current assets	12,001	13,489
Property and equipment, net	236	279
Intangibles, net	927	847
Investments	990	990

Total assets	$14,154	$15,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,181	$2,361
Notes payable—related party	594	674
Accrued expenses and other	1,520	1,977

Total current liabilities	4,295	5,012
Notes payable—related party, net of current portion	3,104	3,647

Total liabilities	7,399	8,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,003,985 and 2,989,269 shares issued, respectively)	15	15
Additional paid-in capital	56,273	56,269
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(48,710)	(48,389)
Accumulated other comprehensive income	112	110

Total eOn Communications Corp. stockholders’ equity	6,187	6,502
Noncontrolling interest	568	444

Total stockholders’ equity	6,755	6,946

Total liabilities and stockholders’ equity	$14,154	$15,605

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
REVENUE
Net revenue	$5,561	$3,535	$17,111	$11,455

COST OF REVENUE
Cost of revenue	3,882	2,229	12,050	7,244

Gross profit	1,679	1,306	5,061	4,211

OPERATING EXPENSE
Selling, general and administrative	1,413	995	4,405	3,173
Research and development	121	141	391	395
Other expenses	(1)	22	19	47

Total operating expense	1,533	1,158	4,815	3,615

Income from operations	146	148	246	596

OTHER INCOME (EXPENSE)
Interest income (expense), net	56	(149)	(238)	(499)
Equity in earnings of unconsolidated investee	—	2	—	51

Total other income (expense)	56	(147)	(238)	(448)

Income before income taxes	202	1	8	148

Income tax expense (benefit)	24	2	24	(19)

Net income (loss) from continuing operations	178	(1)	(16)	167

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(46)	(232)	(83)

Net income (loss)	178	(47)	(248)	84
Less: Net income attributable to noncontrolling interest	47	—	73	—

Net income (loss) attributable to common shareholders	$131	$(47)	$(321)	$84

COMPREHENSIVE (LOSS) INCOME
Net income (loss)	$131	$(47)	$(321)	$84
Unrealized gains on available-for-sale securities	—	1	—	5
Foreign currency translation adjustment	—	—	2	—

Comprehensive income (loss)	$131	$(46)	$(319)	$89

Weighted average shares outstanding
Basic	2,862	2,756	2,859	2,743

Diluted	2,864	2,756	2,859	2,745

Basic income (loss) per share:
From continuing operations	$0.05	$—	$(0.03)	$0.06
From discontinued operations	—	(0.02)	(0.08)	(0.03)

Basic income (loss) per share	$0.05	$(0.02)	$(0.11)	$0.03

Diluted income (loss) per share:
From continuing operations	$0.05	$—	$(0.03)	$0.06
From discontinued operations	—	(0.02)	(0.08)	(0.03)

Diluted income (loss) per share	$0.05	$(0.02)	$(0.11)	$0.03

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(248)	$84
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	36	—
Depreciation and amortization	235	144
Provision for doubtful accounts	107	(3)
Loss on disposal of property and equipment	14	—
Imputed interest expense on notes payable	239	499
Equity in earnings of unconsolidated investee	—	(51)
Changes in net assets and liabilities:
Trade accounts receivable	21	951
Trade accounts receivable/payable—related party	8	212
Inventories	(850)	184
Prepaid and other assets	(59)	64
Trade accounts payable	(180)	(305)
Accrued expenses and other	(459)	(447)

Net cash (used in) provided by operating activities	(1,136)	1,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(14)
Capitalized software development costs	(218)	(424)

Net cash used in investing activities	(286)	(438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(860)	(1,381)
Proceeds from employee stock purchase plan	19	11
Proceeds from stock warrant exercise	—	2

Net cash used in financing activities	(841)	(1,368)

Effect of exchange rate changes on cash	2	—

Net decrease in cash and cash equivalents	(2,261)	(474)
Cash and cash equivalents, beginning of period	4,108	3,010

Cash and cash equivalents, end of period	$1,847	$2,536

Supplemental cash flow information:
Interest paid	$310	$597

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended April 30, 2011 and 2010

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2011, and for all periods presented.

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

As of April 30, 2011, the carrying value of the Company’s investment in Symbio Investment Corporation (“Symbio”) was $990,000. The fair value of the Company’s investment in Symbio was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company’s cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

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

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the nine months ended April 30, 2011 (in thousands):

Beginning fair value - August 1, 2010	$4,159
Imputed interest	414
Change in estimates	(185)

Interest expense	229
Payments	(860)

Ending fair value - April 30, 2011	$3,528

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2011.

Software Development Costs

The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years. The Company’s unamortized software cost at April 30, 2011 and July 31, 2010 was $927,000 and $847,000, respectively, and is included in intangibles, net in the accompanying condensed consolidated balance sheets. On September 30, 2010, the Company announced the availability of the eConn IP-PBX. Consequently, amortization of approximately $107,000 related to the eConn IP-PBX is included in cost of revenue for the nine months ended April 30, 2011. Additional software is under development and is expected to be available for general release to customers in fiscal 2012, at which time the Company will begin amortizing it.

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

Reclassification

Certain amounts in the April 30, 2010 condensed consolidated financial statements have been reclassified to conform to the April 30, 2011 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than 100% of the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2011, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the quarter ended October 31, 2010. The stock, valued at $36,000, is recorded as expense in the nine months ended April 30, 2011.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2011, employees purchased 14,716 shares under the plan.

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

Stock-based compensation of approximately $36,000 was recognized for the nine months ended April 30, 2011. As of April 30, 2011, the Company has total unrecognized compensation cost of approximately $1,000 related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2010 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at July 31, 2010	245,253	131,024	$9.33
Granted	—	—	—
Exercised	—	—	—
Cancelled	36,203	(36,203)	8.63

Options at April 30, 2011	281,456	94,821	$9.60

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2011 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30 2011	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at April 30 2011	Weighted Average Exercise Price
$ 0.00 – $ 5.00	11,888	2.4 years	$3.25	10,950	$3.48
$ 5.01 – $10.00	51,600	3.2 years	7.05	51,600	7.05
$10.01 – $15.00	1,000	.8 years	11.90	1,000	11.90
$15.01 – $25.00	30,333	2.8 years	16.35	30,333	16.35

	94,821	3.0 years	$9.60	93,883	$9.69

The aggregate intrinsic value of options outstanding and options exercisable as of April 30, 2011 was approximately $2,000 and $1,000, respectively. The aggregate intrinsic value of the 469 options which vested during the nine months ended April 30, 2011 was $0. During the nine months ended April 30, 2011, no options to purchase common stock were exercised.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Revenue	$5,561	$5,678	$17,111	$17,445

Net income (loss)	$178	$(44)	$(248)	$839
Net income attributable to noncontrolling shareholders	47	4	73	129

Net income (loss) attributable to eOn shareholders	$131	$(48)	$(321)	$710

Proforma income (loss) per share:
Basic	$0.05	$(0.02)	$(0.11)	$0.25

Diluted	$0.05	$(0.02)	$(0.11)	$0.25

The allocation of the purchase price for CSPR resulted in the recognition of a gain on bargain purchase of $497,000, which was recorded in other income (expense) in the consolidated statement of operations for the year ended July 31, 2010. The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the value of the purchase consideration. The gain on bargain purchase is included in the above pro forma net income for the nine months ended April 30, 2010. The acquisition resulted in a bargain purchase as CSPR had declining annual revenues at the time of the acquisition thus impacting the fair value of CSPR as of the date of the acquisition.

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

Symbio currently shares office space and personnel with eOn in Cupertino, California. Symbio contracted to assist eOn in the United States with software development in the year ended July 31, 2010. The following represent related party transactions for the nine months ended April 30, 2011 and 2010 (in thousands):

	2011	2010
Receivable from Symbio
Balance at beginning of period	$8	$9
Operating costs billed	—	84
Payments	(8)	(85)

Balance at end of period	$—	$8

	2011	2010
Payable to Symbio
Balance at beginning of period	$—	$11
Billings and accruals for engineering services	—	22
Payments	—	(27)

Balance at end of period	$—	$6

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

Receivable from TaiCang
Balance at beginning of period	$64
Billings for product and services	27
Payments	(91)

Balance at end of period	$—

5.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2011	July 31, 2010
Raw materials and purchased components	$1,422	$1,465
Finished goods	6,011	5,256

Total	7,433	6,721
Obsolescence reserve	(1,635)	(1,773)

Inventories	$5,798	$4,948

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,528,000 at April 30, 2011 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $229,000 of interest expense during the nine months ended April 30, 2011 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. The present value of the note payable at April 30, 2011 is approximately $171,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6%—2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$222	$196
Warranty cost incurred	(133)	(81)
Accrued warranty cost	117	73

Ending balance	$206	$188

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2011 (in thousands, excluding share data):

			Additional Paid-In Capital				Accumulated Other		Total
	Common Stock			Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount		Shares	Amount	Deficit	Income	Interest	Equity
Balance at July 31, 2010	2,989,269	$15	$56,269	(139,580)	$(1,503)	$(48,389)	$110	$444	$6,946
Stock based compensation expense, stock options and ESPP	8,277	—	19						19
Subsidiary issuance of treasury stock								36	36
Change in ownership interest in subsidiary			(15)					15	—
Comprehensive income :
Foreign currency translation adjustments							2		2
Net income (loss)	—	—	—	—	—	(321)	—	73	(248)

Comprehensive loss	—	—	—	—	—		—	—	(246)

Balance at April 30, 2011	2,997,546	$15	$56,273	(139,580)	$(1,503)	$(48,710)	$112	$568	$6,755

9.	Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with exit of operations in China, the Company recorded inventory reserve provisions of approximately $134,000 and discontinued support of the China operations in the second fiscal quarter of 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	April 30, 2011	July 31, 2010
Cash	$—	$182
Accounts receivable	—	12
Accounts receivable - related party	—	8
Inventories	—	135

Total current assets	—	337
Property and equipment, net	—	16

Total assets	$—	$353

Accrued expenses and other	18	201

Total liabilities	$18	$201

Net assets (liabilities) - discontinued operations	$(18)	$152

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Revenue	$—	$42	$34	$163
Cost of revenue	—	22	145	63

Gross profit	—	20	(111)	100

Operating expenses	—	63	107	174
Other expense	—	3	14	9

Total expense	—	66	121	183

Net (loss)	$—	$(46)	$(232)	$(83)

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2011, four customers accounted for approximately 35% of total accounts receivable and individually 10%, 9%, 8% and 8% of the total accounts receivable. At April 30, 2010, four customers accounted for approximately 58% of total accounts receivable and individually 20%, 14%, 12% and 12% of the total accounts receivable. For the nine months ended April 30, 2011, five customers accounted for approximately 45% of total revenue and individually 17%, 9%, 8%, 6% and 5% of total revenue. For the nine months ended April 30, 2010, four customers accounted for approximately 53% of total revenue and individually 26%, 11%, 10% and 7% of total revenue.

(b)	Commitments

At April 30, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $4,021,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2011.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $505,000 as of March 14, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and April 30, 2011.

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

Segment reporting for activity as of and for the three and nine months ended April 30, 2011 follows (in thousands):

	Communications Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months
Revenue	$513	$1,831	$2,728	$8,684	$2,320	$6,596	$5,561	$17,111
Net (loss) income from operations	(219)	(824)	262	909	103	161	146	246
Total assets		4,345		6,628		3,181		14,154
Capital expenditures	—	4	—	6	24	58	24	68
Capitalized software development	11	218	—	—	—	—	11	218
Allowance for doubtful accounts		298		16		25		339
Depreciation and amortization	58	148	14	43	13	44	85	235

Segment reporting for activity as of and for the three and nine months ended April 30, 2010 follows (in thousands):

	Communications Systems and Services		Telephony Products		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months
Revenue	$901	$2,691	$2,634	$8,764	$3,535	$11,455
Net (loss) income from operations	(82)	(244)	230	840	148	596
Total assets		6,067		6,015		12,082
Capital expenditures	3	13	—	1	3	14
Capitalized software development	136	424		—	136	424
Allowance for doubtful accounts		282		16		298
Depreciation and amortization	30	92	17	52	47	144

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China for the nine months ended April 30, 2011 and 2010 was approximately $34,000 and $162,000, respectively. Substantially all of the Company’s assets are located in the United States.

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of April 30, 2011, the Company has made payments of approximately $2,786,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended April 30, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Results of Operations

For the Three Months Ended April 30, 2011 compared to the Three Months Ended April 30, 2010

Net Revenue

Net revenue increased by approximately 57% to $5,561,000 for the three months ended April 30, 2011 compared to $3,535,000 for the same period of the previous year. The increase was attributable to the inclusion of CSPR’s net revenue of $2,320,000 and an increase of $94,000 in Cortelco revenue for the three months in the current quarter compared to the same period of the previous year. The increase is partially offset by revenue declines in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 29% to $1,679,000 for the three months ended April 30, 2011 from $1,306,000 for the same period of the previous year. Declines in eQueue and Milennium product and maintenance gross profit was partially offset by the inclusion of CSPR gross profit of $545,000 and an increase of $62,000 in Cortelco gross profit for the three months ended April 30, 2011 when compared to the same period of the previous year. The increase in cost of revenue included approximately $46,000 in amortization of eConn IP-PBX software costs. Gross margin % decreased to approximately 30% for the three months ended April 30, 2011 compared with gross margin of approximately 37% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco and CSPR revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 42% to $1,413,000 for the three months ended April 30, 2011, from $995,000 for the same period of the previous year. The increase is primarily due to the inclusion of CSPR’s expenses of approximately $445,000, partially offset by declines in subcontract, salaries and related expenses in the Company’s other product lines when compared to the same period of the previous year. Current period and prior period expenses include approximately $11,000 and $21,000, respectively, of amortization related to technology that the Company plans to amortize through fiscal 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 14% to $121,000 for the three months ended April 30, 2011 from $141,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the three months ended April 30, 2011, the Company capitalized approximately $11,000 of software development, compared to approximately $136,000 for the same period of the previous year. Amortization of the eConn IP-PBX capitalized costs began in October 2010 when the product was announced for general release to customers. Additional software is under development with projected completion in fiscal 2012.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other income was $1,000 for the three months ended April 30, 2011 compared to expense of $22,000 for the same period of the previous year. The decline in expense in primarily attributable to a decline in franchise taxes in the three months ended April 30, 2011 when compared to the same period of the previous year.

Interest Expense, net

Interest benefit was $56,000 for the three months ended April 30, 2011 compared to interest expense of $149,000 for the same period of the previous year. Interest benefit in the current period includes $59,000 of imputed interest on the Cortelco Note, of which approximately $185,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the three months ended April 30, 2011 and 2010 totaled $24,000 and $2,000, respectively, and consisted of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2011.

For the Nine Months Ended April 30, 2011 compared to the Nine Months Ended April 30, 2010

Net Revenue

Net revenue increased by approximately 49% to $17,111,000 for the nine months ended April 30, 2011 compared to $11,455,000 for the same period of the previous year. The increase was attributable to the inclusion of CSPR’s net revenue of $6,596,000 for the nine months in the current period. The increase is partially offset by revenue declines in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 20% to $5,061,000 for the nine months ended April 30, 2011 from $4,211,000 for the same period of the previous year. The inclusion of CSPR gross profit of $1,511 for the nine months ended April 30, 2011 was partially offset by declines in eQueue, Milennium, and Cortelco product and maintenance gross profit. The increase in cost of revenue included approximately $107,000 in amortization of eConn IP-PBX software costs. Gross margin % decreased to approximately 30% for the nine months ended April 30, 2011 compared with gross margin of approximately 37% for the same period of the previous year, primarily the result of product mix. The margin percentage on Cortelco and CSPR revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 39% to $4,405,000 for the nine months ended April 30, 2011, from $3,173,000 for the same period of the previous year. The increase is primarily due to the inclusion of CSPR’s expenses of approximately $1,350,000 and $106,000 in bad debt expenses in the current period, partially offset by declines in sales and marketing expenses when compared to the same period of the previous year. Current period and prior period expenses include approximately $31,000 and $63,000, respectively, of amortization related to technology that the Company plans to amortize through fiscal 2011. The Company expects to continue to sell products utilizing this technology through 2011 and beyond.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 1% to $391,000 for the nine months ended April 30, 2011 from $395,000 for the same period of the previous year. Research and development expense for the current period reflect reductions in compensation-related and overhead expenses when compared to the same period of the previous year. In the nine months ended April 30, 2011, the Company capitalized approximately $218,000 of software development, compared to approximately $424,000 for the same period of the previous year. Amortization of the eConn IP-PBX capitalized costs began in October 2010 when the product was announced for general release to customers. Additional software is under development with projected completion in fiscal 2012.

Other Expense

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences, and gains or losses from disposal of fixed assets. Other expense was $19,000 for the nine months ended April 30, 2011 compared to $47,000 for the same period of the previous year. Current year other expense is net of $25,000 in recovery of old cellular claims by CSPR and a reduction in the Company’s franchise tax expenses compared to the same period of the previous year.

Interest Expense, net

Interest expense was $238,000 for the nine months ended April 30, 2011 compared to interest expense of $499,000 for the same period of the previous year. Interest expense in the current period includes $229,000 of imputed interest on the Cortelco Note, of which approximately $185,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the nine months ended April 30, 2011 and 2010 totaled $24,000 and ($19,000), respectively. The 2011 income tax expenses consisted of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. The 2010 income tax benefit consisted of refunds of state income taxes recorded in the 2010 period that were previously expensed. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, the Company had cash and cash equivalents of $1,847,000 and working capital of $7,706,000.

Our operating activities resulted in a net cash outflow of $1,136,000 for the nine months ended April 30, 2011 compared to a net cash inflow of $1,332,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net loss (adjusted for non-cash items) and higher inventories and lower accrued expenses and accounts payable. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items) and lower accounts receivable partially offset by lower accrued expenses and accounts payable.

Our investing activities resulted in a net cash outflow of $286,000 for the nine months ended April 30, 2011 compared to a net cash outflow of $438,000 for the same period of the previous year. Cash used in investing activities for the nine months ended April 30, 2011 was a result of net cash used for capitalized software costs of approximately $218,000 and purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $424,000, and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $841,000 for the nine months ended April 30, 2011 compared to a cash outflow of $1,368,000 for the same period of the previous year. Cash used in financing activities in both the current period and prior period reflect payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2010; resulting in an accumulated deficit of $48,389,000 at that date. During the nine months ended April 30, 2011, cash and cash equivalents decreased to $1,847,000 from $4,108,000 at July 31, 2010, primarily as a result of payments made against the Cortelco Note and funding operations and software development.

The Company had income from continuing operations of $246,000 for the nine months ended April 30, 2011 versus income from operations of $596,000 for the same period in the prior year. As of April 30, 2011, the Company had $1,847,000 in cash and cash equivalents available to fund operations, of which $13,000 was held in international bank accounts.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal years. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2011. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

Capital Resources

We believe that cash and cash equivalents plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms. .

Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with exit of operations in China, the Company recorded inventory reserve provisions of approximately $134,000 in the current fiscal year. The Company discontinued support of the China operations in the second fiscal quarter of 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

Net Income (Loss)

Net income was $131,000 and net loss was $321,000 for the three months and nine months ended April 30, 2011 compared to net loss of $47,000 for the three months ended April 30, 2010 and net income of $84,000 for the nine month period in the previous year due to fluctuations in gross margins and expenses explained above.

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

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2011
Net income (loss) reported	$131	$(321)
Imputed interest (benefit) expense on notes payable	(59)	229

Net income (loss) less imputed interest	$72	$(92)

Net income (loss) per common share as reported	$0.05	$(0.11)
Interest imputed	(0.02)	0.08

Net income (loss) per common share less imputed interest	$0.03	$(0.03)

Weighted average shares outstanding - basic	2,862	2,859

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2011, four customers accounted for approximately 35% of total accounts receivable and individually 10%, 9%, 8% and 8% of the total accounts receivable. At April 30, 2010, Four customers accounted for approximately 58% of total accounts receivable and individually 20%, 14%, 12% and 12% of the total accounts receivable. For the nine months ended April 30, 2011, five customers accounted for approximately 45% of total revenue and individually 17%, 9%, 8%, 6% and 5% of total revenue. For the nine months ended April 30, 2010, four customers accounted for approximately 53% of total revenue and individually 26%, 11%, 10% and 7% of total revenue.

(b)	Commitments

At April 30, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $4,021,000.

Cortelco has a line of credit based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires on December 15, 2011.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $505,000 as of March 14, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of the CSPR stock acquisition date of June 9, 2010 and April 30, 2011.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EON COMMUNICATIONS CORPORATION

Dated: June 10, 2011	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)