Form 10-K
period 2011-07-31
EON COMMUNICATIONS CORP
filed 2011-10-28
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	62-1482176
(State of incorporation)	(I.R.S. Employer Identification No.)

1703 Sawyer Road, Corinth, MS 38829

(Address of principal executive offices)

(800) 955-5321

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $3,887,031 based upon the closing sale price as reported by the NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2011).

2,870,405 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

* - Information is not required because the registrant is a smaller reporting company

1

PART 1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, eOn’s ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 1A. eOn disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 8.

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

The Company’s principal executive offices are located at 1703 Sawyer Road, Corinth, Mississippi 38834. The telephone number at that address is (800) 955-5321. The Company also has offices located in Cupertino, CA and Caguas, Puerto Rico.

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

The eQueue® Multi-Media Contact Center System remains a proven solution in both commercial and government applications and eOn continues to actively sell and support it. The system is designed to replace proprietary communication devices such as Private Branch Exchanges (PBX), Automatic Call Distributors (ACD), Interactive Voice Response (IVR) systems, recording systems, workforce management systems, voice mail systems, and Computer Telephony Integration (CTI) middleware systems with an all-in-one blended communications system. Because the eQueue platform is built on an “open” unified architecture, organizations can eliminate the need for complex communications systems integration while reducing start-up and maintenance costs, simplifying administration, and increasing ease of customization. The eQueue enables enterprises to communicate more effectively with customers, lowers operational costs and increases agent productivity.

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

eConn

The Company’s eConn IP-PBX provides enterprises with a scalable, multi-feature communications system designed to support businesses from 10 to 1,000 users. The eConn provides enterprises PBX capability plus a range of applications including voice messaging, auto–attendant, ACD and wireless connectivity.

Operating across virtually any LAN/WAN infrastructure, the eConn provides IP networking allowing for transparency within distributed environments by supporting networking standards such as IP-QSIG. The system’s flexibility and features ensure the needs of organizations are met by protecting existing investments in traditional circuit switched technology while delivering a converged, Voice over IP (VoIP) infrastructure.

Benefits of eConn

•

eConn’s software supports hundreds of telephony features—features that are delivered to many user environments through easy-to-use interfaces, such as its graphical-user-interface (GUI) system administration tool.

•	The eConn supports a wide range of desktop devices including entry-level IP phones, executive-style IP phones, wireless handsets (WiFi or IP DECT) and full-duplex audio conference units.

•

Combined with the eConn IP Messenger, the eConn IP-PBX also supports a suite of applications, including unified communications, presence management, call handling tools, unified messaging and mobility applications.

•	Industry standard CTI applications are also supported for extensive third-party applications through the eConn’s native CSTA interface.

Subsequent to the general release of the eConn to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 as of July 31, 2011.

IP Messenger (IPM)

As a unified communications platform, the IP Messenger is designed to improve and simplify internal and external communication flows between employees, customers and suppliers. The IPM provides both voice and unified messaging in conjunction with eOn’s Millennium, eQueue and eConn systems. IPM can also be sold as a stand-alone messaging solution.

Benefits of IP Messenger

•

The platform is aimed at improving these relationships and interactions, while at the same time lowering operating costs, protecting infrastructure investments and ensuring you meet the needs of a diverse user environment—from desktop workers, to mobile workers, corridor warriors and telecommuters. IP Messenger delivers: Presence, Mobility and Messaging.

Cortelco Products

The telephone industry has evolved in recent years with cordless telephones, cell phones, VOIP and other computer based voice/data products broadening their scope of application. Most homes in the United States have moved to cordless products and have perhaps one corded or wired telephone. Despite the decline in the number of corded telephones in the residential market, there has been less migration to cordless and cellular in the business/commercial, government and institutional applications. Cortelco is an industry leader that markets a traditional design/style single line corded telephones and IP phones. In order to maintain this leadership, Cortelco must leverage its existing business relationships and introduce new products that address the needs of the converging communications marketplace.

CSPR Products

Cortelco Systems Puerto Rico’s core business includes the design, implementation and maintenance of solutions in the area of voice, data center and security. CSPR’s other lines of business include the reselling of telephone lines, internet access, disaster recovery, business continuity and private cloud computing solutions. CSPR has partnered with strategic suppliers and utilizes a direct sales force to sell its services and products, most of which are installed by CSPR technicians.

CUSTOMERS

During fiscal year 2011, the Company recognized revenue from the federal government of $735,000, or 3% of total revenue. Revenue from four major distributors was $9,285,000 or 40% of net revenue for the year ended July 31, 2011. Revenue from one of these distributors, Graybar Electric Co., Inc., was $3,950,000 or 17% of the net revenue for the year ended July 31, 2011.

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

In spite of the maturity of the North American market, we believe our eQueue Contact Center Solution offers advantages that remain viable. We will continue selling and supporting the core eQueue product offering to improve our ability to win competitive bids and provide additional solutions to our existing customers.

•	Maintain and Develop Strategic Relationships

eOn and Cortelco believe that it is critical that strategic relationships with major distributors be maintained and enhanced. The Company seeks new relationships that fit and do not create conflicting efforts within its distributor network. In the highly competitive telephony business, Cortelco sells both traditional and IP products which enable the Company to enjoy good baseline revenue while at the same time establishing itself in the emerging IP market. Product sales are based on a reputation for quality and service that has been built over many years.

•	Production and Logistics

Unlike many providers of telephony products, the Company has extensive warehouse, shipping, repair, and final assembly capabilities at our Corinth, MS facility. This enables us to provide a level of service many of our competitors can not.

•	Introduce a new VOIP Platform

In late 2010, eOn introduced a new VOIP platform that will support PBX and ACD functions. The goal is to provide all of the features inherent in our existing products while at the same time improve our capability to seamlessly network over distributed environments.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

Millennium Converged Communications Platform

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

•	IP Messenger (IPM)

The IP Messenger (based on a platform from Esna Technologies) is a sophisticated voice messaging system. eOn sells this system for use with the Millennium, eQueue and eConn; as the Esna Technologies platform evolves, eOn continues to develop the interface between IP Messenger and these systems.

eQueue Multi-Media Contact Center Solution

•	eQueue Interfaces

eQueue Interfaces, including industry-standard CTI, gives companies the extensibility and integration tools necessary to customize the eQueue solution to meet the specific needs of each customer. The eQueue can be tightly integrated with other enterprise applications—including CRM, knowledge bases, self-service applications and e-commerce systems.

eConn

eOn developed a new VOIP platform (“eConn”) which first became available in the first quarter of fiscal year 2011. This new platform supports over 500 telephony features which can be delivered through a new easy-to-use graphical user interface (“GUI”). The eConn platform provides options to add unified messaging, auto-attendant, presence management tools and mobility applications. eConn utilizes a native Computer-Supported Telecommunications Applications (“CSTA”) interface making it easier to support an extensive range of third-party Computer Telephony Integration (“CTI”) applications.

Subsequent to the general release of the eConn to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 as of July 31, 2011.

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

Our marketing objective is to position eOn as a proven provider of enterprise communications and contact center solutions. Our target customer base continues to be mid-size businesses that are looking to deploy or replace their legacy communications systems with next generation IP telephony and contact center solutions. We will continue to promote solutions within selected market segments, including the U.S. Federal Government, education/school systems and providers of outsourced contact center solutions. We will continue to reach prospects in these markets via web-based marketing initiatives, customer referral programs and joint marketing efforts with our US and international dealers and VARs.

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

RESEARCH AND DEVELOPMENT

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. No major new internal development projects are planned at this time. We will continue to evaluate the competitive landscape and make a determination as to the return on investment on any new development on an ongoing basis.

Cortelco’s approach is to identify market and product applications that fit core competencies as well as to seek new technologies. Cortelco does not engage in product development engineering, but rather partners with companies that either already have the desired technology or possess the technical background to develop the desired products. The merger with eOn provides additional technical resources that can be applied, on an as needed basis, to evaluate new products and particularly those for VOIP applications. Cortelco’s “vendor/partner” strategy has resulted in favorable credit terms and the ability to buy small quantities of many models with various colors and features as well as avoid the large cost of baseline hardware and software engineering and development.

MANUFACTURING

Contract manufacturers were used to produce the Millennium—Ayrshire Electronics, Inc (formerly ACT Electronics, Inc.), and Innovative Circuits, Inc. Both contract manufacturers perform printed circuit board assembly and soldering, in-circuit and functional testing and packaging. After final assembly by either manufacturer, we inspect and perform quality assurance testing prior to shipment to our dealers or customers. Purchases from Ayrshire and Innovative Circuits were made through purchase orders.

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

•	CSPR Competition

The telecommunications market in Puerto Rico is highly competitive with competition grouped into three categories: carriers, integrators and small owner-operated companies. Carriers such as Puerto Rico Telephone Company / Claro and Worldnet have large market penetration with large resources. Integrators such as Intech and Netxar are similar in size and expertise as CSPR. Small owner-operated companies such as NPR, Computer Paradise, Benchmark and Envision compete aggressively against CSPR due to their low overhead.

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

EMPLOYEES

As of July 31, 2011, we had 86 employees. We had 85 employees in the United States (including 53 in Puerto Rico) and 1 employee in Canada. The mix of employees was 20 in sales and marketing, 3 in research, development, and professional services, 18 in general and administration, and 45 in manufacturing and distribution. The Company also utilizes temporary employees, independent contractors, and part-time employees as needed. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	74	Chairman and Director
James W. Hopper	67	Chief Executive Officer and Director
Lee M. Bowling	56	Chief Financial Officer

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

LEE M. BOWLING, became Chief Financial Officer of eOn in June 2009. Prior to joining the Company, Mr. Bowling has been Vice President and Chief Financial Officer of Cortelco, Inc. since 2004. Prior to 2004, Mr. Bowling was Controller of Cortelco, Inc from 1997 until 2004. Mr. Bowling currently serves as a director of Cortelco Systems Puerto Rico, a provider of installation and services of business telecom, data, and network security solutions throughout Puerto Rico. His experience also includes various supervisory and management positions with ITT Telecommunications and Telephone Electronics Corporation. Mr. Bowling holds a B.S. in Accounting from Mississippi State University.

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

For the year ended July 31, 2011, eOn had a net loss of $1,380,000. eOn has incurred substantial losses since inception resulting in an accumulated deficit of $49,769,000. eOn may not be able to achieve profitability from operations in the future.

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

Our communications systems face intense competition from many companies that have targeted our markets.

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

Although the Company does not have any new products in internal development, Cortelco has partnered with companies that possess technical expertise to develop new products to meet changing market requirements.

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

We may not accurately forecast customer demand for our products.

We use forecasts of product demand to make decisions regarding the investment of resources and production of our product. Failure to accurately predict high customer demand for a product can result in lost sales or low gross margins on product incurring higher costs to meet demand. Failure to accurately predict low demand for a product can result in excess inventory, lower cash flows and lower gross margins if price reductions are required to reduce inventories.

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

Our ability to develop our business will depend on our ability to identify partnership opportunities and to enter into suitable commercial arrangements and to maintain close working relationships with these and other industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment.

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

As of September 30, 2011, our executive officers, directors and principal stockholders and their affiliates beneficially owned 869,669 shares, or 29.6% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 2.	PROPERTIES.

The Company leases property as detailed in the following table.

LOCATION	APPROXIMATE SIZE	LEASE EXPIRATION DATE	INTENDED USE
Corinth, Mississippi, USA	77,000 sq. ft.	Month-To-Month	Office/Warehouse
Caguas, Puerto Rico	17,236 sq. ft.	August 2019	Office/Warehouse

Aggregate annual rental payments for the Company’s facilities are approximately $268,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $514,000 as of August 31, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and 2010.

The Company is a party to various asbestos claims. It is the opinion of management that these claims are without merit and, individually or in the aggregate, will not materially and adversely affect our business or financial condition.

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

QUARTER ENDED	HIGH	LOW
July 31, 2011	$2.81	$1.30
April 30, 2011	$2.00	$1.30
January 31, 2011	$3.26	$1.77
October 31, 2010	$2.60	$1.34

July 31, 2010	$2.70	$1.35
April 30, 2010	$5.14	$2.55
January 31, 2010	$7.10	$1.40
October 31, 2009	$1.53	$0.79

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders

As of September 30, 2011, there were approximately 225 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,800 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2011 and 2010, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

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

The Company had a net loss of $1,380,000 attributable to common shareholders for fiscal year 2011. The increase in revenue and gross margin resulting from the acquisition of CSPR was partially offset with lower eQueue and Millennium revenue and imputed interest on the note payable to Cortelco’s shareholders. Imputed interest is dependent on Cortelco’s projected earnings and resulting payments pursuant to the note payable to Cortelco’s former shareholders. Cash flows generated by Cortelco subsequent to the merger will first be used to pay the obligation under the merger agreement until the full $11,000,000 is satisfied.

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. Warranty for the Cortelco product line ranges from one to five years based on the product purchased. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.4%—2.1% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

For the years ended July 31, 2011 and 2010, the Company capitalized eConn IP product software development costs of approximately $218,000 and $562,000, respectively. Amortization of the software development costs began in the first fiscal quarter of 2011. Subsequent to the general release of the eConn product to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 as of July 31, 2011.

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

See Note 11 Stock—Based Compensation to the consolidated financial statements for further information regarding ASC Topic 718, Stock Compensation.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2011, the Company has available net operating loss (“NOL”) carry-forwards of approximately $25,500,000.

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

RESULTS OF OPERATIONS

The following table presents our statements of operations expressed as a percentage of net revenues for fiscal years 2011 and 2010:

	For the Years Ended July 31,
	2011	2010
Net revenue	100.0%	100.0%
Cost of revenue	73.1%	64.0%

Gross profit	26.9%	36.0%
Operating expenses:
Selling, general and administrative	24.6%	26.7%
Research and development	2.1%	2.7%
Asset impairment	3.9%	0.2%
Other	0.2%	0.4%

Total operating expense	30.8%	30.0%

(Loss) income from operations	(3.9%)	6.0%
Interest expense	(0.9%)	(4.0%)
Equity earnings of an unconsolidated investee	0.0%	0.4%
Gain on bargain purchase	0.0%	3.0%
Gain on investment	0.0%	0.1%

(Loss) income before income taxes	(4.8%)	5.5%
Income taxes	0.2%	1.5%

Net (loss) income from continuing operations	(5.0%)	4.0%
Loss from discontinued operations	(0.5%)	(0.8%)

Net loss	(5.5%)	3.2%
Less: net income attributable to the noncontrolling interest	0.4%	0.2%

Net (loss) income attributable to eOn Communications Corp. shareholders	(5.9%)	3.0%

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium, eQueue, Cortelco and CSPR product lines and maintenance and professional service revenue generated by our eQueue and CSPR product line. Net revenue increased approximately 39% to $23,416,000 for the year ended July 31, 2011 from $16,797,000 for the previous fiscal year. The increase reflects $9,024,000 in CSPR revenue for the full fiscal year compared to approximately $1,236,000 for the two months in the prior year subsequent to the acquisition of CSPR on June 9, 2010. The increase in revenue is partially offset by lower eQueue revenue from products, maintenance and professional services, and lower Millennium revenue compared to the prior year.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our phones and systems. Gross profit from continuing operations increased approximately 4% to $6,307,000 for the year ended July 31, 2011 compared to $6,042,000 for the previous fiscal year. The increase in gross profit reflects inclusion of CSPR’s gross profit and is partially offset by lower Millennium product and eQueue product, maintenance and professional service gross profit. Gross profit in the current fiscal year was negatively impacted by inventory reserve provisions for excess and obsolete inventory of approximately $629,000, excluding approximately $133,000 in inventory reserve provisions related to discontinued operations in China. Our gross margins were 27% and 36% for fiscal years 2011 and 2010, respectively. The decrease in margin percentage reflects higher inventory reserve provisions and lower maintenance and professional services revenue, which historically has higher margins. The inclusion of CSPR’s operations beginning June 9, 2010, which historically has a lower margin, also contributed to the decline in gross margin percentages.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $5,750,000 for the year ended July 31, 2011, an increase of 28% from $4,491,000 in the prior fiscal year. The increase is primarily attributable to an increase of $1,540,000 in CSPR expenses due to inclusion of the full fiscal year compared to approximately two months in the previous fiscal year. The increase also reflects higher bad debt expenses, partially offset by lower personnel costs, overhead expenses and travel expenses.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Our research and development efforts were concentrated on development of the new eConn IP-PBX. Research and development expenses were $483,000 for the year ended July 31, 2011, which represents a decrease of approximately 4% from $502,000 in fiscal year 2010. The decrease primarily reflects lower subcontract costs and overhead expenses. The Company capitalized approximately $218,000 of software development costs related to a new eConn IP PBX and IP ACD that were under development. Subsequent to the general release of the eConn IP PBX to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, capitalized cost accumulated to-date were written off in the fourth quarter of the current fiscal year. Although not actively marketed, the Company continues to sell the eConn IP-PBX.

ASSET IMPAIRMENT

Asset impairment is comprised of software development and process technology impairment. Subsequent to the general release of the eConn IP PBX to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, capitalizd costs of approximately $916,000 were written off in the fourth quarter of the current fiscal year. Based on management’s evaluation of the carrying value of process technology, the Company recorded an impairment charge of approximately $41,000 as of July 31, 2010.

OTHER EXPENSE

Other income and expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense was $50,000 in fiscal 2011 compared to an expense of $68,000 in fiscal year 2010.

INTEREST EXPENSE, NET

Interest expense was $219,000 in fiscal year 2011 and $671,000 in fiscal year 2010. Fiscal year 2011 reflects imputed interest of $206,000 on the note payable to the former Cortelco shareholders compared to $674,000 in fiscal year 2010. Interest expense on the Cortelco Note in fiscal year 2011 of $543,000 was partially offset by approximately $337,000 due to changes in estimated projected payments over the life of the note.

INCOME TAX EXPENSE

Income tax expense totaled $54,000 in fiscal 2011 and $248,000 in fiscal 2010. Income tax expense differed from tax expense at the statutory federal income tax rate due to state income taxes and the valuation allowance established.

DISCONTINUED OPERATIONS

Loss from discontinued operations of the Company’s wholly-owned subsidiary in China was $125,000 in fiscal year 2011 and $133,000 in fiscal year 2010. The loss in fiscal year 2011 was negatively impacted by approximately $167,000 of inventory write downs and was partially offset by the reversal of approximately $107,000 in accumulated foreign currency adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, the Company had cash and cash equivalents of $1,542,000 compared to $4,108,000 as of July 31, 2010. The decrease in cash and cash equivalents of $2,566,000 during fiscal year 2011 was primarily attributable to increases in telephony product inventories in order to adequately service customers, new product offerings and special sales programs, additional accounts receivable due to increased sales volume at year-end, timing of cash collections and losses in the systems and services segment. The Company had a working capital balance of $7,504,000 at July 31, 2011.

Our operating activities resulted in net cash outflows of $1,420,000 for fiscal year 2011 compared to net cash inflows of $2,885,000 for fiscal year 2010. The decrease in net operating cash flow for the current fiscal year primarily reflects net loss (adjusted for non cash items) for the year and higher inventories and accounts receivable. Net operating cash inflow for fiscal year 2010 was primarily the result of net income (adjusted for non cash items) for the year and lower accounts receivable and, inventories partially offset by lower accrued expenses.

Our investing activities resulted in net cash outflows of $306,000 for fiscal year 2011 compared to net cash outflows of $222,000 in fiscal year 2010. Cash used in investing activities for fiscal year 2011 included capitalized software development costs of $218,000 and capital expenditures. Cash used in investing activities during fiscal year 2010 consisted primarily of capitalized software development costs and capital expenditures partially offset by cash acquired in the acquisition of CSPR.

Our financing activities resulted in net cash outflows of $842,000 in fiscal year 2011 compared to net cash outflows of $1,572,000 in fiscal year 2010. Cash used in financing activities during fiscal year 2011 was attributable to payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan. Cash used in financing activities during fiscal year 2010 was attributable to payments on the Cortelco Note and dividend payments by CSPR partially offset by proceeds from the Employee Stock Purchase Plan and proceeds from the exercise of a stock warrant.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities resulting in an accumulated deficit of $49,769,000. The Company recorded a net loss of

$1,380,000 in fiscal year 2011. As of July 31, 2011, the Company had $1,542,000 in cash and cash equivalents available to fund operations, of which $6,000 was held in international bank accounts.

The Company is largely dependent on available cash and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2011. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2011. CSPR has a $500,000 revolving line of credit secured by trade accounts receivable and bears interest at 2% over prime. The line of credit, none of which was drawn on as of July 31, 2011, is subject to certain covenant requirements and expires November 30, 2012. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the lines of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

NET INCOME (LOSS)

Net loss was $1,380,000 in fiscal year 2011 compared to a net income of $467,000 in fiscal year 2010. Reported net loss has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net income (loss) and income (loss) per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

	Year Ended July 31, 2011	Year Ended July 31, 2010
Net income (loss) reported	$(1,380)	$467
Interest imputed	206	674

Net income (loss) less imputed interest	(1,174)	1,141
Loss from discontinued operations	(125)	(133)

Net income (loss) from continuing operations less imputed interest	$(1,299)	$1,008

Net income (loss) per common share as reported
Continuing operations	(0.44)	0.22
Discontinued operations	(0.04)	(0.05)

Total	$(0.48)	$0.17

Interest imputed per common share	0.07	0.24
Net income (loss) per common share less imputed interest
Continuing operations	(0.37)	0.46
Discontinued operations	(0.04)	(0.05)

Total	$(0.41)	$0.41

Weighted average common shares outstanding	2,860	2,760

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2011 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Notes payable (1)	$8,400	$794	$708	$630	$630	$630	$5,008
Operating leases (2)	882	103	107	110	116	112	334
Purchase obligations (3)	2,330	2,330	—	—	—	—	—

Total	$11,612	$3,227	$815	$740	$746	$742	$5,342

(1)	Actual payments under the note payable to Cortelco shareholders (“Cortelco Note”), which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.
(2)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(3)	Outstanding commitments for purchases of inventory under open purchase orders.

The Company leases approximately 77,236 square feet of office and warehouse space in Corinth, Mississippi. The month-to-month lease has monthly rent of approximately $11,500 and is not subject to a formal lease agreement or term.

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

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $514,000 as of August 30, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and 2010.

The Company is a party to various asbestos claims. It is the opinion of management that these claims are without merit and, individually or in the aggregate, will not materially and adversely affect our business or financial condition.

RECENT ISSUED AND ADOPTED ACCOUNTING STANDARDS

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company adopted this guidance on August 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and Subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eon Communication Corporation and Subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

/s/ Horne LLP

Ridgeland, Mississippi

October 28, 2011

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,542	$4,108
Trade accounts receivable, net of allowance of $351 and $235, respectively	5,175	4,168
Trade accounts receivable—related party	—	8
Inventories	5,516	4,948
Prepaid and other current assets	205	257

Total current assets	12,438	13,489
Property and equipment, net	223	279
Intangibles, net	—	847
Investments	990	990

Total assets	$13,651	$15,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,660	$2,361
Current maturities of notes payable—related parties	575	674
Accrued expenses and other	1,699	1,977

Total current liabilities	4,934	5,012
Notes payable—related parties, net of current maturities	3,103	3,647

Total liabilities	8,037	8,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,003,985 and 2,989,269 shares issued, respectively)	15	15
Additional paid-in capital	56,281	56,269
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(49,769)	(48,389)
Accumulated other comprehensive income	5	110

Total eOn Communications Corp. stockholders’ equity	5,029	6,502
Noncontrolling interest	585	444

Total stockholders’ equity	5,614	6,946

Total liabilities and stockholders’ equity	$13,651	$15,605

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2011	2010
REVENUE
Products	$18,583	$14,883
Services	4,833	1,914

Net revenue	23,416	16,797

COST OF REVENUE
Products	14,520	10,321
Services	2,589	434

Cost of revenue	17,109	10,755

Gross profit	6,307	6,042
OPERATING EXPENSE
Selling, general and administrative	5,750	4,491
Research and development	483	461
Asset impairment	916	41
Other	50	68

Total operating expense	7,199	5,061

Income (loss) from operations	(892)	981
OTHER INCOME (EXPENSE)
Interest expense, net	(219)	(671)
Equity earnings of unconsolidated investee	—	61
Gain on bargain purchase	—	497
Gain on investment	—	15

Total other expense	(219)	(98)

Income (loss) before income taxes and discontinued operations	(1,111)	883
Income tax expense	54	248

Net income (loss) from continuing operations	(1,165)	635
DISCONTINUED OPERATIONS
Loss from discontinued operations	(125)	(133)

Net income (loss)	(1,290)	502
Less: Net income attributable to the noncontrolling interest	90	35

Net income (loss) attributable to common shareholders	$(1,380)	$467

Weighted average shares outstanding:
Basic	2,860	2,760

Diluted	2,860	2,762

Basic and diluted income (loss) per share
Continuing operations	(0.44)	0.22
Discontinued operations	(0.04)	(0.05)

Total	$(0.48)	$0.17

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,290)	$502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation expense	45	4
Depreciation and amortization	278	192
Asset impairment	916	41
Gain on recognition of cumulative translation adjustments	(107)	—
Deferred income taxes	—	270
Provision for doubtful trade accounts receivable	184	(4)
Provision for obsolete inventory	762	15
Loss on disposal of fixed assets	15	—
Imputed interest expense on note payable	218	676
Equity in earnings of unconsolidated investee	—	(61)
Gain on investments	—	(17)
Gain on bargain purchase	—	(497)
Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(1,191)	1,057
Inventories	(1,330)	575
Prepaid and other current assets	51	195
Trade accounts payable	299	(21)
Trade accounts receivable/payable—related party	8	206
Accrued expenses and other	(278)	(248)

Net cash (used in) provided by operating activities	(1,420)	2,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(88)	(45)
Capitalized software development costs	(218)	(562)
Sale of investments	—	10
Net cash acquired in business acquisition	—	375

Net cash used in investing activities	(306)	(222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend by subsidiary	—	(124)
Repayment of note payable	(861)	(1,425)
Subsidiary purchase of treasury stock	—	(36)
Proceeds from employee stock purchase plan	19	11
Proceeds from stock warrant exercise	—	2

Net cash used in financing activities	(842)	(1,572)

Effect of exchange rate changes on cash	2	7

Net (decrease) increase in cash and cash equivalents	(2,566)	1,098
Cash and cash equivalents, beginning of period	4,108	3,010

Cash and cash equivalents, end of period	$1,542	$4,108

Non cash financing activity:
Issuance of subsidiary treasury stock for stock-based compensation	$36	$—

Supplemental cash flow information:
Interest paid	$310	$642

Income taxes paid	$24	$—

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITYAND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2009	2,873,992	$14	$56,048	(139,580)	$(1,503)	$(48,856)	$103	$—	$5,806
Issuance of common stock under employee stock purchase plan	9,318		11						11
Stock based compensation expense, stock options and ESPP			4						4
Issuance of common stock for exercise of stock warrant	15,000	1	1						2
Issuance of common stock for purchase of CSPR stock	90,959		190						190
Noncontrolling interest in acquisition of CSPR								460	460
Subsidiary purchase of treasury stock								(36)	(36)
Change in ownership interest in subsidiary			15					(15)	—
Comprehensive income:
Foreign currency translation adjustments							7		7
Net income						467		35	502

Comprehensive income									509

Balance at July 31, 2010	2,989,269	15	56,269	(139,580)	(1,503)	(48,389)	110	444	6,946
Issuance of common stock under employee stock purchase plan	14,716		19						19
Stock based compensation expense, stock options and ESPP			8						8
Subsidiary issuance of treasury stock								36	36
Change in ownership interest in subsidiary			(15)					15	—
Comprehensive income:
Foreign exchange gain on liquidation of foreign subsidiary							(107)		(107)
Foreign currency translation adjustments							2		2
Net loss						(1,380)		90	(1,290)

Comprehensive loss									(1,395)

Balance at July 31, 2011	3,003,985	$15	$56,281	(139,580)	$(1,503)	$(49,769)	$5	$585	$5,614

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2011 and 2010

1.	Description of Business

eOn Communications Corporation™ and subsidiaries (“eOn” or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications expertise, the Company’s solutions enable customers to use its technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of emerging technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Through its wholly-owned subsidiary, Cortelco Systems Holding Corp. (“Cortelco”), the Company provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long-term relationships. Through its majority-owned subsidiary, Cortelco Systems Puerto Rico (“CSPR”), the Company provides sales and service of integrated communications systems, data equipment, security products, and telephony billing services.

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

All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. At July 31, 2011, there was approximately $6,000 held in foreign bank accounts.

(c)	Trade Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. As a result, the Company must estimate the portion of accounts receivable that are uncollectible and record any necessary valuation reserves. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs.

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

Years Ended July 31, 2011 and 2010

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(f)	Intangibles, net

Intangibles represent process technology acquired from Aelix Systems Inc. (Aelix) and software development costs. Aelix was the Company’s 100% owned subsidiary, which was closed effective April 1, 2008.

The Company accounts for costs related to software developed for external use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software. As required by ASC Topic 985, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of five years

In accordance with ASC Topic 360, Property, Plant, Equipment, management of the Company evaluates the carrying value of the process technology and software development cost annually or when a possible impairment is indicated. Subsequent to the general release of the eConn IP PBX software to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Based on its evaluation, management recorded an impairment charge of approximately $916,000 against the software in the fourth quarter of fiscal 2011.

Changes in the carrying amount of the intangible assets are summarized as follows (in thousands):

	Process Technology	Software Under Development	Intangibles, Net
Balance at August 1, 2009	$167	$243	$410
Amortization	(84)	—	(84)
Impairment	(41)		(41)
Additions	—	562	562

Balance at July 31, 2010	42	805	847
Amortization	(42)	(107)	(149)
Impairment	—	(916)	(916)
Additions	—	218	218

Balance at July 31, 2011	$—	$—	$—

(g)	Investments

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

Years Ended July 31, 2011 and 2010

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

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.4%—2.1% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Years Ended July 31, 2011 and 2010

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

Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. During fiscal year ended July 31, 2011, potentially dilutive shares were excluded from the computation of dilutive loss per share because the Company has a net loss from operations for the periods and their effect would have been anti-dilutive.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

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

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the short-term nature of the instruments.

The following table presents information about the liabilities recorded at fair value at July 31, 2011, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2011
Notes payable-related parties	$—	$—	$3,678	$3,678

Total	$—	$—	$3,678	$3,678

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

The following table presents information about the liabilities recorded at fair value at July 31, 2010, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2010
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2010
Notes payable-related party	$—	$—	$4,321	$4,321

Total	$—	$—	$4,321	$4,321

As of July 31, 2011 the carrying value of the Company’s investment in Symbio Investment Corp. (“Symbio”) was $990,000. Symbio is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA. The Company believes, based on recent stock issuances by Symbio SA, that the fair value of the Company’s investment in Symbio may be less than the Company’s cost. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio at July 31, 2011. Based on the Company’s evaluation of the near-term prospects of Symbio and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at July 31, 2011.

The notes payable—related parties is primarily due to the note payable to former Cortelco shareholders (See Note 9) which is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the year ended July 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning fair value	$4,159	$4,910

Inputed interest	543	619
Change in estimates	(337)	55

Interest expense	206	674
Payments	(861)	(1,425)

Ending fair value—July 31	$3,504	$4,159

(n)	Estimates

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

Years Ended July 31, 2011 and 2010

(o)	Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The functional currency of the Company’s China operations is the Renminbi Yuan. The financial statements of the operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of stockholders equity. In conjunction with the discontinued operations in China, the Company reversed approximately $107,000 in accumulated foreign currency translation adjustments in the fiscal year ended July 31, 2011. Foreign currency transaction gains and losses are included in determining net income (loss).

(p)	Research and Development Costs

The Company allocates expenses to research and development costs based on headcount that is dedicated to research and development activities.

(q)	Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2011 and 2010 were not significant.

(r)	Segment Reporting

The Company operates in three business segments: Communications Systems and Services, Telephony Products, and Puerto Rico. Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance.

(s)	Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company adopted this guidance on August 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

(t)	Reclassification

Certain amounts in the July 31, 2010 consolidated financial statements have been reclassed to conform to the July 31, 2011 consolidated financial statement presentation.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

3.	Acquisitions

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

The purchase price allocation resulted in the recognition of a gain on bargain purchase of $497,000, which is recorded in other income (expense) in the consolidated statement of operations for the year ended July 31, 2010. The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the value of the purchase consideration. The acquisition resulted in a bargain purchase as CSPR had declining annual revenues at the time of the acquisition thus impacting the fair value of CSPR as of the date of the acquisition.

Subsequent to the acquisition in fiscal 2010, CSPR reacquired a percentage of its own shares causing the Company’s ownership interest to increase. Accounting guidance requires changes in the ownership interest while the Company retains its controlling financial interest in the subsidiary to be treated as equity transactions. As a result, the Company recorded a reduction to noncontrolling interest and an increase to additional paid-in capital in the amount of $15,000 for the period ended July 31, 2010. In fiscal 2011, the reacquired shares were issued to employees as supplemental compensation. Therefore, the Company recorded a $15,000 increase in noncontrolling interest and a decrease to additional paid in capital for the period ended July 31, 2011.

As of the acquisition date, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $514,000 as of August 31, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and 2010.

The following unaudited pro forma financial information gives effect to the acquisition as if it had been consummated at the beginning of the period presented. This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the date indicated nor is it necessarily indicative of the future consolidated results of operations or financial condition.

Year Ended July 31, 2010
Revenue	$23,726

Net income	161
Net income attributable to noncontrolling shareholders	117

Net income attributable to eOn shareholders	$44

Proforma income per share:
Basic	$0.02

Diluted	$0.02

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

Years Ended July 31, 2011 and 2010

telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2011 and 2010, the Company recognized revenue from the United States federal government of $735,000, or 3% of total revenue and $1,366,000, or 8% of total revenue, respectively. Revenue from four major distributors of Cortelco was $9,285,000 or 40% of revenue during fiscal year 2011 and $8,801,000 or 51% of revenue for the fiscal year ended July 31, 2010. Revenue from one of these distributors was $3,950,000 or 17% of total revenue for the year ended July 31, 2011 and $4,294,000 or 25% of total revenue for the year ended July 31, 2010. As of July 31, 2011 and 2010, the Company had receivables from the federal government of $35,000 and $193,000, respectively. As of July 31, 2011 and 2010, the Company had receivables from four major distributors of $2,110,000 and $1,526,000, respectively. Two of these distributors accounted for 27% and 23% of trade accounts receivable at July 31, 2011 and 2010, respectively.

The Company purchases approximately 55% of its Cortelco phones from two major suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal year 2011 and 2010, purchases from these two suppliers totaled approximately $5,272,000 and $4,392,000, respectively. As of July 31, 2011 and 2010, the balances payable to these two suppliers were $1,364,000 and $762,000, respectively.

5.	Inventories

Inventories consist of the following as of July 31, 2011 and 2010 (in thousands):

	2011	2010
Raw materials and purchased components	$1,612	$1,465
Finished goods	6,088	5,256

Total	7,700	6,721
Inventory obsolescence reserve	(2,184)	(1,773)

Total inventories	$5,516	$4,948

6.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2011 and 2010 (in thousands):

	2011	2010
Refundable facility deposits	$16	$19
Prepaid expenses	187	238
Other	2	—

Total	$205	$257

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

7.	Property and Equipment

Property and equipment consist of the following as of July 31, 2011 and 2010 (in thousands):

	2011	2010
Leasehold improvements	$65	$369
Equipment	816	1,895
Furniture and fixtures	151	352

Total	1,032	2,616
Less: accumulated depreciation	(809)	(2,337)

Property and equipment, net	$223	$279

8.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2011 and 2010 (in thousands):

	2011	2010
Employee compensation	$212	$269
Vacation	71	105
Deferred income	374	338
Warranty reserve	185	223
Professional fees	150	148
Other	707	894

Total	$1,699	$1,977

The following table summarizes the activity related to the product warranty liability during fiscal years 2011 and 2010 (in thousands):

	2011	2010
Balance at beginning of period	$223	$196
Warranty accrual acquired from CSPR	—	51
Accruals for warranty liability	145	107
Warranty charges	(183)	(131)

Balance at end of period	$185	$223

9.	Notes Payable and Lines of Credit

On June 20, 2008, eOn China issued a note to Hangzhou Nature Opto Company in exchange for RMB 945,000, or approximately $138,000. The note payable was cancelled in fiscal year 2010 in exchange for the Company’s interest in Symbio-ES Park Business Outsourcing Joint Venture. (See Note 12.)

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2011. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR and expires December 15, 2011.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of July 31, 2011, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

Included in notes payable—related parties is the note payable to Cortelco’s former shareholders (the “Cortelco Note”) for the acquisition of Cortelco on April 1, 2009. The Cortelco Note balance totaled $3,504,000 at July 31, 2011 and $4,159,000 at July 31, 2010. The fair value of the Cortelco Note was approximately $4,430,000 at the April 1, 2009 Cortelco acquisition date using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the first and second installments are included in short-term notes payable. The present value of the note payable at July 31, 2011 is approximately $174,000.

The following table represents the present value of projected payouts for notes payable based on current assumptions (in thousands):

Fiscal year ending July 31,
2012	$574
2013	591
2014	443
2015	381
2016	328
Thereafter	1,361

$3,678

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

10.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal year ended
	July 31, 2011	July 31, 2010
Current
Federal	$—	$(20)
State	54	(2)

	54	(22)
Deferred
Federal	—	228
State	—	42

	—	270

	$54	$248

No provision has been made for income taxes which may become payable upon distribution of foreign subsidiary’s earnings since management considers essentially all of these earnings to be permanently invested. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation between the income tax expense recognized in the Company’s consolidated statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income (loss) before income taxes for fiscal years 2011 and 2010 is as follows (in thousands):

	2011	2010
Income tax expense (benefit) at federal statutory rate (35%)	$(470)	$263
State income taxes	35	26
Change in valuation allowance	457	(93)
Other, net	32	52

Total income tax expense	$54	$248

The deferred tax effects of the Company’s principal temporary differences at July 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Allowance for doubtful receivables	$192	$124
Inventories	898	691
Basis difference in property and equipment	(6)	(31)
Intangible assets	—	(346)
Accrued warranty costs	47	134
Accrued expenses and other	87	176
Deferred revenue	(75)	(64)
Net operating loss carry-forwards	10,084	10,086
Valuation allowance	(11,227)	(10,770)

Total deferred tax asset	$—	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; to the extent that it is more likely than not that the deferred tax assets may not be realized, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2011 and 2010.

At July 31, 2011, the Company has federal and state net operating loss carry-forwards of approximately $25,500,000 which expire on various dates through 2029. As a Puerto Rico corporation not doing business in the United States, CSPR is subject to Puerto Rico income taxes but is exempt from U.S. federal income taxes. CSPR has net operating loss carry-forwards totaling $1,409,000 available to offset future taxable income of CSPR expiring at various dates through 2019.

Tax periods for all years after fiscal 2007 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

11.	Stock-Based Compensation

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Stock bonuses and restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2011 and 2010. The Board of Directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the Board of Directors authorized up to an aggregate of 400,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. No grants were made under the 1999 Equity Incentive Plan during fiscal years 2011 and 2010.

During fiscal year 2001, the Board of Directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. No options were issued under this plan during fiscal years 2011 and 2010,

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2011 and 2010, employees purchased 14,716 and 9,318 shares of common stock, respectively, under this plan. In September 2011, employees purchased 6,000 shares under this plan.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Stock Compensation

Stock-based compensation is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized on a straight-line basis over the vesting period. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

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

Total stock-based compensation recognized for the year ended July 31, 2011 and 2010, related to stock options vested, stock grants and ESPP shares issued during the year totaled $8,000 and $4,000, respectively. CSPR recorded approximately $36,000 in compensation expense related to treasury stock issued to employees.

As of July 31, 2011, the Company has no unrecognized compensation costs related to unvested stock options outstanding under the Plans.

Activity in the Company’s stock option plans during fiscal years 2011 and 2010 is as follows:

	2011
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	245,253	131,024	$9.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	57,503	(57,503)	7.46

End of year	302,756	73,521	$10.80

	2010
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	202,914	173,363	$12.46
Granted	—	—	—
Exercised	—	—	—
Cancelled	42,339	(42,339)	22.14

End of year	245,253	131,024	$9.43

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2011 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2011	Weighted Average Exercise Price
$ 0.00 – $5.00	7,388	1.1 years	$3.70	7,388	$3.70
$ 5.01 – $10.00	34,800	4.5 years	7.45	34,800	7.45
$10.01 – $15.00	1,000	.5 years	11.90	1,000	11.90
$15.01 – $20.00	30,333	2.6 years	16.35	30,333	16.35

	73,521	3.3 years	$10.80	73,521	$10.80

Activity in the Company’s nonvested options during fiscal year 2011 is as follows:

	Nonvested Shares	Weighted Average Exercise Price
Beginning Balance	1,407	$0.54
Options granted	—	—
Options vested	(209)	—
Options cancelled	(1,198)	0.54

Ending Balance	—	$—

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2011 was approximately $0. The aggregate intrinsic value of the 209 options which vested during the year ended July 31, 2011 was approximately $1,000.

12.	Related Parties

Cortelco Systems Puerto Rico

Cortelco Systems Puerto Rico (“CSPR”) was a wholly-owned subsidiary of the Company until July 31, 2002, when it was spun off to the shareholders of eOn. Since the spin-off, the Company has not had significant trade activity with CSPR.

The Company acquired 300,100 shares (or 18.89%) of CSPR stock as the result of the acquisition of Cortelco on April 1, 2009. These shares were valued at approximately $111,000 at April 1, 2009 based on the quoted market price of CSPR’s shares at that date. Because David Lee, Chairman of eOn, was a significant shareholder of CSPR, eOn accounted for this investment using the equity method of accounting, and eOn’s proportionate share of CSPR’s earnings or losses, are included in the consolidated statements of operations. The Company’s proportionate share of CSPR’s net income was approximately $61,000 for the period from August 1, 2009 through June 9, 2010, the effective date of the Company establishing a majority ownership in CSPR with the purchase of Mr. Lee’s CSPR shares.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Summarized financial information of CSPR for the referenced period is as follows (in thousands):

June 9, 2010
Assets:
Current assets	$3,368
Property and equipment	133
Other noncurrent assets	—

Total assets	$3,501

Liabilities and stockholders’ equity:
Current liabilities	$2,009

Total liabilities	2,009
Stockholders’ equity	1,492

Total liabilities and stockholders’ equity	$3,501

Period from August 1, 2009 through June 9, 2010
Revenues	$7,224
Cost of revenues	(5,700)

Gross profit	1,524
Expenses	(1,261)

Net income (loss) before taxes	$263

The following represent related party transactions for the period from August 1, 2009 until June 9, 2010 (in thousands):

2010
Receivable from CSPR
Balance at beginning of period	$1
Purchases by CSPR	21
Payments from CSPR	(17)

Balance at end of period	$5

Spark Technologies, Inc.

Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chairman and major shareholder of eOn. Spark charged the Company for facility and related expenses for a shared facility in San Jose, CA. The following represents related party transactions for each of the fiscal years ended July 31 (in thousands):

	2011	2010
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	13	55
Payments to Spark	(13)	(55)

Balance at end of period	$—	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Symbio Investment Corp.

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

At the time of the second investment in Symbio for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring January 1, 2011. In December 2010, the expiration of the put option was extended to January 1, 2013. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio for a per share price of $2.00.

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

In September 2009, Symbio announced a definitive agreement to merge with Flander, a leading mobile and embedded software development company, and Ardites, a leading expert in user experience technologies. The merger was completed in the fourth calendar quarter of 2009 and the merged companies were renamed Symbio SA.

Symbio currently shares office space and personnel with the Company in Cupertino, CA. Symbio contracted to assist eOn in the United States with software development in the fiscal year ended July 31, 2010. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2011	2010
Receivable from Symbio
Balance at beginning of period	$8	$9
Billings and accruals for operating expenses	—	106
Payments received from Symbio	(8)	(107)

Balance at end of period	$—	$8

	2011	2010
Payable to Symbio
Balance at beginning of period	$—	$11
Billings and accruals for engineering services	—	22
Payments to Symbio	—	(33)

Balance at end of period	$—	$—

Symbio-ES Park Business Processing Outsourcing Joint Venture

On August 12, 2008, Hangzhou East Software Park (“Hangzhou”), Symbio and eOn formed Symbio-ESPark Business Processing Outsourcing Joint Venture (the “Joint Venture”) located in Hangzhou, China.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

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

The Company has not had significant trade activity with the Joint Venture in the current fiscal year. The following represents related party transactions for the fiscal year ended July 31, 2010 (in thousands):

Receivable from Hangzhou
Balance at beginning of period	$154
Payments received from Hangzhou	(154)

Balance at end of period	$—

Joint Venture

On October 24, 2008, eOn China invested RMB 400,000 (approximately $58,000) into a joint venture in TaiCang, China. eOn China borrowed RMB 300,000 from an unrelated third party in TaiCang and RMB 100,000 from an employee to make this investment. These borrowings were unsecured and interest free. In November 2008, David Lee purchased this investment from eOn China for $58,000 and took personal ownership of the investment. The proceeds from David Lee were used to repay these borrowings in November 2008. The Company has had no related party activity with the Joint Venture in the year ended July 31, 2011. The following represents related party transactions for the fiscal year ended July 31, 2010 (in thousands):

Balance at beginning of period	$64
Billings for product and services	27
Payments received from TaiCang	(91)

Balance at end of period	$—

13.	Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. The Company charged off inventories of approximately $134,000 and discontinued the China operations in the second fiscal quarter of 2011. In conjunction with exit of operations in China, the Company reversed approximately $107,000 of accumulated foreign currency translation adjustments related to the China operation in the fiscal year ended July 31, 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	July 31, 2011	July 31, 2010
Cash	$—	$182
Accounts receivable	—	12
Accounts receivable—related party	—	8
Inventories	—	135

Total current assets	—	337
Property and equipment, net	—	16

Total assets	$—	$353

Accrued expenses and other	18	201

Total liabilities	$18	$201

Net assets (liabilities)—discontinued operations	$(18)	$152

	For the Years Ended July 31,
	2011	2010
Revenue	$34	$297
Cost of revenue	145	153

Gross profit (loss)	(111)	144

Operating expenses	107	293
Other income	14	(16)

Total expense	121	277

Foreign currency translation adjustment	107	—
Net (loss)	$(125)	$(133)

14.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the Section 401(k) Safe Harbor Profit Sharing Plan and Trust (the “Plan”), a tax-qualified retirement plan. Under the provisions of the Plan, participants may contribute a percentage of their compensation, subject to limitations established by the Internal Revenue Service. The Company contributes 3% of employee compensation to the Plan. Discretionary contributions may be made to the profit sharing portion of the Plan in an amount specified by management annually. The Company maintained the eOn Communications Corporation Profit Sharing Savings Plan, which qualified under Section 401 of the Internal Revenue Code until January 31, 2011, when the assets were merged with the Plan. Company contributions made under both plans during fiscal 2011 and 2010 were $66,000 and $75,000, respectively.

CSPR provides its employees a savings plan. Under the terms of the savings plan, employees may contribute from 1% to 10% of pretax annual compensation not to exceed $9,000. No employer contributions are made to the savings plan.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

15.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its warehouse, office facilities and certain office equipment. Future minimum annual lease payments at July 31, 2011 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

Amount
2012	$103
2013	107
2014	110
2015	116
2016	112
Thereafter	334

Total	$882

Rent expense for operating leases for the years ended July 31, 2011 and 2010 totaled $278,000 and $254,000, respectively.

On August 10, 2009, the Company’s lease for 11,321 sq. ft. of office and warehouse space in Kennesaw, Georgia was cancelled and the Company entered into a new sublease for approximately 2,002 sq. ft. The Company vacated the facility in December 2010.

The Company currently shares office space and personnel with Symbio in Cupertino, California. The Company is not accessed facility rent in exchange for utilization of shared employees.

The Company leases approximately 77,000 sq. ft. of office and warehouse space in Corinth, Mississippi. The lease has monthly rent of approximately $12,000 and expired in December 2010. The Company now leases the property on a month-to-month basis.

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

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $514,000 as of August 31, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and 2010.

16.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco Systems Puerto Rico on June 9, 2010, the Company reported all of its operations as two segments. Segment reporting for activity for the fiscal year ended and balances as of July 31, 2011 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$2,384	$12,008	$9,024	$23,416
Income (loss) from operations	(2,388)	1,299	197	(892)
Loss from discontinued operations	(125)	—	—	(125)
Total assets	2,777	7,476	3,398	13,651
Capital expenditures	4	6	78	88
Allowance for doubtful accounts	287	15	49	351
Depreciation and amortization	161	55	62	278
Asset impairment	916	—	—	916
Income tax expense	—	54	—	54

Segment reporting for activity for the fiscal year ended and balances as of July 31, 2010 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$3,435	$12,126	$1,236	$16,797
Income (loss) from operations	(440)	1,349	72	981
Loss from discontinued operations	(133)	—	—	(133)
Total assets	6,038	6,120	3,447	15,605
Capital expenditures	15	5	25	45
Allowance for doubtful accounts	219	16	—	235
Depreciation and amortization	121	63	8	192
Asset impairment	41	—	—	41
Income tax expense	—	248	—	248

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China (“PRC”) for the fiscal year ended July 31, 2011 was approximately $34,000. During the fiscal year ended July 31, 2010, revenue from discontinued operations in the PRC was approximately $297,000.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2011 and 2010

17.	Significant Fourth Quarter Adjustments

During the fourth quarter of fiscal year ended July 31, 2011, the Company recorded infrequently occurring adjustments to increase the inventory obsolescence reserve and recognize an impairment charge against software development costs totaling $549,000 and $916,000, respectively. The impairment charge is a result of the eConn IP PBX software product not reaching the anticipated level of market acceptance. In addition, the Company identified excess and obsolete inventories resulting in the increase to the inventory obsolescence reserve.

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

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2011 is effective.

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

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, are incorporated herein by reference in response to this item.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended July 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 28, 2011	By	/s/ LEE M. BOWLING
Lee M. Bowling, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES W. HOPPER James W. Hopper	Chief Executive Officer, Director (Principal Executive Officer)	October 28, 2011

/S/ LEE M. BOWLING Lee M. Bowling	Chief Financial Officer (Principal Financial Officer)	October 28, 2011

/S/ ROBERT A. GORDON Robert A. Gordon	Director	October 28, 2011

/S/ W. FRANK KING W. Frank King	Director	October 28, 2011

/S/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 28, 2011

/S/ DAVID S. LEE David S. Lee	Chairman of the Board, Director	October 28, 2011

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger to Acquire Cortelco Systems Holding Corp., incorporated herein by reference to eOn’s Form 8-K dated December 12, 2008

2.2	Stock Purchase Agreement dated June 9, 2010 between eOn Communications Corporation and David S. Lee, incorporated herein by reference to eOn’s Form 8-K dated June 9, 2010

3.1	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999, incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

3.2	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Registration Statement on Form S-1/A (No. 333-77021), filed with the SEC on November 23, 1999

3.3	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Form 8-K dated April 18, 2008

3.3	Amended and Restated Bylaws of eOn, incorporated herein by reference to eOn’s Form 8-K dated December 11, 2007

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1	Form of Indemnity Agreement between eOn and its officers and directors incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of eOn’s Form 10-K/A filed July 19, 2005

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of Horne, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications