Form 10-Q
period 2011-10-31
EON COMMUNICATIONS CORP
filed 2011-12-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1703 Sawyer Road Corinth, MS	38834
(Address of principal executive offices)	(Zip code)

(800) 955-5321

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,870,405 shares of common stock, $0.005 par value, were outstanding as of November 30, 2011.

EON COMMUNICATIONS CORPORATON

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. — Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	October 31,	July 31,
	2011	2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,476	$1,542
Trade accounts receivable, net of allowance of $383 and $351, respectively	5,044	5,175
Inventories	5,912	5,516
Prepaid and other current assets	312	205

Total current assets	12,744	12,438
Property and equipment, net	228	223
Investments	990	990

Total assets	$13,962	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,606	$2,660
Current maturities of notes payable - related party	582	575
Accrued expenses and other	1,714	1,699

Total current liabilities	4,902	4,934

Notes payable - related party, net of current maturities	3,083	3,103

Total liabilities	7,985	8,037

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,009,985 and 3,003,985 shares issued, respectively)	15	15
Additional paid-in capital	56,291	56,281
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(49,423)	(49,769)
Accumulated other comprehensive income	—	5

Total eOn Communications Corp. stockholders’ equity	5,380	5,029
Noncontrolling interest	597	585

Total stockholders’ equity	5,977	5,614

Total liabilities and stockholders’ equity	$13,962	$13,651

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010
REVENUE
Products	$5,025	$4,676
Services	1,205	1,153

Net revenue	6,230	5,829

COST OF REVENUE
Products	3,897	3,517
Services	605	603

Cost of revenue	4,502	4,120

Gross profit	1,728	1,709

OPERATING EXPENSE
Selling, general and administrative	1,275	1,486
Research and development	108	133
Other operating expense (income), net	(9)	33

Total operating expense	1,374	1,652

Income from operations	354	57

OTHER INCOME (EXPENSE)
Interest income (expense), net	12	(158)

Total other income (expense)	12	(158)

Income (loss) before income taxes and discontinued operations	366	(101)

Income tax expense	8	—

Net income (loss) from continuing operations	358	(101)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(181)

Net income (loss)	358	(282)
Less: Net income (loss) attributable to noncontrolling interest	12	(35)

Net income (loss) attributable to common shareholders	$346	$(247)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$346	$(247)
Realized gains on available-for-sale securities	5	—
Foreign currency translation adjustment	—	2

Comprehensive income (loss)	$351	$(245)

Weighted average shares outstanding
Basic	2,868	2,855

Diluted	2,868	2,855

Basic income (loss) per share:
From continuing operations	$0.12	$(0.03)
From discontinued operations	—	(0.06)

Basic income (loss) per share	$0.12	$(0.09)

Diluted income (loss) per share:
From continuing operations	$0.12	$(0.03)
From discontinued operations	—	(0.06)

Diluted income (loss) per share	$0.12	$(0.09)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$358	$(282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1	36
Depreciation and amortization	23	62
Realized gain on available-for-sale securities	(5)	—
Provision for doubtful trade accounts receivable	11	—
Loss on disposal of property and equipment	—	2
Imputed interest expense (benefit) on notes payable	(13)	159
Changes in net assets and liabilities:
Trade accounts receivable	120	305
Trade accounts receivable/payable - related party	—	8
Inventories	(396)	319
Prepaid and other assets	(107)	(59)
Trade accounts payable	(54)	(512)
Accrued expenses and other	15	(55)

Net cash used in operating activities	(47)	(17)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28)	(20)
Capitalized software development costs	—	(157)

Net cash used in investing activities	(28)	(177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(403)
Proceeds from employee stock purchase plan	9	10

Net cash provided by (used in) financing activities	9	(393)

Effect of exchange rate changes on cash	—	(3)

Net decrease in cash and cash equivalents	(66)	(590)
Cash and cash equivalents, beginning of period	1,542	4,108

Cash and cash equivalents, end of period	$1,476	$3,518

Supplemental cash flow information:
Interest paid	$—	$162

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2011 and 2010

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2011, and for all periods presented.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2011 and 2010 and for each of the two years in the period ended July 31, 2011, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of October 31, 2011, the carrying value of the Company’s investment in Symbio Investment Corporation (“Symbio”) was $990,000. Symbio is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA. The Company believes, based on recent stock issuances by Symbio SA, that the fair value of the Company’s investment in Symbio may be less than the Company’s cost. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio at October 31, 2011. Based on the Company’s evaluation of the near-term prospects of Symbio and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at October 31, 2011.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the three months ended October 31, 2011 (in thousands):

Beginning fair value — August 1, 2011	$3,504
Imputed interest	129
Change in estimates	(144)

Interest benefit	(15)
Payments	—

Ending fair value—October 31, 2011	$3,489

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at October 31, 2011.

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

In accordance with ASC Topic 360, Property, Plant, Equipment, management of the Company evaluates the carrying value of the process technology and software development costs annually or when a possible impairment is indicated. Subsequent to the general release of the eConn IP PBX software to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Based on its evaluation, management recorded an impairment charge of approximately $916,000 against the software in the fourth quarter of fiscal 2011.

Recently Issued and Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. These new standards will be effective for the Company beginning in the third quarter of fiscal 2012. As this update impacts presentation only, its adoption will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income – an update to ASC 220, Comprehensive Income. ASU 2011-05 requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. In addition, ASU 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and interim periods thereafter. As this update impacts presentation only, its adoption will not have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the October 31, 2011 condensed consolidated financial statement presentation.

2. Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the three months ended October 31, 2011, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the quarter ended October 31, 2010. The stock, valued at $36,000, is recorded as expense in the three months ended October 31, 2010.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the three months ended October 31, 2011, employees purchased 6,000 shares under the plan.

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

Stock-based compensation of $1,000 and $36,000 was recognized for the three months ended October 31, 2011 and 2010, respectively. As of October 31, 2011, the Company has no unrecognized compensation costs related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2011 is as follows:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
Options at August 1, 2011	302,756	73,521	$10.80
Granted	—	—	—
Exercised	—	—	—
Cancelled	1,388	(1,388)	2.65

Options at October 31, 2011	304,144	72,133	$10.96

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2011 is summarized as follows:

		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at October 31	Contractual	Exercise	at October 31	Exercise
Range of Exercise Prices	2011	Term	Price	2011	Price
$ 0.00 — $ 5.00	6,000	1.1 years	$3.94	6,000	$3.94
$ 5.01 — $10.00	34,800	4.2 years	7.45	34,800	7.45
$10.01 — $15.00	1,000	.3 years	11.90	1,000	11.90
$15.01 — $25.00	30,333	2.3 years	16.35	30,333	16.35

	72,133	3.0 years	$10.96	72,133	$10.96

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2011 was $0. All options outstanding were fully vested as of October 31, 2011. During the three months ended October 31, 2011, no options to purchase common stock were exercised.

3. Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts
Millennium PBX System	Individual sale
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale
Cortelco Products	Individual sale
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing		Individual sale

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

Revenues from our products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (i) upon shipment for equipment and software, (ii) as work is performed for professional services, and (iii) in equal periodic amounts over the term of the contract for software and hardware maintenance.

4. Related Parties

Symbio Investment Corp.

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 3% of Symbio. Symbio is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA, a provider of software development, testing, and globalization outsourcing services to multinational companies. Symbio is a privately held entity and the Company accounts for its investment by the cost method.

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

The Company has not had significant trade activity with the Symbio in the current or preceding fiscal year.

5. Inventories

Inventories consist of the following (in thousands):

	October 31,	July 31,
	2011	2011
Raw materials and purchased components	$1,834	$1,612
Finished goods	6,288	6,088

Total	8,122	7,700
Obsolescence reserve	(2,210)	(2,184)

Inventories	$5,912	$5,516

6. Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,489,000 at October 31, 2011 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $15,000 of interest benefit during the three months ended October 31, 2011 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the first and second installments are included in short-term notes payable. The present value of the note payable at October 31, 2011 is approximately $176,000.

7. Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$185	$196
Warranty cost incurred	(18)	(81)
Accrued warranty cost	19	73

Ending balance	$186	$188

8. Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2011 (in thousands, excluding share data):

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at August 1, 2011	3,003,985	$15	$56,281	(139,580)	$(1,503)	$(49,769)	$5	$585	$5,614
Stock based compensation expense, stock options and ESPP	6,000	—	10						10
Comprehensive income :
Other comprehensive income							(5)		(5)
Net income	—	—	—	—	—	346	—	12	358

Comprehensive income	—	—	—	—	—			—	353

Balance at October 31, 2011	3,009,985	$15	$56,291	(139,580)	$(1,503)	$(49,423)	$—	$597	$5,977

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

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	$00000	$00000
	October 31,	July 31,
	2011	2011
Total assets	$—	$—

Accrued expenses and other	18	18

Total liabilities	$18	$18

Net liabilities - discontinued operations	$(18)	$(18)

	$00000	$00000
	Three Months Ended
	October 31,
	2011	2010
Revenue	$—	$34
Cost of revenue	—	130

Gross profit	—	(96)

Operating expenses	—	85

Net loss	$—	$(181)

10. Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2011, four customers accounted for approximately 47% of total accounts receivable and individually 15%, 13%, 11% and 8% of the total accounts receivable. At October 31, 2010, four customers accounted for approximately 39% of total accounts receivable and individually 11%, 11%, 9% and 8% of the total accounts receivable. For the three months ended October 31, 2011, four customers accounted for approximately 49% of total revenue and individually 17%, 14%, 13%, and 5% of total revenue. For the three months ended October 31, 2010, four customers accounted for approximately 39% of total revenue and individually 17%, 9%, 8% and 5% of total revenue.

(b)	Commitments

At October 31, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,020,000.

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR and expires December 15, 2011. Cortelco is currently negotiating the renewal of the line of credit.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of October 31, 2011, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $518,000 as of November 28, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and October 31, 2011.

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

Segment reporting for activity as of and for the three months ended October 31, 2011 follows (in thousands):

	$00000000	$00000000	$00000000	$00000000
	Communications
	Systems and Services	Telephony Products	Puerto Rico	Total
	3 Months	3 Months	3 Months	3 Months
Revenue	$375	$3,851	$2,004	$6,230
Net (loss) income from operations	(167)	495	26	354
Total assets	2,566	7,966	3,430	13,962
Capital expenditures	—	18	10	28
Allowance for doubtful accounts	307	16	60	383
Depreciation and amortization	2	7	14	23

Segment reporting for activity as of and for the three months ended October 31, 2010 follows (in thousands):

	$00000000	$00000000	$00000000	$00000000
	Communications
	Systems and Services	Telephony Products	Puerto Rico	Total
	3 Months	3 Months	3 Months	3 Months
Revenue	$765	$3,157	$1,907	$5,829
Net (loss) income from operations	(219)	351	(75)	57
Total assets	3,106	8,389	3,065	14,560
Capital expenditures	4	1	15	20
Capitalized software development	157	—	—	157
Allowance for doubtful accounts	219	16	—	235
Depreciation and amortization	32	14	16	62

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China for the three months ended October 31, 2010 was approximately $34,000. Substantially all of the Company’s assets are located in the United States.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

eOn Communications Corporation (“eOn” or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use technologies to communicate more effectively. eOn’s offerings are built on reliable open architectures that enable easy adoption of technologies, such as Voice over Internet Protocol (VoIP) and concepts such as Service Oriented Architecture (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or advanced contact center technologies, eOn delivers proven, IP-ready products that improve business performance.

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

CSPR’s core business includes the design, implementation and maintenance of solutions in the area of voice, data center and security. CSPR’s other lines of business include the reselling of telephone lines, internet access, disaster recovery, business continuity and private cloud computing solutions. CSPR has partnered with strategic suppliers and utilizes a direct sales force to sell its services and products, most of which are installed by CSPR technicians.

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings after closing and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of October 31, 2011, the Company has made payments of approximately $2,786,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of CSPR from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The consideration for the CSPR shares consists of (i) 90,959 Company shares of stock, issued to Mr. Lee effective June 9, 2010, (ii) a cash payment of $185,511.34, payable in three annual installments, with the initial installment due on June 9, 2011, (iii) and the right to share in sales proceeds received by the Company if the Company sells the CSPR shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. The number of eOn shares issued to Mr. Lee was calculated based on the average closing price of eOn Shares for thirty (30) trading days ending on June 8, 2010. The Company has the right to require Mr. Lee to repurchase the CSPR shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014. The purchase, combined with shares already owned by the Company, establishes eOn Communications as the majority shareholder of CSPR.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Results of Operations

For the Three Months Ended October 31, 2011 compared to the Three Months Ended October 31, 2010

Net Revenue

Net revenue increased by approximately 7% to $6,230,000 for the three months ended October 31, 2011 compared to $5,829,000 for the same period of the previous year. The increase was attributable to increased revenues of approximately $694,000 in the Cortelco product line and $97,000 in the CSPR product line compared to the same period of the previous year. The increase is partially offset by revenue declines in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 1% to $1,728,000 for the three months ended October 31, 2011 from $1,709,000 for the same period of the previous year. Increases in Cortelco, CSPR and

Millennium gross profit was partially offset by a decline in eQueue gross profit for the three months ended October 31, 2011 when compared to the same period of the previous year. The cost of revenue in the previous year included approximately $15,000 in amortization of eConn IP-PBX software costs. There was no software amortization in the three months ended October 31, 2011. Gross profit percent decreased to approximately 28% for the three months ended October 31, 2011 compared with gross profit percent of approximately 29% for the same period of the previous year, primarily the result of product mix. The gross profit percentage on Cortelco and CSPR revenue is significantly less than the historical margins for both the Millennium and eQueue products.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 14% to $1,275,000 for the three months ended October 31, 2011, from $1,486,000 for the same period of the previous year. The decrease is primarily due to declines in subcontract, salaries and related expenses, travel and facility expenses when compared to the same period of the previous year. Prior period expenses include approximately $11,000 of amortization related to technology that was fully amortized in fiscal 2011.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 19% to $108,000 for the three months ended October 31, 2011 from $133,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the three months ended October 31, 2010, the Company capitalized approximately $156,000 of software development. There was no capitalized software development in the same period of the current year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other income was $9,000 for the three months ended October 31, 2011 compared to expense of $33,000 for the same period of the previous year. Other income for the current year includes proceeds from scrap sales of approximately $19,000.

Interest Income (Expense), net

Interest benefit was $12,000 for the three months ended October 31, 2011 compared to interest expense of $158,000 for the same period of the previous year. Interest benefit in the current period includes $15,000 of imputed interest income on the Cortelco Note, of which approximately $144,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the three months ended October 31, 2011 and 2010 totaled $8,000 and $0, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2011, the Company had cash and cash equivalents of $1,476,000 and working capital of $7,842,000.

Our operating activities resulted in a net cash outflow of $47,000 for the three months ended October 31, 2011 compared to a net cash outflow of $17,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects net income (adjusted for non-cash items), higher inventories and other prepaid assets partially offset by lower trade accounts receivable. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and lower accounts payable partially offset by lower inventories and trade accounts receivable.

Our investing activities resulted in a net cash outflow of $28,000 for the three months ended October 31, 2011 compared to a net cash outflow of $177,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2011 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $157,000, and purchases of property and equipment.

Our financing activities resulted in a cash inflow of $9,000 for the three months ended October 31, 2011 compared to a cash outflow of $393,000 for the same period of the previous year. Cash provided by financing activities in the current period reflects purchases under the Employee Stock Purchase Plan. Cash used in financing activities in prior period reflect payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2011; resulting in an accumulated deficit of $49,769,000 at that date. During the three months ended October 31, 2011, cash and cash equivalents decreased to $1,476,000 from $1,542,000 at July 31, 2011, primarily as a result of funding operations.

The Company had income from continuing operations of $358,000 for the three months ended October 31, 2011 versus net loss from continuing operations of $101,000 for the same period in the prior year. As of October 31, 2011, the Company had $1,476,000 in cash and cash equivalents available to fund operations, of which $6,000 was held in international bank accounts.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR and expires December 15, 2011. Cortelco is currently negotiating the renewal of the line of credit. CSPR has a $500,000 revolving line of credit, none of which was drawn on as of October 31, 2011, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Discontinued Operations

The Company has evaluated its wholly-owned subsidiary in China and determined that the operation has not provided a strategic benefit to the Company. In conjunction with exit of operations in China, the Company recorded inventory reserve provisions of approximately $134,000 in the fiscal year ended July 31, 2011. The Company discontinued support of the China operations in the second fiscal quarter of 2011. Consequently, current and prior period financial activity and balances are reported as discontinued operations.

Net Income (Loss)

Net income was $346,000 for the three months ended October 31, 2011 compared to a net loss was $247,000 for the three month period in the previous year due to fluctuations in gross margins and expenses explained above.

Reported net income for the current period has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net loss and loss per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

Three Months Ended
October 31, 2011
Net income reported	$346
Imputed interest (benefit) on notes payable	(15)

Net income less imputed interest	$331

Net income per common share as reported	$0.12
Interest imputed	(0.01)

Net income (loss) per common share less imputed interest	$0.11

Weighted average shares outstanding—basic	2,868

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2011, four customers accounted for approximately 47% of total accounts receivable and individually 15%, 13%, 11% and 8% of the total accounts receivable. At October 31, 2010, four customers accounted for approximately 39% of total accounts receivable and individually 11%, 11%, 9% and 8% of the total accounts receivable. For the three months ended October 31, 2011, four customers accounted for approximately 49% of total revenue and individually 17%, 14%, 13%, and 5% of total revenue. For the three months ended October 31, 2010, four customers accounted for approximately 39% of total revenue and individually 17%, 9%, 8% and 5% of total revenue.

(b)	Commitments

At October 31, 2011, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,020,000.

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR and expires December 15, 2011. Cortelco is currently negotiating the renewal of the line of credit.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of October 31, 2011, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 ($518,000 as of November 28, 2011, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and October 31, 2011.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 4. — Controls and Procedures.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. — Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Reserved.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

(A) Exhibits.

Exhibit No.	Description

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: December 13, 2011	/s/ Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)