Form 10-Q
period 2012-01-31
EON COMMUNICATIONS CORP
filed 2012-03-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012.

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

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,870,405 shares of common stock, $0.005 par value, were outstanding as of February 29, 2012.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2012

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets at January 31, 2012 (unaudited) and July 31, 2011	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended January 31, 2012 and 2011 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2012 and 2011 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	January 31,	July 31,
	2012	2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,988	$1,542
Trade accounts receivable, net of allowance of $383 and $351, respectively	4,681	5,175
Inventories	5,243	5,516
Prepaid and other current assets	267	205

Total current assets	12,179	12,438

Property and equipment, net	248	223
Investments	990	990

Total assets	$13,417	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,046	$2,660
Current maturities of notes payable - related party	793	575
Accrued expenses and other	1,559	1,699

Total current liabilities	4,398	4,934

Notes payable - related party, net of current maturities	2,966	3,103

Total liabilities	7,364	8,037

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,009,985 and 3,003,985 shares issued, respectively)	15	15
Additional paid-in capital	56,293	56,281
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(49,418)	(49,769)
Accumulated other comprehensive income	—	5

Total eOn Communications Corp. stockholders’ equity	5,387	5,029
Noncontrolling interest	666	585

Total stockholders’ equity	6,053	5,614

Total liabilities and stockholders’ equity	$13,417	$13,651

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
REVENUE
Products	$4,707	$4,467	$9,732	$9,143
Services	966	1,254	2,171	2,407

Net revenue	5,673	5,721	11,903	11,550

COST OF REVENUE
Products	3,705	3,441	7,602	6,958
Services	357	607	962	1,210

Cost of revenue	4,062	4,048	8,564	8,168

Gross profit	1,611	1,673	3,339	3,382

OPERATING EXPENSE
Selling, general and administrative	1,337	1,506	2,612	2,992
Research and development	104	137	212	270
Other operating expense (income), net	(8)	(13)	(17)	20

Total operating expense	1,433	1,630	2,807	3,282

Income from operations	178	43	532	100

Interest expense, net	(94)	(136)	(82)	(294)

Income (loss) before income taxes and discontinued operations	84	(93)	450	(194)

Income tax expense	10	—	18	—

Net income (loss) from continuing operations	74	(93)	432	(194)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(51)	—	(232)

Net income (loss)	74	(144)	432	(426)
Less: Net income attributable to noncontrolling interest	69	61	81	26

Net income (loss) attributable to common shareholders	$5	$(205)	$351	$(452)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5	$(205)	$351	$(452)
Realized gains on available-for-sale securities	—	—	5	—
Foreign currency translation adjustment	—	—	—	2

Comprehensive income (loss)	$5	$(205)	$356	$(450)

Weighted average shares outstanding
Basic	2,870	2,858	2,869	2,857

Diluted	2,870	2,858	2,869	2,857

Basic income (loss) per share:
From continuing operations	$—	$(0.05)	$0.12	$(0.08)
From discontinued operations	—	(0.02)	—	(0.08)

Basic income (loss) per share	$—	$(0.07)	$0.12	$(0.16)

Diluted income (loss) per share:
From continuing operations	$—	$(0.05)	$0.12	$(0.08)
From discontinued operations	—	(0.02)	—	(0.08)

Diluted income (loss) per share	$—	$(0.07)	$0.12	$(0.16)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$432	$(426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3	36
Depreciation and amortization	48	150
Realized gain on available-for-sale securities	(5)	—
Provision for doubtful trade accounts receivable	11	26
Loss on disposal of property and equipment	—	14
Imputed interest expense on notes payable	81	295
Changes in net assets and liabilities:
Trade accounts receivable	483	(429)
Trade accounts receivable/payable - related party	—	8
Inventories	273	(635)
Prepaid and other assets	(62)	(32)
Trade accounts payable	(614)	127
Accrued expenses and other	(140)	(229)

Net cash provided by (used in) operating activities	510	(1,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73)	(44)
Capitalized software development costs	—	(207)

Net cash used in investing activities	(73)	(251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(860)
Proceeds from employee stock purchase plan	9	10

Net cash provided by (used in) financing activities	9	(850)

Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	446	(2,194)
Cash and cash equivalents, beginning of period	1,542	4,108

Cash and cash equivalents, end of period	$1,988	$1,914

Supplemental cash flow information:
Interest paid	$—	$310

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended January 31, 2012 and 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2012, and for all periods presented.

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

As of January 31, 2012, the carrying value of the Company’s investment in Symbio Investment Corporation (“Symbio”) was $990,000. Symbio is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA. The Company believes, based on recent stock issuances by Symbio SA, that the fair value of the Company’s investment in Symbio may be less than the Company’s cost. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio at January 31, 2012. Based on the Company’s evaluation of the near-term prospects of Symbio and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at January 31, 2012.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the six months ended January 31, 2012 (in thousands):

Beginning fair value - August 1, 2011	$3,504

Imputed interest	257
Change in estimates	(180)

Interest expense	77
Payments	—

Ending fair value - January 31, 2012	$3,581

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at January 31, 2012.

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

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the January 31, 2012 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the six months ended January 31, 2012, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the six months ended January 31, 2011. The stock, valued at $36,000, is recorded as expense in the six months ended January 31, 2011.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the six months ended January 31, 2012, employees purchased 6,000 shares under the plan.

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

Stock-based compensation of $3,000 and $36,000 was recognized for the six months ended January 31, 2012 and 2011, respectively. As of January 31, 2012, the Company has no unrecognized compensation costs related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2011 is as follows:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
Options at August 1, 2011	302,756	73,521	$10.80
Granted	—	—	—
Exercised	—	—	—
Cancelled	1,588	(1,588)	2.76

Options at January 31, 2012	304,344	71,933	$10.98

Information regarding the stock options outstanding under the Company’s stock option plans at January 31, 2012 is summarized as follows:

		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at January 31	Contractual	Exercise	at January 31	Exercise
Range of Exercise Prices	2012	Term	Price	2012	Price
$ 0.00 — $ 5.00	5,800	.9 years	$3.95	5,800	$3.95
$ 5.01 — $10.00	34,800	4.0 years	7.45	34,800	7.45
$10.01 — $15.00	1,000	.0 years	11.90	1,000	11.90
$15.01 — $25.00	30,333	2.1 years	16.35	30,333	16.35

	71,933	2.9 years	$10.98	71,933	$10.98

The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2012 was $0. All options outstanding were fully vested as of January 31, 2012. During the six months ended January 31, 2012, no options to purchase common stock were exercised.

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

The Company has not had significant trade activity with Symbio in the current or preceding fiscal year.

5.	Inventories

Inventories consist of the following (in thousands):

	January 31,	July 31,
	2012	2011
Raw materials and purchased components	$1,394	$1,612
Finished goods	5,982	6,088

Total	7,376	7,700
Obsolescence reserve	(2,133)	(2,184)

Inventories	$5,243	$5,516

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,581,000 at January 31, 2012 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $92,000 and $77,000 of interest expense during the three and six months ended January 31, 2012 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the first and second installments are included in short-term notes payable. The present value of the note payable at January 31, 2012 is approximately $178,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$185	$222
Warranty cost incurred	(53)	(91)
Accrued warranty cost	54	76

Ending balance	$186	$207

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the six months ended January 31, 2012 (in thousands, excluding share data):

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at August 1, 2011	3,003,985	$15	$56,281	(139,580)	$(1,503)	$(49,769)	$5	$585	$5,614
Stock based compensation expense, stock options and ESPP	6,000	—	12						12
Comprehensive income :
Other comprehensive income							(5)		(5)
Net income	—	—	—	—	—	351	—	81	432

Comprehensive income	—	—	—	—	—			—	427

Balance at January 31, 2012	3,009,985	$15	$56,293	(139,580)	$(1,503)	$(49,418)	$—	$666	$6,053

9.	Discontinued Operations

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

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	January 31,	July 31,
	2012	2011
Total assets	$—	$—

Accrued expenses and other	18	18

Total liabilities	$18	$18

Net liabilities - discontinued operations	$(18)	$(18)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$34
Cost of revenue	—	15	—	145

Gross profit	—	(15)	—	(111)
Operating expenses	—	22	—	107
Other expense		14		14

Total expense	—	36	—	121

Net loss	$—	$(51)	$—	$(232)

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2012, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 9%, 8%, 6%, and 6% of the total accounts receivable. At January 31, 2011, four customers accounted for approximately 34% of total accounts receivable and individually 11%, 10%, 7%, and 6% of the total accounts receivable. For the six months ended January 31, 2012, four customers accounted for approximately 45% of total revenue and individually 16%, 13%, 11%, and 5% of total revenue. For the six months ended January 31, 2011, five customers accounted for approximately 40% of total revenue and individually 13%, 9%, 8%, 5%, and 5% of total revenue.

(b)	Commitments

At January 31, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,326,000.

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2012. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of January 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and January 31, 2012.

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

Segment reporting for activity as of and for the three and six months ended January 31, 2012 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$531	$906	$2,982	$6,833	$2,160	$4,164	$5,673	$11,903
Net (loss) income from operations	(170)	(337)	204	699	144	170	178	532
Total assets	—	2,322	—	7,981	—	3,114	—	13,417
Capital expenditures	—	—	18	18	45	55	63	73
Allowance for doubtful accounts	—	307	—	16	—	60	—	383
Depreciation and amortization	2	3	7	14	17	31	26	48

Segment reporting for activity as of and for the three and six months ended January 31, 2011 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$553	$1,318	$2,799	$5,956	$2,369	$4,276	$5,721	$11,550
Net (loss) income from operations	(386)	(605)	296	647	133	58	43	100
Total assets	—	1,955	—	9,106	—	3,499	—	14,560
Capital expenditures	—	4	5	6	19	34	24	44
Capitalized software development	50	207	—	—	—	—	50	207
Allowance for doubtful accounts	—	217	—	16	—	25	—	258
Depreciation and amortization	58	90	15	29	15	31	88	150

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China for the six months ended January 31, 2011 was approximately $34,000. Substantially all of the Company’s assets are located in the United States.

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of January 31, 2012, the Company has made payments of approximately $2,786,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended January 31, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Results of Operations

For the Three Months Ended January 31, 2012 compared to the Three Months Ended January 31, 2011

Net Revenue

Net revenue decreased by approximately 1% to $5,673,000 for the three months ended January 31, 2012 compared to $5,721,000 for the same period of the previous year. The decrease was primarily attributable to decreased revenues of approximately $292,000 in the Company’s eQueue and CSPR product lines. The decrease is partially offset by revenue increases of approximately $244,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 4% to $1,611,000 for the three months ended January 31, 2012 from $1,673,000 for the same period of the previous year. Declines in eQueue, CSPR and Cortelco gross profits were partially offset by an increase in the Millennium product line gross profit for the three month period ended January 31, 2012 when compared to the same period of the previous year. The cost of revenue in the previous year included approximately $46,000 in amortization of eConn IP-PBX software costs. There was no software amortization in the three months ended January 31, 2012. Gross profit percent decreased to approximately 28% for the three months ended January 31, 2012 compared with gross profit percent of approximately 29% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 11% to $1,337,000 for the three months ended January 31, 2012, from $1,506,000 for the same period of the previous year. The decrease is primarily due to declines in subcontract, professional fees and facility expenses when compared to the same period of the previous year. Prior period expenses include approximately $11,000 of amortization related to technology that was fully amortized in fiscal 2011.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 24% to $104,000 for the three months ended January 31, 2012 from $137,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the three months ended January 31, 2011, the Company capitalized approximately $51,000 of software development. There was no capitalized software development in the same period of the current year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other income was $8,000 for the three months ended January 31, 2012 compared to expense of $13,000 for the same period of the previous year. Other income for the current year includes proceeds from scrap sales of approximately $12,000.

Interest Expense, net

Interest expense was $94,000 for the three months ended January 31, 2012 compared to interest expense of $136,000 for the same period of the previous year. Interest expense in the current period includes $92,000 of imputed interest expense on the Cortelco Note, of which approximately $36,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the three months ended January 31, 2012 and 2011 totaled $10,000 and $0, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2012.

For the Six Months Ended January 31, 2012 compared to the Six Months Ended January 31, 2011

Net Revenue

Net revenue increased by approximately 3% to $11,903,000 for the six months ended January 31, 2012 compared to $11,550,000 for the same period of the previous year. The increase was attributable to increased revenues of approximately $877,000 in the Cortelco product line compared to the same period of the previous year. The increase is partially offset by revenue declines of $524,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 1% to $3,339,000 for the six months ended January 31, 2012 from $3,382,000 for the same period of the previous year. Increases in Cortelco, CSPR and Millennium gross profit was partially offset by a decline in eQueue gross profit for the six months ended January 31, 2012 when compared to the same period of the previous year. The cost of revenue in the previous year included approximately $61,000 in amortization of eConn IP-PBX software costs. There was no software amortization in the six months ended January 31, 2012. Gross profit percent decreased to approximately 28% for the six months ended January 31, 2012 compared with gross profit percent of approximately 29% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 13% to $2,612,000 for the six months ended January 31, 2012, from $2,992,000 for the same period of the previous year. The decrease is primarily due to declines in subcontract, salaries and related expenses, travel and facility expenses when compared to the same period of the previous year. Prior period expenses include approximately $21,000 of amortization related to technology that was fully amortized in fiscal 2011.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 21% to $212,000 for the six months ended January 31, 2012 from $270,000 for the same period of the previous year. Research and development expense for the current period reflects reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the six months ended January 31, 2011, the Company capitalized approximately $207,000 of software development. There was no capitalized software development in the same period of the current year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other income was $17,000 for the six months ended January 31, 2012 compared to expense of $20,000 for the same period of the previous year. Other income for the current year includes proceeds from scrap sales of approximately $31.000.

Interest Expense, net

Interest expense was $82,000 for the six months ended January 31, 2012 compared to interest expense of $294,000 for the same period of the previous year. Interest expense in the current period includes $77,000 of imputed interest expense on the Cortelco Note, of which approximately $180,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the six months ended January 31, 2012 and 2011 totaled $18,000 and $0, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2012, the Company had cash and cash equivalents of $1,988,000 and working capital of $7,781,000.

Our operating activities resulted in a net cash inflow of $510,000 for the six months ended January 31, 2012 compared to a net cash outflow of $1,095,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items), lower accounts receivable and inventories partially offset by lower trade accounts payable and accrued expenses. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher inventories and accounts receivable and lower accrued expenses partially offset by higher accounts payable.

Our investing activities resulted in a net cash outflow of $73,000 for the six months ended January 31, 2012 compared to a net cash outflow of $251,000 for the same period of the previous year. Cash used in investing activities for the six months ended January 31, 2012 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $207,000, and purchases of property and equipment.

Our financing activities resulted in a cash inflow of $9,000 for the six months ended January 31, 2012 compared to a cash outflow of $850,000 for the same period of the previous year. Cash provided by financing activities in the current period reflects purchases under the Employee Stock Purchase Plan. Cash used in financing activities in prior period reflect payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2011, resulting in an accumulated deficit of $49,769,000 at that date. During the six months ended January 31, 2012, cash and cash equivalents increased to $1,988,000 from $1,542,000 at July 31, 2011, primarily as a result of collections of accounts receivable and reductions in inventories.

The Company had income from continuing operations of $432,000 for the six months ended January 31, 2012 versus net loss from continuing operations of $194,000 for the same period in the prior year. As of January 31, 2012, the Company had $1,988,000 in cash and cash equivalents available to fund operations, of which $8,000 was held in international bank accounts.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2012. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $500,000 revolving line of credit, none of which was drawn on as of January 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net income was $5,000 and $351,000 for the three and six months ended January 31, 2012 compared to a net loss of $205,000 and $452,000 for the three and six month periods in the previous year due to fluctuations in gross margins and expenses explained above.

Reported net income for the current period has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net income and income per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

	Three Months Ended	Six Months Ended
	January 31, 2012	January 31, 2012
Net income reported	$5	$351
Imputed interest on notes payable	77	62

Net income less imputed interest	$82	$413

Net income per common share as reported	$—	$0.12
Interest imputed	0.03	0.02

Net income per common share less imputed interest	$0.03	$0.14

Weighted average shares outstanding - basic	2,870	2,869

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2012, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 9%, 8%, 6%, and 6% of the total accounts receivable. At January 31, 2011, four customers accounted for approximately 34% of total accounts receivable and individually 11%, 10%, 7%, and 6% of the total accounts receivable. For the six months ended January 31, 2012, four customers accounted for approximately 45% of total revenue and individually 16%, 13%, 11%, and 5% of total revenue. For the six months ended January 31, 2011, five customers accounted for approximately 40% of total revenue and individually 13%, 9%, 8%, 5%, and 5% of total revenue.

(b)	Commitments

At January 31, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,326,000.

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2012. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of January 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 ($522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and January 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 1A. – Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

(A) Exhibits.

Exhibit No.	Description

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: March 13, 2012	/s/ Lee M. Bowling
Lee M. Bowling
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)