Form 10-Q
period 2012-04-30
EON COMMUNICATIONS CORP
filed 2012-06-12
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012.

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

2,877,178 shares of common stock, $0.005 par value, were outstanding as of June 1, 2012.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2012

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at April 30, 2012 (unaudited) and July 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended April 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	April 30, 2012	July 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,418	$1,542
Trade accounts receivable, net of allowance of $375 and $351, respectively	3,705	5,175
Inventories	4,844	5,516
Prepaid and other current assets	309	205

Total current assets	11,276	12,438
Property and equipment, net	309	223
Investments	990	990

Total assets	$12,575	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,482	$2,660
Current maturities of notes payable - related party	701	575
Accrued expenses and other	1,522	1,699

Total current liabilities	3,705	4,934
Notes payable - related party, net of current maturities	2,910	3,103

Total liabilities	6,615	8,037

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,016,758 and 3,003,985 shares issued, respectively)	15	15
Additional paid-in capital	56,304	56,281
Treasury stock, at cost (139,580 shares)	(1,503)	(1,503)
Accumulated deficit	(49,465)	(49,769)
Accumulated other comprehensive income	—	5

Total eOn Communications Corp. stockholders’ equity	5,351	5,029
Noncontrolling interest	609	585

Total stockholders’ equity	5,960	5,614

Total liabilities and stockholders’ equity	$12,575	$13,651

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
REVENUE
Products	$3,922	$4,269	$13,654	$13,412
Services	1,039	1,292	3,210	3,699

Net revenue	4,961	5,561	16,864	17,111

COST OF REVENUE
Products	3,182	3,134	10,784	10,107
Services	522	733	1,484	1,943

Cost of revenue	3,704	3,867	12,268	12,050

Gross profit	1,257	1,694	4,596	5,061
OPERATING EXPENSE
Selling, general and administrative	1,193	1,391	3,805	4,405
Research and development	149	121	361	391
Other operating expense (income), net	3	(15)	(14)	19

Total operating expense	1,345	1,497	4,152	4,815

Income (loss) from operations	(88)	197	444	246
Interest expense (income), net	20	(56)	102	238

Income (loss) before income taxes and discontinued operations	(108)	253	342	8
Income tax expense (benefit)	(4)	24	14	24

Net income (loss) from continuing operations	(104)	229	328	(16)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(51)	—	(232)

Net income (loss)	(104)	178	328	(248)
Less: Net income (loss) attributable to noncontrolling interest	(57)	47	24	73

Net income (loss) attributable to common shareholders	$(47)	$131	$304	$(321)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(47)	$131	$304	$(321)
Realized gains on available-for-sale securities	—	—	5	—
Foreign currency translation adjustment	—	—	—	2

Comprehensive income (loss)	$(47)	$131	$309	$(319)

Weighted average shares outstanding
Basic	2,874	2,862	2,871	2,859

Diluted	2,874	2,864	2,871	2,859

Basic income (loss) per share:
From continuing operations	$(0.02)	$0.07	$0.11	$(0.03)
From discontinued operations	—	(0.02)	—	(0.08)

Basic income (loss) per share	$(0.02)	$0.05	$0.11	$(0.11)

Diluted income (loss) per share:
From continuing operations	$(0.02)	$0.07	$0.11	$(0.03)
From discontinued operations	—	(0.02)	—	(0.08)

Diluted income (loss) per share	$(0.02)	$0.05	$0.11	$(0.11)

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$328	$(248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3	36
Depreciation and amortization	77	235
Realized gain on available-for-sale securities	(5)	—
Provision for doubtful trade accounts receivable	3	107
Loss on disposal of property and equipment	—	14
Imputed interest expense on notes payable	101	239
Changes in net assets and liabilities:
Trade accounts receivable	1,467	21
Trade accounts receivable/payable - related party	—	8
Inventories	672	(850)
Prepaid and other assets	(104)	(59)
Trade accounts payable	(1,178)	(180)
Accrued expenses and other	(177)	(459)

Net cash provided by (used in) operating activities	1,187	(1,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163)	(68)
Capitalized software development costs	—	(218)

Net cash used in investing activities	(163)	(286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(168)	(860)
Proceeds from employee stock purchase plan	20	19

Net cash provided by (used in) financing activities	(148)	(841)

Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	876	(2,261)
Cash and cash equivalents, beginning of period	1,542	4,108

Cash and cash equivalents, end of period	$2,418	$1,847

Supplemental cash flow information:
Interest paid	$168	$310

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended April 30, 2012 and 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2012, and for all periods presented.

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

As of April 30, 2012, the carrying value of the Company’s investment in Symbio Investment Corporation (“Symbio”) was $990,000. Symbio is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA. The Company believes, based on recent stock issuances by Symbio SA, that the fair value of the Company’s investment in Symbio may be less than the Company’s cost. There are no quoted market prices for the Company’s investment in Symbio, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio at April 30, 2012. Based on the Company’s evaluation of the near-term prospects of Symbio and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at April 30, 2012.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the nine months ended April 30, 2012 (in thousands):

Beginning fair value - August 1, 2011	$3,504
Imputed interest	387
Change in estimates	(293)

Interest expense	94
Payments	(168)

Ending fair value - April 30, 2012	$3,430

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at April 30, 2012.

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

Recently Issued and Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the April 30, 2012 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2012, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

The Company’s majority-owned subsidiary, CSPR, issued previously held treasury stock to management and directors of CSPR as compensation in the nine months ended April 30, 2011. The stock, valued at $36,000, is recorded as expense in the nine months ended April 30, 2011.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2012, employees purchased 12,773 shares under the plan.

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

Stock-based compensation of $3,000 and $36,000 was recognized for the nine months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, the Company has no unrecognized compensation costs related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2011 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at August 1, 2011	302,756	73,521	$10.80
Granted	—	—	—
Exercised	—	—	—
Cancelled	2,588	(2,588)	6.29

Options at April 30, 2012	305,344	70,933	$10.97

Information regarding the stock options outstanding under the Company’s stock option plans at April 30, 2012 is summarized as follows:

Range of Exercise Prices	Outstanding at April 30 2012	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at April 30 2012	Weighted Average Exercise Price
$ 0.00 — $ 5.00	5,800	.9 years	$3.95	5,800	$3.95
$ 5.01 — $10.00	34,800	4.0 years	7.45	34,800	7.45
$15.01 — $25.00	30,333	2.1 years	16.35	30,333	16.35

	70,933	2.9 years	$10.97	70,933	$10.97

The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2012 was $0. All options outstanding were fully vested as of April 30, 2012. During the nine months ended April 30, 2012, no options to purchase common stock were exercised.

3.	Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/ Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale
Cortelco Products	Individual sale
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing		Individual sale

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

The Company has not had significant trade activity with Symbio in the current or preceding fiscal year.

5.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2012	July 31, 2011
Raw materials and purchased components	$1,272	$1,612
Finished goods	5,706	6,088

Total	6,978	7,700
Obsolescence reserve	(2,134)	(2,184)

Inventories	$4,844	$5,516

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,430,000 at April 30, 2012 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $18,000 and $94,000 of interest expense during the three and nine months ended April 30, 2012 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the first and second installments are included in short-term notes payable. The present value of the note payable at April 30, 2012 is approximately $181,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.3% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$185	$222
Warranty cost incurred	(92)	(91)
Accrued warranty cost	78	76

Ending balance	$171	$207

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the nine months ended April 30, 2012 (in thousands, excluding share data):

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2011	3,003,985	$15	$56,281	(139,580)	$(1,503)	$(49,769)	$5	$585	$5,614
Stock based compensation expense, stock options and ESPP	12,773	—	23						23
Comprehensive income:
Other comprehensive income							(5)		(5)
Net income	—	—	—	—	—	304	—	24	328

Comprehensive income	—	—	—	—	—			—	323

Balance at April 30, 2012	3,016,758	$15	$56,304	(139,580)	$(1,503)	$(49,465)	$—	$609	$5,960

9.	Discontinued Operations

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

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	April 30, 2012	July 31, 2011
Total assets	$—	$—

Accrued expenses and other	18	18

Total liabilities	$18	$18

Net liabilities - discontinued operations	$(18)	$(18)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$34
Cost of revenue	—	15	—	145

Gross profit	—	(15)	—	(111)
Operating expenses	—	22	—	107
Other expense		14		14

Total expense	—	36	—	121

Net loss	$—	$(51)	$—	$(232)

10.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 15%, 12%, 9%, 8%, and 8% of the total accounts receivable. At April 30, 2011, four customers accounted for approximately 35% of total accounts receivable and individually 10%, 9%, 8%, and 8% of the total accounts receivable. For the nine months ended April 30, 2012, four customers accounted for approximately 46% of total revenue and individually 16%, 14%, 11%, and 5% of total revenue. For the nine months ended April 30, 2011, five customers accounted for approximately 45% of total revenue and individually 17%, 9%, 8%, 6%, and 5% of total revenue.

(b)	Commitments

At April 30, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,475,000.

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

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of April 30, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and April 30, 2012.

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

Segment reporting for activity as of and for the three and nine months ended April 30, 2012 follows (in thousands):

	Communications Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months
Revenue	$360	$1,266	$2,980	$9,813	$1,621	$5,785	$4,961	$16,864
Net (loss) income from operations	(126)	(463)	156	855	(118)	52	(88)	444
Total assets	—	2,008	—	7,372	—	3,192	—	12,572
Capital expenditures	—	—	63	81	27	82	90	163
Allowance for doubtful accounts	—	307	—	16	—	52	—	375
Depreciation and amortization	1	4	6	24	18	49	25	77

Segment reporting for activity as of and for the three and six months ended April 30, 2011 follows (in thousands):

	Communications Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months
Revenue	$513	$1,831	$2,728	$8,684	$2,320	$6,596	$5,561	$17,111
Net (loss) income from operations	(219)	(824)	262	909	103	161	146	246
Total assets	—	4,345	—	6,628	—	3,181	—	14,154
Capital expenditures	—	4	—	6	24	58	24	68
Capitalized software development	11	218	—	—	—	—	11	218
Allowance for doubtful accounts	—	298	—	16	—	25	—	339
Depreciation and amortization	58	148	14	43	13	44	85	235

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China for the nine months ended April 30, 2011 was approximately $34,000. Substantially all of the Company’s assets are located in the United States.

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of April 30, 2012, the Company has made payments of approximately $2,954,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Results of Operations

For the Three Months Ended April 30, 2012 compared to the Three Months Ended April 30, 2011

Net Revenue

Net revenue decreased by approximately 11% to $4,961,000 for the three months ended April 30, 2012 compared to $5,561,000 for the same period of the previous year. The decrease was primarily attributable to decreased revenues of approximately $852,000 in the Company’s eQueue and CSPR product lines. The decrease is partially offset by revenue increases of approximately $252,000 in the Company’s Cortelco product line.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 26% to $1,257,000 for the three months ended April 30, 2012 from $1,694,000 for the same period of the previous year. The cost of revenue in the previous year included approximately $46,000 in amortization of eConn IP-PBX software costs. There was no software amortization in the three months ended April 30, 2012. Gross profit percent decreased to approximately 25% for the three months ended April 30, 2012 compared with gross profit percent of approximately 30% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 14% to $1,193,000 for the three months ended April 30, 2012, from $1,391,000 for the same period of the previous year. The decrease is primarily due to declines in salaries, subcontract, professional fees and facility expenses when compared to the same period of the previous year. Prior period expenses include approximately $11,000 of amortization related to technology that was fully amortized in fiscal 2011.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately 23% to $149,000 for the three months ended April 30, 2012 from $121,000 for the same period of the previous year. Research and development expense for the current quarter reflect a one-time charge of $40,000 for employee severance liability partially offset by reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year. In the three months ended April 30, 2011, the Company capitalized approximately $11,000 of software development. There was no capitalized software development in the same period of the current year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other expense was $3,000 for the three months ended April 30, 2012 compared to income of $1,000 for the same period of the previous year.

Interest Expense (Income), net

Interest expense was $20,000 for the three months ended April 30, 2012 compared to interest income of $56,000 for the same period of the previous year. Interest expense in the current period includes $18,000 of imputed interest expense on the Cortelco Note, of which approximately $113,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense (benefit) for the three months ended April 30, 2012 was ($4,000) compared to income tax expense of $24,000 for the same period of the previous year. Tax expense consists of state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2012.

For the Nine Months Ended April 30 2012 compared to the Nine Months Ended April 30, 2011

Net Revenue

Net revenue decreased by approximately 1% to $16,864,000 for the nine months ended April 30, 2012 compared to $17,111,000 for the same period of the previous year. The decrease was attributable to decreased revenues of approximately $1,376,000 in the Company’s eQueue, Millennium and CSPR product lines compared to the same period of the previous year. The decrease is partially offset by increased revenue of $1,129,000 in the Company’s Cortelco product line.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 9% to $4,596,000 for the nine months ended April 30, 2012 from $5,061,000 for the same period of the previous year. The cost of revenue in the previous year included approximately $107,000 in amortization of eConn IP-PBX software costs. There was no software amortization in the nine months ended April 30, 2012. Gross profit percent decreased to approximately 27% for the nine months ended April 30, 2012 compared with gross profit percent of approximately 30% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 14% to $3,805,000 for the nine months ended April 30, 2012, from $4.405,000 for the same period of the previous year. The decrease is primarily due to declines in subcontract, salaries and related expenses, travel and facility expenses when compared to the same period of the previous year. Prior period expenses include approximately $31,000 of amortization related to technology that was fully amortized in fiscal 2011.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 8% to $361,000 for the nine months ended April 30, 2012 from $391,000 for the same period of the previous year. Research and development expense for the current period reflects reductions in compensation and related expenses and overhead expenses partially offset by a one-time charge of $40,000 for employee severance liability when compared to the same period of the previous year. In the nine months ended April 30, 2011, the Company capitalized approximately $218,000 of software development. There was no capitalized software development in the same period of the current year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other income was $14,000 for the nine months ended April 30, 2012 compared to expense of $19,000 for the same period of the previous year. Other income for the current year includes proceeds from scrap sales of approximately $31,000.

Interest Expense, net

Interest expense was $102,000 for the nine months ended April 30, 2012 compared to interest expense of $238,000 for the same period of the previous year. Interest expense in the current period includes $94,000 of imputed interest expense on the Cortelco Note, of which approximately $293,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the nine months ended April 30, 2012 and 2011 totaled $14,000 and $24,000, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2012, the Company had cash and cash equivalents of $2,418,000 and working capital of $7,572,000.

Our operating activities resulted in a net cash inflow of $1,187,000 for the nine months ended April 30, 2012 compared to a net cash outflow of $1,136,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items), lower accounts receivable and inventories partially offset by lower trade accounts payable and accrued expenses. The net operating cash outflow for the prior year period primarily reflects net loss (adjusted for non-cash items) and higher inventories, lower accrued expenses and accounts payable.

Our investing activities resulted in a net cash outflow of $163,000 for the nine months ended April 30, 2012 compared to a net cash outflow of $286,000 for the same period of the previous year. Cash used in investing activities for the nine months ended April 30, 2012 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for capitalized software costs of approximately $218,000, and purchases of property and equipment.

Our financing activities resulted in a cash outflow of $148,000 for the nine months ended April 30, 2012 compared to a cash outflow of $841,000 for the same period of the previous year. Cash used by financing activities in the current and prior periods reflects payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities through July 31, 2011, resulting in an accumulated deficit of $49,769,000 at that date. During the nine months ended April 30, 2012, cash and cash equivalents increased to $2,418,000 from $1,542,000 at July 31, 2011, primarily as a result of collections of accounts receivable and reductions in inventories.

The Company had income from continuing operations of $444,000 for the nine months ended April 30, 2012 versus net income from continuing operations of $246,000 for the same period in the prior year. As of April 30, 2012, the Company had $2,418,000 in cash and cash equivalents available to fund operations, of which $1,000 was held in international bank accounts.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2012. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $500,000 revolving line of credit, none of which was drawn on as of April 30, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net loss was $47,000 for the three months ended April 30, 2012 compared to net income of $131,000 for the same period of the previous year. Net income was $304,000 for the nine months ended April 30, 2012 compared to a net loss of $321,000 for the same period of the previous year due to fluctuations in gross margins and expenses explained above.

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

Non-GAAP Financial Disclosure

(in thousands, except per share amounts)

	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2012
Net income (loss) reported	$(47)	$304
Imputed interest on notes payable	17	94

Net income (loss) less imputed interest	$(30)	$398

Net income (loss) per common share as reported	$(0.02)	$0.11
Interest imputed	0.01	0.03

Net income (loss) per common share less imputed interest	$(0.01)	$0.14

Weighted average shares outstanding – basic	2,874	2,871

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 15%, 12%, 9%, 8%, and 8% of the total accounts receivable. At April 30, 2011, four customers accounted for approximately 35% of total accounts receivable and individually 10%, 9%, 8%, and 8% of the total accounts receivable. For the nine months ended April 30, 2012, four customers accounted for approximately 46% of total revenue and individually 16%, 14%, 11%, and 5% of total revenue. For the nine months ended April 30, 2011, five customers accounted for approximately 45% of total revenue and individually 17%, 9%, 8%, 6%, and 5% of total revenue.

(b)	Commitments

At April 30, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,475,000.

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

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of April 30, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 ($522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2011 and April 30, 2012.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

EON COMMUNICATIONS CORPORATION

Dated: June 12, 2012	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)