Form 10-K
period 2012-07-31
EON COMMUNICATIONS CORP
filed 2012-10-29
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,793,243 based upon the closing sale price as reported by the NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2012).

2,877,354 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

BACKGROUND

eOn Communications Corporation™ (“we”, “us”, “our”, “eOn” or the “Company”) is a provider of communications solutions incorporated in Delaware in July 1991. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architectures (SOA). Whether businesses are looking to leverage the advantages of enterprise IP telephony or contact center technologies, eOn delivers products that enable businesses to perform.

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

BUSINESS OVERVIEW

eOn focuses its resources on developing and marketing products that help businesses communicate with their customers. Communications technology is a critical factor for businesses in their effort to gain a competitive edge. To enable businesses to succeed in this area, eOn offers the Millennium Converged Communications Platform and the eQueue Multimedia Contact Center Solution, each of which are described below.

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

Subsequent to the general release of the eConn to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 in the fourth quarter of fiscal 2011.

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

CUSTOMERS

During fiscal year 2012, the Company recognized revenue from the federal government of $407,000, or 2% of total revenue. Revenue from four major distributors was $10,105,000 or 45% of net revenue for the year ended July 31, 2012. Revenue from one of these distributors, Graybar Electric Co., Inc., was $3,518,000 or 16% of the net revenue for the year ended July 31, 2012.

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

In late 2010, eOn introduced a new VOIP platform that will support PBX and ACD functions. The goal is to provide all of the features inherent in our existing products while at the same time improve our capability to seamlessly network over distributed environments. The eConn product did not reach the anticipated level of market acceptance and is currently not being actively marketed.

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

eConn

eOn developed a new VOIP platform (“eConn”) which first became available in the first quarter of fiscal year 2011. This new platform supports over 500 telephony features which can be delivered through a new easy-to-use GUI. The eConn platform provides options to add unified messaging, auto-attendant, presence management tools and mobility applications. eConn utilizes a native CSTA interface making it easier to support an extensive range of third-party CTI applications.

Subsequent to the general release of the eConn to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 in the fourth quarter of fiscal 2011.

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

EMPLOYEES

As of July 31, 2012, we had 82 employees. We had 81 employees in the United States (including 53 in Puerto Rico) and 1 employee in Canada. The mix of employees was 17 in sales and marketing, 3 in research, development, and professional services, 17 in general and administration, and 45 in manufacturing and distribution. The Company also utilizes temporary employees, independent contractors, and part-time employees as needed. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	75	Chairman and Director
Stephen Swartz	57	Principal Executive Officer
Lee M. Bowling	57	Chief Financial Officer

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

STEPHEN SWARTZ, became Principal Executive Officer of eOn in June 2012. Prior to joining the Company, Mr. Swartz was Vice President of Business Development for King Technologies, Inc., a service and distribution center for major brands of business telecommunications systems, from 2003 until 2008. Most recently, Mr. Swartz has served as Vice President of Sales for the Company. Mr. Swartz attended the University of Minnesota.

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

There is no assurance that these partnerships will enable the Company to be competitive, considering the rapid technological changes in our industry.

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

As of September 30, 2012, our executive officers, directors and principal stockholders and their affiliates beneficially owned 867,669 shares, or 29.5% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Aggregate annual rental payments for the Company’s facilities are approximately $235,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date eOn became the majority shareholder of CSPR, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and 2011.

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

QUARTER ENDED	HIGH	LOW
July 31, 2012	$1.40	$0.85
April 30, 2012	$1.73	$1.20
January 31, 2012	$1.99	$1.00
October 31, 2011	$1.78	$1.35

July 31, 2011	$2.81	$1.30
April 30, 2011	$2.00	$1.30
January 31, 2011	$3.26	$1.77
October 31, 2010	$2.60	$1.34

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders

As of September 30, 2012, there were approximately 225 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,800 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2012 and 2011, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

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

The Company completed its acquisition of Cortelco on April 1, 2009. For additional information, refer to the amended and restated Merger Agreement among the Company, Cortelco Holding, and a subsidiary of the Company, setting forth the terms and conditions of the acquisition, filed as an exhibit to the Company 8-K dated as of December 18, 2008. Cortelco, Inc. (“Cortelco”), eOn Communications wholly owned subsidiary, provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco has formed strategic alliances with distributors and provides the support needed to supply customers with quality sales, marketing, customer service, technical support, and training.

eOn Communications is the majority shareholder of Cortelco Systems Puerto Rico, Inc. (“CSPR”). CSPR’s operations include the sale and service of integrated communications systems, data equipment, security products and telephony billing services.

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

Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts

Millennium PBX System	Individual sale	—	—

eQueue Contact Center System	Individual sale	Individual sale	Individual sale

VOIP Telephones	Individual sale	—	—

Cortelco Products	Individual sale	—	—

CSPR Products	Individual sale	Individual sale	Individual sale

CSPR Telephony Billing	—	Individual sale	—

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. Warranty for the Cortelco product line ranges from one to five years based on the product purchased. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 2.4% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

For the year ended July 31, 2011, the Company capitalized eConn IP product software development costs of approximately $218,000. Amortization of the software development costs began in the first fiscal quarter of 2011. Subsequent to the general release of the eConn product to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, the Company recorded an impairment charge of approximately $916,000 in the fourth quarter of fiscal 2011.

No software development cost was capitalized for the year ended July 31, 2012.

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

See Note 11 Stock—Based Compensation to the consolidated financial statements for further information regarding ASC Topic 718, Stock Compensation.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2011, the Company has available net operating loss (“NOL”) carry-forwards of approximately $25,375,000.

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

RESULTS OF OPERATIONS

The following table presents our statements of operations expressed as a percentage of net revenues for fiscal years 2012 and 2011:

	For the Years Ended July 31,
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	72.8%	73.1%

Gross profit	27.2%	26.9%
Operating expense:
Selling, general and administrative	22.0%	24.6%
Research and development	2.0%	2.1%
Asset impairment	0.0%	3.9%
Other	0.1%	0.2%

Total operating expense	24.1%	30.8%

Income (loss) from operations	3.1%	(3.9%)
Interest expense, net	(0.7%)	(0.9%)

Income (loss) before income taxes and discontinued operations	2.4%	(4.8%)
Income tax expense	0.1%	0.2%

Net income (loss) from continuing operations	2.3%	(5.0%)
Income (loss) from discontinued operations	0.0%	(0.5%)

Net income (loss)	2.3%	(5.5%)
Less: net income attributable to the noncontrolling interest	0.2%	0.4%

Net income (loss) attributable to common shareholders	2.1%	(5.9%)

NET REVENUE

Revenue is comprised of product revenue generated by our Millennium, eQueue, Cortelco and CSPR product lines and maintenance and professional service revenue generated by our eQueue and CSPR product line. Net revenue decreased approximately 4% to $22,497,000 for the year ended July 31, 2012 from $23,416,000 for the previous fiscal year. Lower CSPR, eQueue and Millennium revenue is partially offset by additional Cortelco revenue compared to the prior year.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our phones and systems. Gross profit from continuing operations decreased approximately 3% to $6,112,000 for the year ended July 31, 2012 compared to $6,307,000 for the previous fiscal year. The decrease in gross profit reflects lower Cortelco and CSPR gross profit partially offset by additional Millennium and eQueue product, maintenance and professional service gross profit. Gross profit in the prior fiscal year was negatively impacted by inventory reserve provisions for excess and obsolete inventory of approximately $629,000, excluding approximately $133,000 in inventory reserve provisions related to discontinued operations in China. Our gross margins were 27% and 27% for fiscal years 2012 and 2011, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $4,936,000 for the year ended July 31, 2012, a decrease of 14% from $5,750,000 in the prior fiscal year. The decrease reflects lower personnel costs, overhead and other expenses.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses are primarily comprised of personnel and related expenses for our engineering staff. Research and development expenses were $459,000 for the year ended July 31, 2012, which represents a decrease of approximately 5% from $483,000 in fiscal year 2011. The decrease primarily reflects lower subcontract costs and overhead expenses. The Company capitalized approximately $218,000 of software development costs in fiscal 2011 related to a new eConn IP PBX and IP ACD that were under development. Subsequent to the general release of the eConn IP PBX to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, capitalized cost accumulated to-date were written off in the fourth quarter of fiscal 2011. Although not actively marketed, the Company continues to sell the eConn IP-PBX. No software development cost was capitalized in fiscal 2012.

ASSET IMPAIRMENT

Asset impairment is comprised of software development and process technology impairment in fiscal 2011. Subsequent to the general release of the eConn IP PBX to customers in the first fiscal quarter of 2011, the product did not reach the anticipated level of market acceptance. Consequently, capitalized costs of approximately $916,000 were written off in the fourth quarter of fiscal year 2011.

OTHER EXPENSE

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense was $25,000 in fiscal 2012 compared to an expense of $50,000 in fiscal year 2011.

INTEREST EXPENSE, NET

Interest expense was $160,000 in fiscal year 2012 and $219,000 in fiscal year 2011. Fiscal year 2012 reflects imputed interest of $150,000 on the note payable to the former Cortelco shareholders compared to $206,000 in fiscal year 2011.

INCOME TAX EXPENSE

Income tax expense totaled $20,000 in fiscal 2012 and $54,000 in fiscal 2011. Income tax expense differed from tax expense at the statutory federal income tax rate due to state income taxes and the valuation allowance established.

DISCONTINUED OPERATIONS

Loss from discontinued operations of the Company’s wholly-owned subsidiary in China was $125,000 in fiscal year 2011. The loss in fiscal year 2011 included approximately $167,000 of inventory write downs and was partially offset by the reversal of approximately $107,000 in accumulated foreign currency adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, the Company had cash and cash equivalents of $2,162,000 compared to $1,542,000 as of July 31, 2011. The increase in cash and cash equivalents of $620,000 during fiscal year 2012 was primarily attributable to net income, lower receivables and inventories partially offset by decreased accounts payable and purchases of equipment. The Company had a working capital balance of $7,753,000 at July 31, 2012.

Our operating activities resulted in net cash inflows of $891,000 for fiscal year 2012 compared to net cash outflows of $1,420,000 for fiscal year 2011. The increase in net operating cash flow for the current fiscal year primarily reflects net income (adjusted for non cash items) for the year, lower accounts receivable and inventories partially offset by lower accounts payable.

Our investing activities resulted in net cash outflows of $232,000 for fiscal year 2012 compared to net cash outflows of $306,000 in fiscal year 2011. Cash used in investing activities for fiscal year 2012 was for capital expenditures. Cash used in investing activities for fiscal year 2011 included capitalized software development costs of $218,000 and capital expenditures.

Our financing activities resulted in net cash outflows of $39,000 in fiscal year 2012 compared to net cash outflows of $842,000 in fiscal year 2011. Cash used in financing activities during fiscal year 2012 and 2011 was attributable to payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities resulting in an accumulated deficit of $49,305,000. The Company recorded net income of $464,000 in fiscal year 2012. As of July 31, 2012, the Company had $2,162,000 in cash and cash equivalents available to fund operations.

The Company is largely dependent on available cash and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2012. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2012. CSPR has a $500,000 revolving line of credit secured by trade accounts receivable and bears interest at 2% over prime. The line of credit, none of which was drawn on as of July 31, 2012, is subject to certain covenant requirements and expires November 30, 2012. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the lines of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

NET INCOME (LOSS)

Net income was $464,000 in fiscal year 2012 compared to a net loss of $1,380,000 in fiscal year 2011. Reported net income has been materially impacted by the imputed interest expense due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. The table below presents a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest expense on reported net income (loss) and income (loss) per share. Management does not include this expense in its analysis of financial results or how resources are allocated. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of this significant item on our financial results.

Non-GAAP Financial Disclosure

(In thousands, except per share amounts)

	Year Ended July 31, 2012	Year Ended July 31, 2011

Net income (loss) reported	$464	$(1,380)
Interest imputed	150	206

Net income (loss) less imputed interest	614	(1,174)
Loss from discontinued operations	0	(125)

Net income (loss) from continuing operations less imputed interest	$614	$(1,299)

Net income (loss) per common share as reported
Continuing operations	0.16	(0.44)
Discontinued operations	—	(0.04)

Total	$0.16	$(0.48)

Interest imputed per common share	0.05	0.07
Net income (loss) per common share less imputed interest
Continuing operations	0.21	(0.37)
Discontinued operations	—	(0.04)

Total	$0.21	$(0.41)

Weighted average common shares outstanding	2,873	2,860

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2012 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Notes payable (1)	$8,231	$742	$613	$630	$630	$604	$5,012
Operating leases (2)	779	107	110	116	112	111	223
Purchase obligations (3)	2,028	2,028	—	—	—	—	—

Total	$11,038	$2,877	$723	$746	$742	$715	$5,235

(1)	Actual payments under the note payable to Cortelco shareholders (“Cortelco Note”), which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.
(2)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.
(3)	Outstanding commitments for purchases of inventory under open purchase orders.

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

At the time the Company became the majority shareholder, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and 2011.

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

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and Subsidiaries (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eon Communication Corporation and Subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

/s/ Horne LLP

Ridgeland, Mississippi

October 29, 2012

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of July 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,162	$1,542
Trade accounts receivable, net of allowance of $555 and $627, respectively	4,370	5,175
Inventories	5,261	5,516
Prepaid and other current assets	387	205

Total current assets	12,180	12,438
Property and equipment, net	352	223
Other non current assets	84	—
Investments	990	990

Total assets	$13,606	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,059	$2,660
Current maturities of notes payable	37	—
Current maturities of notes payable—related parties	709	575
Accrued expenses and other	1,622	1,699

Total current liabilities	4,427	4,934
Notes payable, net of current maturities	74	—
Notes payable—related parties, net of current maturities	2,959	3,103

Total liabilities	7,460	8,037

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,016,758 and 3,003,985 shares issued, respectively)	15	15
Additional paid-in capital	56,304	56,281
Treasury stock, at cost (139,404 and 139,580 shares, respectively)	(1,501)	(1,503)
Accumulated deficit	(49,305)	(49,769)
Accumulated other comprehensive income	—	5

Total eOn Communications Corp. stockholders’ equity	5,513	5,029
Noncontrolling interest	633	585

Total stockholders’ equity	6,146	5,614

Total liabilities and stockholders’ equity	$13,606	$13,651

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2012	2011
REVENUE
Products	$18,368	$18,583
Services	4,129	4,833

Net revenue	22,497	23,416

COST OF REVENUE
Products	14,099	14,520
Services	2,286	2,589

Cost of revenue	16,385	17,109

Gross profit	6,112	6,307
OPERATING EXPENSE
Selling, general and administrative	4,936	5,750
Research and development	459	483
Asset impairment	—	916
Other	25	50

Total operating expense	5,420	7,199

Income (loss) from operations	692	(892)
OTHER INCOME (EXPENSE)
Interest expense, net	(160)	(219)

Total other expense	(160)	(219)

Income (loss) before income taxes and discontinued operations	532	(1,111)
Income tax expense	20	54

Net income (loss) from continuing operations	512	(1,165)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(125)

Net income (loss)	512	(1,290)
Less: Net income attributable to the noncontrolling interest	48	90

Net income (loss) attributable to common shareholders	$464	$(1,380)

Weighted average shares outstanding:
Basic	2,873	2,860

Diluted	2,873	2,860

Basic and diluted income (loss) per share
Continuing operations	$0.16	$(0.44)
Discontinued operations	—	(0.04)

Total	$0.16	$(0.48)

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$512	$(1,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	7	45
Depreciation and amortization	105	278
Asset impairment	—	916
Gain on recognition of cumulative translation adjustments	—	(107)
Provision for doubtful trade accounts receivable	46	184
Provision for obsolete inventory	119	762
Loss (gain) on disposal of fixed assets	(2)	15
Imputed interest expense on notes payable	158	218
Other	(5)	—
Changes in net assets and liabilities
Trade accounts receivable	759	(1,191)
Inventories	136	(1,330)
Prepaid and other assets	(155)	51
Trade accounts payable	(601)	299
Trade accounts receivable/payable—related party	—	8
Accrued expenses and other	(77)	(278)

Net cash provided by (used in) operating activities	1,002	(1,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(232)	(88)
Capitalized software development costs	—	(218)

Net cash used in investing activities	(232)	(306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(168)	(861)
Proceeds from employee stock purchase plan	18	19

Net cash used in financing activities	(150)	(842)

Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	620	(2,566)
Cash and cash equivalents, beginning of period	1,542	4,108

Cash and cash equivalents, end of period	$2,162	$1,542

Non cash financing activity:
Issuance of subsidiary treasury stock for stock-based compensation	$—	$36

Non cash investing and financing activity:
Note payable for purchase of equipment	$111	$—

Supplemental cash flow information:
Income taxes paid	$60	$24

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at August 1, 2010	2,989,269	$15	$56,269	(139,580)	$(1,503)	$(48,389)	$110	$444	$6,946
Issuance of common stock under employee stock purchase plan	14,716		19						19
Stock-based compensation expense, stock options and ESPP			8						8
Subsidiary issuance of treasury stock								36	36
Change in ownership interest in subsidiary			(15)					15	—
Comprehensive income:
Foreign exchange gain on liquidation of foreign subsidiary							(107)		(107)
Foreign currency translation adjustments							2		2
Net loss						(1,380)		90	(1,290)

Comprehensive loss									(1,395)

Balance at July 31, 2011	3,003,985	15	56,281	(139,580)	(1,503)	(49,769)	5	585	5,614
Issuance of common stock under employee stock purchase plan	12,773		18						18
Stock-based compensation expense, stock options and ESPP			7						7
Reissuance of treasury shares			(2)	176	2				—
Comprehensive income:
Other							(5)		(5)
Net income						464		48	512

Comprehensive income									507

Balance at July 31, 2012	3,016,758	$15	$56,304	(139,404)	$(1,501)	$(49,305)	$—	$633	$6,146

See accompanying notes to the consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, eOn Communications (Beijing) Corporation Limited (“eOn China”) formed on June 20, 2006, Cortelco acquired on April 1, 2009, and CSPR control of which was acquired on June 9, 2010. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories consist of phones, systems, system cards and component parts for final assembly of our systems and are valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (FIFO) method. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis and any changes in valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

(f)	Intangibles, net

The Company accounts for costs related to software developed for external use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software. As required by ASC Topic 985, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over the estimated economic life.

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

Changes in the carrying amount of the intangible assets are summarized as follows (in thousands):

	Process Technology	Software Under Development	Intangibles, Net
Balance at August 1, 2010	$42	$805	$847
Amortization	(42)	(107)	(149)
Impairment	—	(916)	(916)
Additions	—	218	218

Balance at July 31, 2011	—	—	—
Amortization	—	—	—
Impairment	—	—	—
Additions	—	—	—

Balance at July 31, 2012	$—	$—	$—

(g)	Investments

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

Years Ended July 31, 2012 and 2011

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

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 2.4% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

(k)	Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
Product Line	Equipment/Software	Professional Services	Maintenance Contracts
Millennium PBX System	Individual sale	—	—
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale	—	—
Cortelco Products	Individual sale	—	—
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing	—	Individual sale	—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

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

Years Ended July 31, 2012 and 2011

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

The following table presents information about the liabilities recorded at fair value at July 31, 2012, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2012
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2012
Notes payable-related parties	$—	$—	$3,668	$3,668

Total	$—	$—	$3,668	$3,668

The following table presents information about the liabilities recorded at fair value at July 31, 2011, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2011
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at July 31, 2011
Notes payable-related parties	$—	$—	$3,678	$3,678

Total	$—	$—	$3,678	$3,678

As of July 31, 2012, the Company owns approximately four percent of Symbio Investment Corp. Symbio Investment Corp. is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on the most recent stock issuances by Symbio S.A. in 2011 that the fair value of the Company’s investment in Symbio Investment Corp. may be less than the Company’s cost of $990,000. There are no quoted market prices for the Company’s investment in Symbio Investment Corp., and sufficient information is

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

not available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio Investment Corp. at July 31, 2012. Based on the Company’s evaluation of the near-term prospects of Symbio Investment Corp. and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at July 31, 2012.

The notes payable—related parties is primarily due to the note payable to former Cortelco shareholders (See Note 9) which is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. The following represents transactions related to the note payable for the years ended July 31, 2012 and 2011 (in thousands).

	2012	2011
Beginning fair value	$3,504	$4,159
Imputed interest	518	543
Change in estimates	(368)	(337)

Interest expense	150	206
Payments	(168)	(861)

Ending fair value—July 31	$3,486	$3,504

(n)	Estimates

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

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The functional currency of the Company’s China operations was the Renminbi Yuan. The financial statements of the operations were translated into United States dollars using year end rates of exchange for the assets and liabilities and average rates of exchange during the year for revenues, costs and expenses. Translation gains and losses were treated as a component of stockholders equity. In conjunction with the discontinued operations in China, the Company reversed approximately $107,000 in accumulated foreign currency translation adjustments in the fiscal year ended July 31, 2011. Foreign currency transaction gains and losses are included in determining net income (loss).

(p)	Research and Development Costs

The Company allocates expenses to research and development costs based on headcount that is dedicated to research and development activities.

(q)	Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2012 and 2011 were not significant.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

(r)	Segment Reporting

The Company operates in three business segments: Communications Systems and Services, Telephony Products, and Puerto Rico. Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance.

(s)	Reclassification

Certain amounts in the July 31, 2011 consolidated financial statements have been reclassed to conform to the July 31, 2012 consolidated financial statement presentation.

3.	Concentrations of Credit Risk, Major Customers, Major Suppliers and Geographic Information

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and trade accounts receivable. The Company maintains its cash balances primarily with large regional U.S. financial institutions and has not experienced losses. The Company’s products are sold principally to dealers, distributors, value added resellers, national accounts, the U.S. government and foreign telecommunications companies. The Company’s credit risk is limited principally to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No additional risk beyond amounts provided for collection losses is believed inherent in the Company’s trade accounts receivable.

During fiscal years 2012 and 2011, the Company recognized revenue from the United States federal government of $407,000, or 2% of total revenue and $735,000, or 3% of total revenue, respectively. Revenue from four major distributors of Cortelco was $10,105,000 or 45% of revenue during fiscal year 2012 and $9,285,000 or 40% of revenue for the fiscal year ended July 31, 2011. Revenue from one of these distributors was $3,518,000 or 16% of total revenue for the year ended July 31, 2012 and $3,950,000 or 17% of total revenue for the year ended July 31, 2011. As of July 31, 2012 and 2011, the Company had receivables from the federal government of $185,000 and $35,000, respectively. As of July 31, 2012 and 2011, the Company had receivables from four major distributors of $1,604,000 and $2,110,000, respectively. Two of these distributors accounted for 21% and 27% of trade accounts receivable at July 31, 2012 and 2011, respectively.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

The Company purchases approximately 42% of its Cortelco phones from two major suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal year 2012 and 2011, purchases from these two suppliers totaled approximately $3,441,000 and $5,272,000, respectively. As of July 31, 2012 and 2011, the balances payable to these two suppliers were $227,000 and $1,364,000, respectively.

4.	Inventories

Inventories consist of the following as of July 31, 2012 and 2011 (in thousands):

	2012	2011
Raw materials and purchased components	$1,151	$1,612
Work in process	894	291
Finished goods	5,355	5,797

Total	7,400	7,700
Inventory obsolescence reserve	(2,139)	(2,184)

Total inventories	$5,261	$5,516

5.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2012 and 2011 (in thousands):

	2012	2011
Refundable facility deposits	$13	$16
Prepaid expenses	363	187
Other	11	2

Total	$387	$205

6.	Property and Equipment

Property and equipment consist of the following as of July 31, 2012 and 2011 (in thousands):

	2012	2011
Leasehold improvements	$65	$65
Equipment	663	816
Furniture and fixtures	151	151

Total	879	1,032
Less: accumulated depreciation	(527)	(809)

Property and equipment, net	$352	$223

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

7.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2012 and 2011 (in thousands):

	2012	2011
Employee compensation	$213	$212
Vacation	56	71
Deferred income	467	374
Warranty reserve	166	185
Professional fees	147	150
Other	573	707

Total	$1,622	$1,699

The following table summarizes the activity related to the product warranty liability during fiscal years 2012 and 2011 (in thousands):

	2012	2011
Balance at beginning of period	$185	$223
Accruals for warranty liability	99	145
Warranty charges	(118)	(183)

Balance at end of period	$166	$185

8.	Notes Payable and Lines of Credit

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2012. The line of credit expires December 15, 2012 and is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of July 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2012.

Included in notes payable is a note payable to a major supplier of CSPR, Cisco Systems, Inc., in the amount of $111,000 for the purchase of equipment. The note is non interest bearing and is to be paid monthly for the three year term of the note.

Included in notes payable—related parties is the note payable to Cortelco’s former shareholders (the “Cortelco Note”) for the acquisition of Cortelco on April 1, 2009. The Cortelco Note balance totaled $3,486,000 at July 31, 2012 and $3,504,000 at July 31, 2011. The fair value of the Cortelco Note was approximately $4,430,000 at the April 1, 2009 Cortelco acquisition date using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the first and second installments are included in short-term notes payable. The present value of the note payable at July 31, 2012 is approximately $182,000.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

The following table represents the present value of projected payouts for notes payable based on current assumptions (in thousands):

Fiscal year ending July 31,
2013	$746
2014	537
2015	480
2016	381
2017	316
Thereafter	1,319

$3,779

9.	Income Taxes

Income tax expense (benefit) consisted of the following for the fiscal years ended July 31, 2012 and 2011 (in thousands):

	2012	2011
Current
Federal	$—	$—
State	20	54

	20	54
Deferred
Federal	—	—
State	—	—

	—	—

	$20	$54

A reconciliation between the income tax expense recognized in the Company’s consolidated statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income (loss) before income taxes for fiscal years 2012 and 2011 is as follows (in thousands):

	2012	2011
Income tax expense (benefit) at federal statutory rate (35%)	$162	$(470)
State income taxes	13	35
Change in valuation allowance	(160)	457
Other, net	5	32

Total income tax expense	$20	$54

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

The deferred tax effects of the Company’s principal temporary differences at July 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Allowance for doubtful receivables	$177	$192
Inventories	858	898
Basis difference in property and equipment	(5)	(6)
Intangible assets	—	—
Accrued warranty costs	50	47
Accrued expenses and other	115	135
Deferred revenue	(42)	(75)
Net operating loss carry-forwards	9,663	9,785
Valuation allowance	(10,816)	(10,976)

Total deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; to the extent that it is more likely than not that the deferred tax assets may not be realized, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2012 and 2011.

At July 31, 2012, the Company has federal and state net operating loss carry-forwards of approximately $25,375,000 which expire on various dates through 2029. As a Puerto Rico corporation not doing business in the United States, CSPR is subject to Puerto Rico income taxes but is exempt from U.S. federal income taxes. CSPR has net operating loss carry-forwards totaling $700,000 available to offset future taxable income of CSPR expiring at various dates through 2019.

Tax periods for all years after fiscal 2009 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

10.	Stock-Based Compensation

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

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2012 and 2011. The Board of Directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the Board of Directors authorized up to an aggregate of 400,000 shares of the Company’s common stock for issuance under the 1999 Equity Incentive Plan. No grants were made under the 1999 Equity Incentive Plan during fiscal years 2012 and 2011.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

During fiscal year 2001, the Board of Directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. No options were issued under this plan during fiscal years 2012 and 2011,

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company’s common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2012 and 2011, employees purchased 12,773 and 14,716 shares of common stock, respectively, under this plan.

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

Total stock-based compensation recognized for the year ended July 31, 2012 and 2011, related to stock options vested, stock grants and ESPP shares issued during the year totaled $7,000 and $8,000, respectively. CSPR recorded approximately $36,000 in compensation expense related to treasury stock issued to employees in 2011.

As of July 31, 2012, the Company has no unrecognized compensation costs related to unvested stock options outstanding under the Plans.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

Activity in the Company’s stock option plans during fiscal years 2012 and 2011 is as follows:

	2012
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	302,756	73,521	$10.80
Granted	—	—	—
Exercised	—	—	—
Cancelled	4,588	(4,588)	5.03

End of year	307,344	68,933	$11.19

	2011
	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	245,253	131,024	$9.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	57,503	(57,503)	7.46

End of year	302,756	73,521	$10.80

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2012 is summarized as follows:

Range of Exercise Prices	Outstanding at July 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at July 31, 2012	Weighted Average Exercise Price
$ 0.00 – $5.00	3,800	.8 years	$4.24	3,800	$4.24
$ 5.01 – $10.00	34,800	3.5 years	7.45	34,800	7.45
$10.01 – $15.00	—	.5 years	11.90	—	11.90
$15.01 – $20.00	30,333	1.6 years	16.35	30,333	16.35

	68,933	3.3 years	$11.19	68,933	$11.19

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2012 was approximately $0.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

11.	Related Parties

Symbio Investment Corp.

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Investment Corp. of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or approximately 4% of Symbio Investment Corp. Symbio Investment Corp. is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. Symbio Investment Corp. is a privately held entity and the Company accounts for its investment by the cost method.

At the time of the second investment in Symbio Investment Corp. for $400,000, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring January 1, 2011. In December 2010, the expiration of the put option was extended to January 1, 2013. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio Investment Corp. for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2013, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares in 2007, David Lee was appointed to the board of directors of Symbio S.A. and has been elected chairman. eOn was granted 45,000 shares in Symbio Investment Corp. as compensation for Mr. Lee’s services. These shares were valued at $90,000, and were recorded as an increase in investments and a capital contribution by David Lee, in 2009.

Symbio S.A. currently shares office space and personnel with the Company in Cupertino, CA. Symbio S.A. contracted to assist eOn in the United States with software development in the fiscal year ended July 31, 2010. The following represent related party transactions for each of the fiscal years ended July 31 (in thousands):

	2012	2011
Receivable from Symbio
Balance at beginning of period	$—	$8
Billings and accruals for operating expenses	—	—
Payments received from Symbio	—	(8)

Balance at end of period	$—	$—

Spark Technologies, Inc.

Spark Technologies, Inc (“Spark”), a California company that is majority owned by David Lee, the Chairman and major shareholder of eOn. Spark charged the Company for facility and related expenses for a shared facility in San Jose, CA. The following represents related party transactions for each of the fiscal years ended July 31 (in thousands):

	2012	2011
Payable to Spark
Balance at beginning of period	$—	$—
Operating costs billed to eOn	—	13
Payments to Spark	—	(13)

Balance at end of period	$—	$—

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

12.	Discontinued Operations

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

Summarized financial information for discontinued operations for the referenced periods is as follows (in thousands):

	July 31, 2012	July 31, 2011
Cash	$—	$—
Accounts receivable	—	—
Accounts receivable—related party	—	—
Inventories	—	—

Total current assets	—	—
Property and equipment, net	—	—

Total assets	$—	$—

Accrued expenses and other	18	18

Total liabilities	$18	$18

Net assets (liabilities)—discontinued operations	$(18)	$(18)

	For the Years Ended July 31,
	2012	2011
Revenue	$—	$34
Cost of revenue	—	145

Gross profit (loss)	—	(111)

Operating expenses	—	107
Other income	—	14

Total expense	—	121

Foreign currency translation adjustment	—	107
Net (loss)	$—	$(125)

13.	Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the Section 401(k) Safe Harbor Profit Sharing Plan and Trust (the “Plan”), a tax-qualified retirement plan. Under the provisions of the Plan, participants may contribute a percentage of their compensation, subject to limitations established by the Internal Revenue Service. The Company contributes 3% of employee compensation to the Plan. Discretionary contributions by the Company may be made to the profit sharing portion of the Plan in an amount specified by management annually. The Company maintained the eOn Communications Corporation Profit Sharing Savings Plan, which

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

qualified under Section 401 of the Internal Revenue Code until January 31, 2011, when the assets were merged with the Plan. Company contributions made under both plans during fiscal 2012 and 2011 were $65,000 and $66,000, respectively.

CSPR provides its employees a savings plan. Under the terms of the savings plan, employees may contribute from 1% to 10% of pretax annual compensation not to exceed $9,000. No employer contributions are made to the savings plan.

14.	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its warehouse, office facilities and certain office equipment. Future minimum annual lease payments at July 31, 2012 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

Amount
2013	$107
2014	110
2015	116
2016	112
2017	111
Thereafter	223

Total	$779

Rent expense for operating leases for the years ended July 31, 2012 and 2011 totaled $242,000 and $278,000, respectively.

On August 10, 2009, the Company’s lease for 11,321 sq. ft. of office and warehouse space in Kennesaw, Georgia was cancelled and the Company entered into a new sublease for approximately 2,002 sq. ft. The Company vacated the facility in December 2010.

The Company currently shares office space and personnel with Symbio S.A. in Cupertino, California. The Company is not assessed facility rent in exchange for utilization of shared employees.

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

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and 2011.

15.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. Prior to the acquisition of Cortelco Systems Puerto Rico on June 9, 2010, the Company reported all of its operations as two segments. Segment reporting for activity for the fiscal year ended and balances as of July 31, 2012 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$1,826	$12,807	$7,864	$22,497
Income (loss) from operations	(465)	1,057	100	692
Loss from discontinued operations	—	—	—	—
Total assets	2,178	7,616	3,812	13,606
Capital expenditures	—	100	132	232
Allowance for doubtful accounts	342	16	197	555
Depreciation and amortization	6	37	62	105
Asset impairment	—	—	—	—
Income tax expense	—	20	—	20

Segment reporting for activity for the fiscal year ended and balances as of July 31, 2011 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$2,384	$12,008	$9,024	$23,416
Income (loss) from operations	(2,388)	1,299	197	(892)
Loss from discontinued operations	(125)	—	—	(125)
Total assets	2,777	7,476	3,398	13,651
Capital expenditures	4	6	78	88
Allowance for doubtful accounts	343	15	269	627
Depreciation and amortization	161	55	62	278
Asset impairment	916	—	—	916
Income tax expense	—	54	—	54

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended July 31, 2012 and 2011

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Revenue from discontinued operations earned in the People’s Republic of China (“PRC”) for the fiscal year ended July 31, 2011 was approximately $34,000.

16.	Significant Fourth Quarter Adjustments

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

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2012 is effective.

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

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, are incorporated herein by reference in response to this item.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of July 31, 2012 and 2011

•	Consolidated Statements of Operations for the Years Ended July 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: October 29, 2012	By	/S/ LEE M. BOWLING
Lee M. Bowling, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN SWARTZ Stephen Swartz	Principal Executive Officer	October 29, 2012

/S/ LEE M. BOWLING Lee M. Bowling	Chief Financial Officer (Principal Financial Officer)	October 29, 2012

/S/ JAMES W. HOPPER James W. Hopper	Director	October 29, 2012

/S/ ROBERT A. GORDON Robert A. Gordon	Director	October 29, 2012

/S/ W. FRANK KING W. Frank King	Director	October 29, 2012

/S/ FREDERICK W. GIBBS Frederick W. Gibbs	Director	October 29, 2012

/S/ DAVID S. LEE David S. Lee	Chairman of the Board, Director	October 29, 2012

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger to Acquire Cortelco Systems Holding Corp., incorporated herein by reference to eOn’s Form 8-K dated December 12, 2008

2.2	Stock Purchase Agreement dated June 9, 2010 between eOn Communications Corporation and David S. Lee, incorporated herein by reference to eOn’s Form 8-K dated June 9, 2010

3.1	Amended and Restated Certificate of Incorporation of eOn as filed with the Secretary of State of Delaware on November 16, 1999, incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

3.2	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Registration Statement on Form S-1/A (No. 333-77021), filed with the SEC on November 23, 1999

3.3	Amendment to Certificate of Incorporation of eOn, incorporated herein by reference to eOn’s Form 8-K dated April 18, 2008

3.3	Amended and Restated Bylaws of eOn, incorporated herein by reference to eOn’s Form 8-K dated December 11, 2007

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3

10.1	Form of Indemnity Agreement between eOn and its officers and directors incorporated herein by reference to eOn’s Registration Statement on Form S-1 (No. 333-77021), filed with the SEC on April 26, 1999

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of eOn’s Form 10-K/A filed July 19, 2005

21.1	Subsidiaries of eOn Communications Corporation

23.1	Consent of Horne, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document