Form 10-Q
period 2012-10-31
EON COMMUNICATIONS CORP
filed 2012-12-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012.

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

2,877,354 shares of common stock, $0.005 par value, were outstanding as of December 1, 2012.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	October 31, 2012	July 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,879	$2,162
Trade accounts receivable, net of allowance of $280 and $555, respectively	4,307	4,370
Inventories	5,123	5,261
Prepaid and other current assets	263	387

Total current assets	11,572	12,180
Property and equipment, net	474	352
Other non-current assets	91	84
Investments	990	990

Total assets	$13,127	$13,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,719	$2,059
Current maturities of notes payable	102	37
Current maturities of notes payable - related party	495	709
Accrued expenses and other	1,572	1,622

Total current liabilities	3,888	4,427
Notes payable - net of current maturities	—	74
Notes payable - related party, net of current maturities	2,958	2,959

Total liabilities	6,846	7,460

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,016,758 shares issued)	15	15
Additional paid-in capital	56,304	56,304
Treasury stock, at cost (139,404 shares)	(1,501)	(1,501)
Accumulated deficit	(49,217)	(49,305)

Total eOn Communications Corp. stockholders’ equity	5,601	5,513
Noncontrolling interest	680	633

Total stockholders’ equity	6,281	6,146

Total liabilities and stockholders’ equity	$13,127	$13,606

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2012	2011
REVENUE
Products	$4,808	$5,025
Services	926	1,205

Net revenue	5,734	6,230

COST OF REVENUE
Products	3,747	3,897
Services	472	605

Cost of revenue	4,219	4,502

Gross profit	1,515	1,728

OPERATING EXPENSE
Selling, general and administrative	1,292	1,275
Research and development	109	108
Other operating expense (income), net	14	(9)

Total operating expense	1,415	1,374

Income from operations	100	354

OTHER INCOME
Interest income, net	42	12

Total other income	42	12

Income before income taxes	142	366

Income tax expense	7	8

Net income	135	358
Less: Net income attributable to noncontrolling interest	47	12

Net income attributable to common shareholders	$88	$346

COMPREHENSIVE INCOME
Net income	$88	$346
Realized gains on available-for-sale securities	—	5

Comprehensive income	$88	$351

Weighted average shares outstanding
Basic	2,877	2,868

Diluted	2,877	2,868

Basic income per share	$0.03	$0.12

Diluted income per share	$0.03	$0.12

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135	$358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1
Depreciation and amortization	26	23
Realized gain on available-for-sale securities	—	(5)
Provision for doubtful trade accounts receivable	3	11
Imputed interest benefit on notes payable	(42)	(13)
Changes in net assets and liabilities:
Trade accounts receivable	60	120
Inventories	138	(396)
Prepaid and other assets	117	(107)
Trade accounts payable	(340)	(54)
Accrued expenses and other	(50)	15

Net cash provided by (used in) operating activities	47	(47)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148)	(28)

Net cash used in investing activities	(148)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(182)	—
Proceeds from employee stock purchase plan	—	9

Net cash (used in) provided by financing activities	(182)	9

Net decrease in cash and cash equivalents	(283)	(66)
Cash and cash equivalents, beginning of period	2,162	1,542

Cash and cash equivalents, end of period	$1,879	$1,476

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended October 31, 2012 and 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2012, and for all periods presented.

Description of Business

eOn Communications Corporation (“we”, “us”, “our”, “eOn” or the “Company”) is a provider of communications solutions incorporated in Delaware in July 1991. Backed with over 20 years of telecommunications engineering espertise, the Company’s solutions enable its customers to use technologies in order to communicate more effectively. eOn’s offerings are built on open architectures that enable adoption of technologies, such as Voice over Internet Protocol (VoIP) and concepts, such as Service Oriented Architecture (SOA). The Company’s Cortelco product line provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco Systems Puerto Rico’s operations include the sale and service of integrated communications systems, data equipment, security products, and telephony billing services.

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Cortelco Systems Holding Corp. (“Cortelco”) acquired on April 1, 2009 and Cortelco Systems Puerto Rico (“CSPR”), control of which was acquired on June 9, 2010. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2012 and 2011 and for each of the two years in the period ended July 31, 2012, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of October 31, 2012, the Company owns approximately four percent of Symbio Investment Corp. Symbio Investment Corp. is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on the most recent stock issuances by Symbio S.A. in 2011 that the fair value of the Company’s investment in Symbio Investment Corp. may be less than the Company’s cost of $990,000. There are no quoted market prices for the Company’s investment in Symbio Investment Corp., and sufficient information is not available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio Investment Corp. at October 31, 2012. Based on the Company’s evaluation of the near-term prospects of Symbio Investment Corp. and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at October 31, 2012.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the three months ended October 31, 2012 (in thousands):

Beginning fair value - August 1, 2012	$3,486
Imputed interest	129
Change in estimates	(172)

Interest benefit	(43)
Payments	(173)

Ending fair value - October 31, 2012	$3,270

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at October 31, 2012.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended October 31, 2012, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the three months ended October 31, 2012, there were no shares purchased by employees under the plan.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on an analysis of the Company’s historical daily closing prices. The Company uses historical information to calculate the expected life of option grants. The Company believes that historical information is currently reflective of the economic life of outstanding option grants. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The Company has not historically declared any cash dividends on its common stock, and currently intends to retain any retained earnings to finance the operation and expansion of the business and therefore does not expect to pay cash dividends on the common stock in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

Stock-based compensation of $0 and $1,000 was recognized for the three months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, the Company has no unrecognized compensation costs related to unvested stock options under the Plans.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2012 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at August 1, 2012	307,344	68,933	$11.19
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options at October 31, 2012	307,344	68,933	$11.19

Information regarding the stock options outstanding under the Company’s stock option plans at October 31, 2012 is summarized as follows:

Range of Exercise Prices	Outstanding at October 31 2012	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Exercisable at October 31 2012	Weighted Average Exercise Price
$ 0.00 — $ 5.00	3,800	.4 years	$4.24	3,800	$4.24
$ 5.01 — $10.00	34,800	3.2 years	7.45	34,800	7.45
$15.01 — $25.00	30,333	1.3 years	16.35	30,333	16.35

	68,933	2.2 years	$11.19	68,933	$11.19

The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2012 was $0. All options outstanding were fully vested as of October 31, 2012. During the three months ended October 31, 2012, no options to purchase common stock were exercised.

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

4.	Related Party

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

In conjunction with the purchase of these shares in 2007, David Lee was appointed to the board of directors of Symbio S.A. and has been elected chairman. eOn was granted 45,000 shares of Symbio Investment Corp. as compensation for Mr. Lee’s services. These shares were valued at $90,000, and were recorded as an increase in investments and a capital contribution by David Lee, in 2009.

5.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2012	July 31, 2012
Raw materials and purchased components	$1,189	$1,151
Finished goods	6,076	6,249

Total	7,265	7,400
Obsolescence reserve	(2,142)	(2,139)

Inventories	$5,123	$5,261

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,270,000 at October 31, 2012 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $43,000 of imputed interest benefit during the three months ended October 31, 2012 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferrals of payments due on the note; therefore, the deferred payment installments are included in short-term notes payable. The present value of the note payable at October 31, 2012 is approximately $183,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 0.7% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$166	$185
Warranty cost incurred	(27)	(18)
Accrued warranty cost	40	19

Ending balance	$179	$186

8.	Changes in Stockholders’ Equity

The following represents the changes in stockholders’ equity for the three months ended October 31, 2012 (in thousands, excluding share data):

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at August 1, 2012	3,016,758	$15	$56,304	139,404	$(1,501)	$(49,305)	$—	$633	$6,146
Comprehensive income:
Net income	—	—	—	—	—	88	—	47	135

Comprehensive income	—	—	—	—	—	—	—	—	135

Balance at October 31, 2012	3,016,758	$15	$56,304	139,404	$(1,501)	$(49,217)	$—	$680	$6,281

9.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 22%, 10%, 7%, 7%, and 6% of the total accounts receivable. At October 31, 2011, four customers accounted for approximately 47% of total accounts receivable and individually 15%, 13%, 11%, and 8% of the total accounts receivable. For the three months ended October 31, 2012, four customers accounted for approximately 41% of total revenue and individually 18%, 13%, 7%, and 3% of total revenue. For the three months ended October 31, 2011, four customers accounted for approximately 49% of total revenue and individually 17%, 14%, 13%, and 5% of total revenue.

(b)	Commitments

At October 31, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,564,000.

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

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of October 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expired November 30, 2012. Subsequent to October 31, 2012, the line of credit was extended through November 30, 2013 under similar terms.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and October 31, 2012.

10.	Segments

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

Segment reporting for activity as of and for the three months ended October 31, 2012 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$348	$2,981	$2,405	$5,734
Net (loss) income from operations	(147)	150	97	100
Total assets	1,960	7,439	3,728	13,127
Capital expenditures	—	107	41	148
Allowance for doubtful accounts	85	15	180	280
Depreciation and amortization	1	10	15	26

Segment reporting for activity as of and for the three months ended October 31, 2011 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$375	$3,851	$2,004	$6,230
Net (loss) income from operations	(167)	495	26	354
Total assets	2,566	7,966	3,430	13,962
Capital expenditures		18	10	28
Allowance for doubtful accounts	307	16	60	383
Depreciation and amortization	2	7	14	23

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of October 31, 2012, the Company has made payments of approximately $3,128,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Results of Operations

For the Three Months Ended October 31, 2012 compared to the Three Months Ended October 31, 2011

Net Revenue

Net revenue decreased by approximately 8% to $5,734,000 for the three months ended October 31, 2012 compared to $6,230,000 for the same period of the previous year. The decrease was primarily attributable to decreased revenues of approximately $897,000 in the Company’s eQueue and telephony product lines. The decrease is partially offset by revenue increases of approximately $401,000 in the Company’s CSPR product line.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 12% to $1,515,000 for the three months ended October 31, 2012 from $1,728,000 for the same period of the previous year. Gross profit percent decreased to approximately 26% for the three months ended October 31, 2012 compared with gross profit percent of approximately 28% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 1% to $1,292,000 for the three months ended October 31, 2012, from $1,275,000 for the same period of the previous year.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses increased approximately $1,000 to $109,000 for the three months ended October 31, 2012 from $108,000 for the same period of the previous year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other expense was $14,000 for the three months ended October 31, 2012 compared to income of $9,000 for the same period of the previous year.

Interest Income, net

Interest income was $42,000 for the three months ended October 31, 2012 compared to interest income of $12,000 for the same period of the previous year. Interest income in the current period includes $43,000 of imputed interest benefit on the Cortelco Note, of which approximately $172,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the three months ended October 31, 2012 was $7,000 compared to income tax expense of $8,000 for the same period of the previous year. Tax expense consists of state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2012, the Company had cash and cash equivalents of $1,879,000 and working capital of $7,686,000.

Our operating activities resulted in a net cash inflow of $47,000 for the three months ended October 31, 2012 compared to a net cash outflow of $47,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects net income (adjusted for non-cash items), lower accounts receivable, inventories and prepaid assets partially offset by lower trade accounts payable and accrued expenses. The net operating cash outflow for the prior year period primarily reflects higher inventories, higher prepaid assets and lower accounts payable partially offset by net income (adjusted for non-cash items).

Our investing activities resulted in a net cash outflow of $148,000 for the three months ended October 31, 2012 compared to a net cash outflow of $28,000 for the same period of the previous year. Cash used in investing activities for the three months ended October 31, 2012 and for the same period of the previous year was a result of net cash used for purchases of property and equipment.

Our financing activities resulted in a cash outflow of $182,000 for the three months ended October 31, 2012 compared to a cash inflow of $9,000 for the same period of the previous year. Cash used by financing activities in the current and prior periods reflects payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities resulting in an accumulated deficit of $49,217,000. As of October 31, 2012 the Company had $1,879,000 in cash and cash equivalents available to fund operations.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2012. Management expects to extend the line of credit through December 2013 under similar terms. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $500,000 revolving line of credit, none of which was drawn on as of October 31, 2012, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expired November 30, 2012. Subsequent to October 31, 2012, the agreement was extended through November 30, 2013 under similar terms. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income

Net income was $88,000 for the three months ended October 31, 2012 compared to net income of $346,000 for the same period of the previous year due primarily to lower revenue.

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 22%, 10%, 7%, 7%, and 6% of the total accounts receivable. At October 31, 2011, four customers accounted for approximately 47% of total accounts receivable and individually 15%, 13%, 11%, and 8% of the total accounts receivable. For the three months ended October 31, 2012, four customers accounted for approximately 41% of total revenue and individually 18%, 13%, 7%, and 3% of total revenue. For the three months ended October 31, 2011, four customers accounted for approximately 49% of total revenue and individually 17%, 14%, 13%, and 5% of total revenue.

(b)	Commitments

At October 31, 2012, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,564,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 ($522,000 as of February 9, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and October 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 1A. – Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

(A)	Exhibits.

Exhibit No.	Description

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: December 14, 2012	/s/ Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)