Form 10-Q
period 2013-01-31
EON COMMUNICATIONS CORP
filed 2013-03-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,877,354 shares of common stock, $0.005 par value, were outstanding as of February 28, 2013.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED JANUARY 31, 2013

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at January 31, 2013 (Unaudited) and July 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended January 31, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2013 and 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	January 31,	July 31,
	2013	2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$2,162
Trade accounts receivable, net of allowance of $309 and $555, respectively	3,966	4,370
Inventories	5,710	5,261
Prepaid and other current assets	315	387

Total current assets	11,558	12,180

Property and equipment, net	469	352
Other non current assets	74	84
Investments	990	990

Total assets	$13,091	$13,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,208	$2,059
Current maturities of notes payable	37	37
Current maturities of notes payable - related party	318	709
Accrued expenses and other	1,201	1,622

Total current liabilities	3,764	4,427
Notes payable - net of current maturities	56	74
Notes payable - related party, net of current maturities	2,896	2,959

Total liabilities	6,716	7,460

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.005 par value (10,000,000 shares authorized, 3,016,758 shares issued)	15	15
Additional paid-in capital	56,304	56,304
Treasury stock, at cost (139,404 shares)	(1,501)	(1,501)
Accumulated deficit	(49,134)	(49,305)

Total eOn Communications Corp. stockholders’ equity	5,684	5,513
Noncontrolling interest	691	633

Total stockholders’ equity	6,375	6,146

Total liabilities and stockholders’ equity	$13,091	$13,606

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
REVENUE
Products	$4,244	$4,707	$9,052	$9,732
Services	997	966	1,923	2,171

Net revenue	5,241	5,673	10,975	11,903

COST OF REVENUE
Products	3,450	3,705	7,197	7,602
Services	504	357	976	962

Cost of revenue	3,954	4,062	8,173	8,564

Gross profit	1,287	1,611	2,802	3,339
OPERATING EXPENSE
Selling, general and administrative	1,312	1,337	2,604	2,612
Research and development	96	104	205	212
Other operating expense (income), net	24	(8)	38	(17)

Total operating expense	1,432	1,433	2,847	2,807

Income (loss) from operations	(145)	178	(45)	532

OTHER INCOME
Interest income (expense), net	239	(94)	281	(82)

Total other income (expense)	239	(94)	281	(82)

Income before income taxes	94	84	236	450

Income tax expense	—	10	7	18

Net income	94	74	229	432
Less: Net income attributable to noncontrolling interest	11	69	58	81

Net income attributable to common shareholders	$83	$5	$171	$351

COMPREHENSIVE INCOME
Net income	$83	$5	$171	$351
Realized gains on available-for-sale securities	—	—	—	5

Comprehensive income	$83	$5	$171	$356

Weighted average shares outstanding
Basic	2,877	2,870	2,877	2,869

Diluted	2,877	2,870	2,877	2,869

Basic income per share	$0.03	$—	$0.06	$0.12

Diluted income per share	$0.03	$—	$0.06	$0.12

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229	$432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	3
Depreciation and amortization	43	48
Realized gain on available-for sale securities		(5)
Provision for doubtful trade accounts receivable	23	11
Imputed interest expense (benefit) on notes payable	(281)	81
Changes in net assets and liabilities:
Trade accounts receivable	381	483
Inventories	(449)	273
Prepaid and other assets	82	(62)
Trade accounts payable	149	(614)
Accrued expenses and other	(421)	(140)

Net cash provided by (used in) operating activities	(244)	510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(160)	(73)

Net cash used in investing activities	(160)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(191)	—
Proceeds from employee stock purchase plan	—	9

Net cash provided by (used in) financing activities	(191)	9

Net increase (decrease) in cash and cash equivalents	(595)	446
Cash and cash equivalents, beginning of period	2,162	1,542

Cash and cash equivalents, end of period	$1,567	$1,988

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended January 31, 2013 and 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the “Company”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2013, and for all periods presented.

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

As of January 31, 2013, the Company owns approximately four percent of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on the most recent stock issuances by Symbio SA in 2011 that the fair value of the Company’s investment in Symbio Investment Corporation may be less than the Company’s cost of $990,000. There are no quoted market prices for the Company’s investment in Symbio Investment Corporation, and sufficient information is not available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio Investment Corporation at January 31, 2013. Based on the Company’s evaluation of the near-term prospects of Symbio Investment Corporation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at January 31, 2013.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the six months ended January 31, 2013 (in thousands):

Beginning fair value - August 1, 2012	$3,486
Imputed interest	254
Change in estimates	(537)

Interest benefit	(283)
Payments	(173)

Ending fair value - January 31, 2013	$3,030

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at January 31, 2013.

2.	Stock Based Compensation

Equity Incentive Plans

The Company’s Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the six months ended January 31, 2013, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company’s common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the six months ended January 31, 2013, there were no shares purchased by employees under the plan.

Stock-based compensation of $0 and $3,000 was recognized for the six months ended January 31, 2013 and 2012, respectively. As of January 31, 2013, the Company has no unrecognized compensation costs related to unvested stock options under the Plans. The aggregate intrinsic value of both options outstanding and options exercisable as of January 31, 2013 was $0. All options outstanding were fully vested as of January 31, 2013. During the six months ended January 31, 2013, no options to purchase common stock were exercised.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2012 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Options at August 1, 2012	307,344	68,933	$11.19
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	(800)	1.40

Options at January 31, 2013	307,344	68,133	$11.30

3.	Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts
Millennium PBX System	Individual sale	—	—
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale	—	—
Cortelco Products	Individual sale	—	—
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing	—	Individual sale	—

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

Symbio Investment Corp.

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Investment Corporation of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 4% of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA. Symbio S.A.‘s principal business is to provide outsourced Information technology and research and development services globally at sites located In the United States, Finland, Sweden, China and Taiwan. Symbio Investment Corporation is a privately held entity and the Company accounts for its investment by the cost method.

At the time of the second investment in Symbio Investment Corporation, the Company received a put option from David Lee, effective beginning January 1, 2008 and expiring on January 1, 2011. In December 2010, the expiration of the put option was extended until January 1, 2013. In December 2012, the expiration of the put option was extended until January 1, 2015. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio Investment Corporation for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2015, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In 2007 David Lee was appointed to the board of directors of Symbio S.A. and has been elected Chairman. eOn was granted a total of 45,000 shares of Symbio Investment Corporation stock as compensation for Mr. Lee’s services. These shares were valued at $90,000, and were recorded as an increase in investments and a capital contribution by David Lee, in 2009.

5.	Inventories

Inventories consist of the following (in thousands):

	January 31,	July 31,
	2013	2012
Raw materials and purchased components	$1,414	$1,151
Finished goods	6,461	6,249

Total	7,875	7,400
Obsolescence reserve	(2,165)	(2,139)

Inventories	$5,710	$5,261

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,030,000 at January 31, 2013 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $240,000 and $283,000 of imputed interest benefit during the three and six months ended January 31, 2013 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the total obligation is included in short-term notes payable. The present value of the note payable at January 31, 2013 is approximately $184,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.4% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning balance	$166	$185
Warranty cost incurred	(54)	(53)
Accrued warranty cost	47	54

Ending balance	$159	$186

8.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2013, four customers accounted for approximately 38% of total accounts receivable and individually 18%, 7%, 7% and 6% of the total accounts receivable. At January 31, 2012, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 9%, 8%, 6% and 6% of the total accounts receivable. For the six months ended January 31, 2013, four customers accounted for approximately 40% of total revenue and individually 17%, 12%, 7%, and 4% of total revenue. For the six months ended January 31, 2012, four customers accounted for approximately 45% of total revenue and individually 16%, 13%, 11%, and 5% of total revenue.

(b)	Commitments

At January 31, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,580,000.

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires on December 15, 2013. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.

CSPR has a $500,000 revolving line of credit, none of which was drawn on as of January 31, 2013, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2013. On January 28, 2013 CSPR signed a commitment letter to increase the revolving line of credit to $800,000 with similar terms.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and January 31, 2013.

9.	Segments

The Company’s reportable segments are Communications Systems and Services, Telephony Products and Puerto Rico, each of which offers different products and services or services a different geographic area. The Communications Systems and Services segment develops and markets products that help businesses communicate more effectively and efficiently with their customers. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sales and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently.

Segment reporting for activity as of and for the three and six months ended January 31, 2013 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$312	$660	$2,501	$5,482	$2,428	$4,833	$5,241	$10,975
Net (loss) income from operations	(157)	(304)	(10)	140	22	119	(145)	(45)
Total assets	—	1,812	—	7,469	—	3,810	—	13,091
Capital expenditures	—	—	12	119	—	41	12	160
Allowance for doubtful accounts	—	105	—	23	—	181	—	309
Depreciation and amortization	1	3	11	21	5	19	17	43

Segment reporting for activity as of and for the three and six months ended January 31, 2012 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months
Revenue	$531	$906	$2,982	$6,833	$2,160	$4,164	$5,673	$11,903
Net (loss) income from operations	(170)	(337)	204	699	144	170	178	532
Total assets	—	2,322	—	7,981	—	3,114	—	13,417
Capital expenditures	—	—	18	18	45	55	63	73
Allowance for doubtful accounts	—	307	—	16	—	60	—	383
Depreciation and amortization	2	3	7	14	17	31	26	48

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of January 31, 2013, the Company has made payments of approximately $3,128,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended January 31, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Results of Operations

For the Three Months Ended January 31, 2013 compared to the Three Months Ended January 31, 2012

Net Revenue

Net revenue decreased by approximately 8% to $5,241,000 for the three months ended January 31, 2013 compared to $5,673,000 for the same period of the previous year. The decrease was primarily attributable to decreased revenues of approximately $700,000 in the Company’s systems and telephony product lines. The decrease is partially offset by revenue increases of approximately $268,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 20% to $1,287,000 for the three months ended January 31, 2013 from $1,611,000 for the same period of the previous year. The decrease was primarily attributable to declines in eQueue and Cortelco gross profits when compared to the same period of the previous year. Gross profit percent decreased to approximately 25% for the three months ended January 31, 2013 compared with gross profit percent of approximately 28% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 2% to $1,312,000 for the three months ended January 31, 2013, from $1,337,000 for the same period of the previous year. The decrease is primarily due to declines in subcontract, professional fees and facility expenses when compared to the same period of the previous year.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 8% to $96,000 for the three months ended January 31, 2013 from $104,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year.

Other Operating Expense (Income), net

Other operating expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other operating expense was $24,000 for the three months ended January 31, 2013 compared to income of $8,000 for the same period of the previous year.

Interest Expense (Income), net

Interest income was $239,000 for the three months ended January 31, 2013 compared to interest expense of $94,000 for the same period of the previous year. Interest income in the current period includes $240,000 of imputed interest benefit on the Cortelco Note, of which approximately $366,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the three months ended January 31, 2013 and 2012 totaled $0 and $10,000, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2013.

For the Six Months Ended January 31, 2013 compared to the Six Months Ended January 31, 2012

Net Revenue

Net revenue decreased by approximately 8% to $10,975,000 for the six months ended January 31, 2013 compared to $11,903,000 for the same period of the previous year. The decrease was attributable to decreased revenues of approximately $1,597,000 in the Company’systems and telephony product lines compared to the same period of the previous year. The decrease is partially offset by revenue increases of $669,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 16% to $2,802,000 for the six months ended January 31, 2013 from $3,339,000 for the same period of the previous year. Decreases in Cortelco, eQueue and Millennium gross profit was partially offset by an increase in CSPR gross profit for the six months ended January 31, 2013 when compared to the same period of the previous year. Gross profit percent decreased to approximately 26% for the six months ended January 31, 2013 compared with gross profit percent of approximately 28% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 0% to $2,604,000 for the six months ended January 31, 2013, from $2,612,000 for the same period of the previous year.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 3% to $205,000 for the six months ended January 31, 2013 from $212,000 for the same period of the previous year. Research and development expense for the current period reflects reductions in compensation and related expenses and overhead expenses when compared to the same period of the previous year.

Other Operating Expense (Income), net

Other operating expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other operating expense was $38,000 for the six months ended January 31, 2013 compared to income of $17,000 for the same period of the previous year.

Interest Expense(Income), net

Interest income was $281,000 for the six months ended January 31, 2013 compared to interest expense of $82,000 for the same period of the previous year. Interest income in the current period includes $283,000 of imputed interest benefit on the Cortelco Note, of which approximately $537,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense

Income tax expense for the six months ended January 31, 2013 and 2012 totaled $7,000 and $18,000, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at January 31, 2013.

Net Income

Net income was $83,000 and $171,000 for the three and six months ended January 31, 2013 compared to net income of $5,000 and $351,000 for the three and six month periods in the previous year due to fluctuations in gross margins and expenses explained above.

Liquidity and Capital Resources

As of January 31, 2013, the Company had cash and cash equivalents of $1,567,000 and working capital of $7,794,000.

Operating activities resulted in a net cash outflow of $244,000 for the six months ended January 31, 2013 compared to a net cash inflow of $510,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects higher inventories and lower accrued expenses partially offset by lower trade accounts receivable and higher trade accounts payable. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items), lower accounts receivable and inventories partially offset by lower trade accounts payable and accrued expenses.

Investing activities resulted in a net cash outflow of $160,000 for the six months ended January 31, 2013 compared to a net cash outflow of $73,000 for the same period of the previous year. Cash used in investing activities for the six months ended January 31, 2013 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for purchases of property and equipment.

Financing activities resulted in a cash outflow of $191,000 for the six months ended January 31, 2013 compared to a cash inflow of $9,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on notes payable. Cash provided by financing activities in the prior period reflects purchases under the Employee Stock Purchase Plan.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities resulting in an accumulated deficit of $49,134,000. As of January 31, 2013 the Company had $1,567,000 in cash and cash equivalents to fund operations.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2013. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $500,000 revolving line of credit, none of which was drawn on as of January 31, 2013, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2013. On January 28, 2013 CSPR signed a commitment letter to increase the revolving line of credit to $800,000 with similar terms. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At January 31, 2013, four customers accounted for approximately 38% of total accounts receivable and individually 18%, 7%, 7% and 6% of the total accounts receivable. At January 31, 2012, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 9%, 8%, 6%, and 6% of the total accounts receivable. For the six months ended January 31, 2013, four customers accounted for approximately 40% of total revenue and individually 17%, 12%, 17%, and 4% of total revenue. For the six months ended January 31, 2012, four customers accounted for approximately 45% of total revenue and individually 16%, 13%, 11, and 5% of total revenue.

(b)	Commitments

At January 31, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $2,580,000.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 ($530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment. Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and January 31, 2013.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 4. – Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 1A. – Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

(A)	Exhibits.

Exhibit No.	Description

31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: March 15, 2013	/s/ Lee M. Bowling
Lee M. Bowling Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)