Form 10-Q
period 2013-04-30
EON COMMUNICATIONS CORP
filed 2013-06-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26399

eOn Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1703 Sawyer Road
Corinth, MS	38834
(Address of principal executive offices)	(Zip code)

(800) 955-5321

(Registrant's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,877,354 shares of common stock, $0.005 par value, were outstanding as of May 31, 2013.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2013

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at April 30, 2013 (Unaudited) and July 31, 2012	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended April 30, 2013 and 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2013 and 2012 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	April 30,	July 31,
	2013	2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,651	$2,162
Trade accounts receivable, net of allowance of $284 and $555, respectively	3,786	4,370
Inventories	4,989	5,261
Prepaid and other current assets	305	387
Total current assets	10,731	12,180

Property and equipment, net	500	352
Other non current assets	57	84
Investments	990	990
Total assets	$12,278	$13,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,427	$2,059
Current maturities of notes payable	37	37
Current maturities of notes payable - related party	431	709
Accrued expenses and other	1,094	1,622
Total current liabilities	2,989	4,427
Notes payable - net of current maturities	46	74
Notes payable - related party, net of current maturities	2,896	2,959
Total liabilities	5,931	7,460
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized,
no shares issued and outstanding)	-	-
Common stock, $0.005 par value (10,000,000 shares authorized,
3,016,758 shares issued)	15	15
Additional paid-in capital	56,304	56,304
Treasury stock, at cost (139,404 shares)	(1,501)	(1,501)
Accumulated deficit	(49,192)	(49,305)
Total eOn Communications Corp. stockholders' equity	5,626	5,513
Noncontrolling interest	721	633
Total stockholders' equity	6,347	6,146
Total liabilities and stockholders' equity	$12,278	$13,606

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

REVENUE
Products	$4,179	$3,922	$13,231	$13,654
Services	923	1,039	2,846	3,210
Net revenue	5,102	4,961	16,077	16,864

COST OF REVENUE
Products	3,232	3,182	10,429	10,784
Services	462	522	1,438	1,484
Cost of revenue	3,694	3,704	11,867	12,268
Gross profit	1,408	1,257	4,210	4,596

OPERATING EXPENSE
Selling, general and administrative	1,249	1,193	3,853	3,805
Research and development	63	149	268	361
Other operating expense (income), net	5	3	43	(14)
Total operating expense	1,317	1,345	4,164	4,152
Income (loss) from operations	91	(88)	46	444

OTHER INCOME (EXPENSE)
Interest income (expense), net	(113)	(20)	168	(102)
Total other income (expense)	(113)	(20)	168	(102)
Income (loss) before income taxes	(22)	(108)	214	342

Income tax expense (benefit)	6	(4)	13	14
Net income (loss)	(28)	(104)	201	328
Less: Net income (loss) attributable to noncontrolling interest	30	(57)	88	24
Net income (loss) attributable to common shareholders	$(58)	$(47)	$113	$304

COMPREHENSIVE INCOME
Net income (loss)	$(58)	$(47)	$113	$304
Realized gains on available-for-sale securities	-	-	-	5
Comprehensive income (loss)	$(58)	$(47)	$113	$309

Weighted average shares outstanding
Basic	2,877	2,874	2,877	2,871
Diluted	2,877	2,874	2,877	2,871

Basic income (loss) per share	$(0.02)	$(0.02)	$0.04	$0.11
Diluted income (loss) per share	$(0.02)	$(0.02)	$0.04	$0.11

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201	$328
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Stock-based compensation expense	-	3
Depreciation and amortization	71	77
Realized gain on available-for sale securities	-	(5)
Provision for doubtful trade accounts receivable	21	3
Imputed interest expense (benefit) on notes payable	(168)	101
Changes in net assets and liabilities:
Trade accounts receivable	563	1,467
Inventories	272	672
Prepaid and other assets	109	(104)
Trade accounts payable	(632)	(1,178)
Accrued expenses and other	(528)	(177)
Net cash provided by (used in) operating activities	(91)	1,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(219)	(163)
Net cash used in investing activities	(219)	(163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(201)	(168)
Proceeds from employee stock purchase plan	-	20
Net cash used in financing activities	(201)	(148)
Net increase (decrease) in cash and cash equivalents	(511)	876
Cash and cash equivalents, beginning of period	2,162	1,542
Cash and cash equivalents, end of period	$1,651	$2,418

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended April 30, 2013 and 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the "Company"). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2013, and for all periods presented.

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

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash equivalent instruments, primarily money market securities and U.S. Treasury Securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of April 30, 2013, the Company owns approximately four percent of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on the most recent stock issuances by Symbio SA in 2011 that the fair value of the Company’s investment in Symbio Investment Corporation may be less than the Company’s cost of $990,000. There are no quoted market prices for the Company’s investment in Symbio Investment Corporation, and sufficient information is not available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio Investment Corporation at April 30, 2013. Based on the Company’s evaluation of the near-term prospects of Symbio Investment Corporation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at April 30, 2013.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the nine months ended April 30, 2013 (in thousands):

Beginning fair value - August 1, 2012	$3,486
Imputed interest	366
Change in estimates	(537)
Interest benefit	(171)
Payments	(173)
Ending fair value - April 30, 2013	$3,142

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at April 30, 2013.

2.	Stock Based Compensation

Equity Incentive Plans

The Company's Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2013, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company's common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2013, there were no shares purchased by employees under the plan.

Stock-based compensation of $0 and $3,000 was recognized for the nine months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, the Company has no unrecognized compensation costs related to unvested stock options under the Plans. The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2013 was $0. All options outstanding were fully vested as of April 30, 2013. During the nine months ended April 30, 2013, no options to purchase stock were exercised.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2012 is as follows:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

Options at August 1, 2012	307,344	68,933	$11.19
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	(800)	1.40
Options at April 30, 2013	307,344	68,133	$11.30

3.	Revenue Recognition

The Company’s revenues from its six product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts

Millennium PBX System	Individual sale	-	-
eQueue Contact Center System	Individual sale	Individual sale	Individual sale
VOIP Telephones	Individual sale	-	-
Cortelco Products	Individual sale	-	-
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing	-	Individual sale	-

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

Symbio Investment Corp.

On August 1, 2007 and August 27, 2007, the Company made strategic investments in Symbio Investment Corporation of $500,000 and $400,000 for 250,000 and 200,000 shares, respectively, or a total of approximately 4% of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate twenty percent investment in Symbio SA Symbio S.A.'s principal business Is to provide outsourced Information technology and research and development services globally at sites located In the United States, Finland, Sweden, China and Taiwan. Symbio Investment Corporation is a privately held entity and the Company accounts for its investment by the cost method.

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

In 2007 David Lee was appointed to the board of directors of Symbio S.A. and has been elected Chairman. eOn was granted a total of 45,000 shares of Symbio Investment Corporation stock as compensation for Mr. Lee's services. These shares have been valued at $90,000, and have been recorded as an increase in investments and a capital contribution by David Lee, in 2009.

5.	Inventories

Inventories consist of the following (in thousands):

	April 30,	July 31,
	2013	2012

Raw materials and purchased components	$1,394	$1,151
Finished goods	5,753	6,249
Total	7,147	7,400
Obsolescence reserve	(2,158)	(2,139)
Inventories	$4,989	$5,261

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $3,142,000 at April 30, 2013 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $112,000 of imputed interest expense during the three months ended April 30, 2013 and $171,000 of imputed interest benefit during the nine months ended April 30, 2013 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011; therefore, the total obligation is included in short-term notes payable. The present value of the note payable at April 30, 2013 is approximately $185,000.

7.	Product Warranties

The Company generally provides customers a one year product warranty from the date of purchase for the Millennium and eQueue product lines. Warranty for the Cortelco product line ranges from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.6% - 2.4% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2013 and 2012 (in thousands):

	2013	2012

Beginning balance	$166	$185
Warranty cost incurred	(81)	(92)
Accrued warranty cost	68	78
Ending balance	$153	$171

8.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2013, four customers accounted for approximately 42% of total accounts receivable and individually 16%, 9%, 9% and 8% of the total accounts receivable. At April 30, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 15%, 12%, 9%, 8% and 8% of the total accounts receivable. For the nine months ended April 30, 2013, four customers accounted for approximately 40% of total revenue and individually 16%, 13%, 7%, and 4% of total revenue. For the nine months ended April 30, 2012, four customers accounted for approximately 46% of total revenue and individually 16%, 14%, 11%, and 5% of total revenue.

(b)	Commitments

At April 30, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,934,000.

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

CSPR has a $800,000 revolving line of credit, none of which was drawn on as of April 30, 2013, secured by trade accounts receivable and inventories which bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2013.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. Management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and April 30, 2013.

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

Segment reporting for activity as of and for the three and nine months ended April 30, 2013 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months

Revenue	$323	$983	$2,871	$8,353	$1,908	$6,741	$5,102	$16,077
Income (loss) from operations	(83)	(387)	111	251	63	182	91	46
Total assets	-	1,661	-	7,262	-	3,355	-	12,278
Capital expenditures	-	-	3	122	56	97	59	219
Allowance for doubtful accounts	-	106	-	17	-	161	-	284
Depreciation and amortization	1	4	13	34	14	33	28	71

Segment reporting for activity as of and for the three and nine months ended April 30, 2012 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months

Revenue	$360	$1,266	$2,980	$9,813	$1,621	$5,785	$4,961	$16,864
Income (loss) from operations	(126)	(463)	156	855	(118)	52	(88)	444
Total assets	-	2,008	-	7,372	-	3,192	-	12,572
Capital expenditures	-	-	63	81	27	82	90	163
Allowance for doubtful accounts	-	307	-	16	-	52	-	375
Depreciation and amortization	1	4	6	24	18	49	25	77

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Substantially all of the Company’s assets are located in the United States and the Commonwealth of Puerto Rico.

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

On April 1, 2009, the Company acquired Cortelco for up to $11,000,000 in cash. Cortelco merged with a newly formed wholly-owned subsidiary of eOn and is now a wholly-owned subsidiary of eOn. In exchange for all of the outstanding shares of Cortelco stock, Cortelco shareholders received an initial aggregate payment of $500,000 and a note payable for $10,500,000 (the “Cortelco Note”). The Cortelco Note is non-interest bearing and is to be repaid based primarily upon the level of Cortelco earnings and all Cortelco shareholders are eligible to receive quarterly payments thereunder in cash until the full consideration has been paid. The fair value of the Cortelco Note payable obligation assumed on the April 1, 2009 acquisition date was estimated using a discounted cash flow method, and together with approximately $124,000 in acquisition costs, resulted in a total purchase price of $5,054,000. As of April 30, 2013, the Company has made payments of approximately $3,128,000 to former Cortelco shareholders for the acquisition, including the initial aggregate payment of $500,000. David Lee, Chairman of eOn, was the Chairman and the controlling shareholder of Cortelco at the date of acquisition.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Results of Operations

For the Three Months Ended April 30, 2013 compared to the Three Months Ended April 30, 2012

Net Revenue

Net revenue increased by approximately 3% to $5,102,000 for the three months ended April 30, 2013 compared to $4,961,000 for the same period of the previous year. The increase was primarily attributable to increased revenues of approximately $287,000 in the Company’s Puerto Rico product lines. The increase is partially offset by revenue decreases of approximately $146,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit increased approximately 12% to $1,408,000 for the three months ended April 30, 2013 from $1,257,000 for the same period of the previous year. The increase was primarily attributable to increased Puerto Rico gross profit when compared to the same period of the previous year. Gross profit percent increased to approximately 28% for the three months ended April 30, 2013 compared with gross profit percent of approximately 25% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 5% to $1,249,000 for the three months ended April 30, 2013, from $1,193,000 for the same period of the previous year. The increase is primarily due to additional cost associated with new product offerings and increased employee health care expense.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 58% to $63,000 for the three months ended April 30, 2013 from $149,000 for the same period of the previous year. Research and development expense for the current quarter reflect reductions in compensation related expenses and overhead expenses when compared to the same period of the previous year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other expense was $5,000 for the three months ended April 30, 2013 compared to expense of $3,000 for the same period of the previous year.

Interest Income (Expense), net

Interest expense was $113,000 for the three months ended April 30, 2013 compared to interest expense of $20,000 for the same period of the previous year. Interest expense in the current period includes $112,000 of imputed interest expense on the Cortelco Note.

Income Tax Expense (Benefit)

Income tax expense for the three months ended April 30, 2013 was $6,000 compared to income tax benefit of $4,000 for the same period of the previous year. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2013.

For the Nine Months Ended April 30, 2013 compared to the Nine Months Ended April 30, 2012

Net Revenue

Net revenue decreased by approximately 5% to $16,077,000 for the nine months ended April 30, 2013 compared to $16,864,000 for the same period of the previous year. The decrease was attributable to decreased revenues of approximately $1,743,000 in the Company’systems and telephony product lines compared to the same period of the previous year. The decrease is partially offset by revenue increases of $956,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our systems. Gross profit decreased approximately 8% to $4,210,000 for the nine months ended April 30, 2013 from $4,596,000 for the same period of the previous year. Decreases in Cortelco, eQueue and Millennium gross profit was partially offset by an increase in CSPR gross profit for the nine months ended April 30, 2013 when compared to the same period of the previous year. Gross profit percent decreased to approximately 26% for the nine months ended April 30, 2013 compared with gross profit percent of approximately 27% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 1% to $3,853,000 for the nine months ended April 30, 2013, from $3,805,000 for the same period of the previous year.

Research and Development

Research and development expense consists primarily of personnel and related facility costs for our engineering staff. Research and development expenses decreased approximately 26% to $268,000 for the nine months ended April 30, 2013 from $361,000 for the same period of the previous year. Research and development expense for the current period reflects reductions in compensation related expenses and overhead expenses when compared to the same period of the previous year.

Other Operating Expense (Income), net

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other expense was $43,000 for the nine months ended April 30, 2013 compared to income of $14,000 for the same period of the previous year.

Interest Income (Expense), net

Interest income was $168,000 for the nine months ended April 30, 2013 compared to interest expense of $102,000 for the same period of the previous year. Interest income in the current period includes $171,000 of imputed interest benefit on the Cortelco Note, of which approximately $537,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended April 30, 2013 and 2012 totaled $13,000 and $14,000, respectively. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2013.

Net Income

Net loss was $58,000 for the three months ended April 30, 2013 compared to net loss of $47,000 for the three month period in the previous year. Net income was $113,000 for the nine months ended April 30, 2013 compared to net income of $304,000 for the nine month period in the previous year due to fluctuations in gross margins and expenses explained above.

Liquidity and Capital Resources

As of April 30, 2013, the Company had cash and cash equivalents of $1,651,000 and working capital of $7,742,000.

Our operating activities resulted in a net cash outflow of $91,000 for the nine months ended April 30, 2013 compared to a net cash inflow of $1,187,000 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects lower trade accounts payable and accrued expenses partially offset by lower trade accounts receivable, inventories and prepaid assets. The net operating cash inflow for the prior year period primarily reflects net income (adjusted for non-cash items), lower accounts receivable and inventories partially offset by lower trade accounts payable and accrued expenses.

Our investing activities resulted in a net cash outflow of $219,000 for the nine months ended April 30, 2013 compared to a net cash outflow of $163,000 for the same period of the previous year. Cash used in investing activities for the nine months ended April 30, 2013 was a result of net cash used for purchases of property and equipment. Cash used in investing activities for the same period of the previous year was a result of net cash used for purchases of property and equipment.

Our financing activities resulted in a cash outflow of $201,000 for the nine months ended April 30, 2013 compared to a cash outflow of $148,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on notes payable. Cash used in financing activities in the prior period reflects payments on notes payable.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities resulting in an accumulated deficit of $49,192,000. As of April 30, 2013 the Company had $1,651,000 in cash and cash equivalents to fund operations.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2013. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $800,000 revolving line of credit, none of which was drawn on as of April 30, 2013, secured by trade accounts receivable and inventories which bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2013. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Concentrations, Commitments and Contingencies

(a)           Customer Concentrations

At April 30, 2013, four customers accounted for approximately 42% of total accounts receivable and individually 16%, 9%, 9% and 8% of the total accounts receivable. At April 30, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 15%, 12%, 9%, 8%, and 8% of the total accounts receivable. For the nine months ended April 30, 2013, four customers accounted for approximately 40% of total revenue and individually 16%, 13%, 7%, and 4% of total revenue. For the nine months ended April 30, 2012, four customers accounted for approximately 46% of total revenue and individually 16%, 14%, 11%, and 5% of total revenue.

(b)           Commitments

At April 30, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,934,000.

(c)           Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $530,000 as of July 31, 2012, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $80,000 as of July 31, 2012 and April 30, 2013.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 4. – Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

None.

Item 1A. – Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

(A) Exhibits.

Exhibit No.	Description
31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: June 14, 2013	/s/Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

