Form 10-K
period 2013-07-31
EON COMMUNICATIONS CORP
filed 2013-11-12
CIK 1084752

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,868,416 based upon the closing sale price as reported by the NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2013).

2,891,613 shares of Common Stock, par value $0.005, were outstanding as of September 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,382 shares of common stock of Cortelco Systems Puerto Rico, Inc. ("CSPR") from David S. Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The consideration for the CSPR shares consisted of (i) 90,959 Company shares of stock, issued to Mr. Lee effective June 9, 2010, (ii) a cash payment of $185,511.34, payable in three annual installments, with the initial installment due on June 9, 2011, (iii) and the right to share in sales proceeds received by the Company if the Company sold the CSPR shares on or before June 9, 2013 for a price that is more than the Company paid for the shares. Mr. Lee requested deferral of the cash payments due totaling $185,511.34 and this amount continues to be owed by the Company to Mr. Lee. The company has not sold the CSPR shares, so no payment is due under (iii) in the preceding sentence. The number of eOn shares issued to Mr. Lee was calculated based on the average closing price of eOn Shares for thirty (30) trading days ending on June 8, 2010. The Company has the right to require Mr. Lee to repurchase the CSPR shares at the price paid by the Company on or after June 9, 2013, but before June 9, 2014. The purchase, combined with shares already owned by the Company, establishes eOn Communications as the majority shareholder of Cortelco Systems Puerto Rico.

On July 31, 2013, the Company sold the rights for the purchase, sale and licensing of its Millennium, eQueue and eConn product lines and related inventories to PiOn, Incorporated (“PiOn”) located in Manchester, New Hampshire. The divestiture is consistent with the Company’s plan to discontinue marketing efforts in the PBX and call center telecommunications systems segment and focus on IP voice and security endpoints within its Cortelco business segment. Under terms of the sale, the Company received cash proceeds of approximately $48,000 (received in August 2013), assigned approximately $52,000 in deferred revenue liabilities to the buyer and will receive up to three years of royalty payments based on future sales of products included in the Millennium, eQueue, and eConn product lines. Royalty payments over the contractual period are to be received 30 days after each calendar quarter with royalty revenue recognized when earned. The transaction resulted in a loss on sale of approximately $286,000, which is included in the consolidated statements of income in income from discontinued operations. Due to the full valuation allowance and historical net losses experienced by the communications systems and services business segment, no income tax expense has been attributed to this segment.

The Company’s principal executive offices are located at 1703 Sawyer Road, Corinth, Mississippi 38834. The telephone number at that address is

(800) 955-5321. The Company also has offices located in San Jose, CA and Caguas, Puerto Rico.

BUSINESS OVERVIEW

On July 31, 2013, eOn sold the rights for the purchase, sale and licensing of its Milennium, eQueue and eConn product lines and related inventories to PiOn, Inc., a subsidiary of Professional Inbound, Inc., d/b/a Professional Teledata (“PiOn”). eOn has agreed with PiOn that it will not sell products or offer services that are competitive with the eOn Products for a period of five years. The purpose of this sale is to permit the Company to discontinue marketing efforts in the PBX and call center telecommunications systems segment and focus on IP voice and security endpoints within the Cortelco subsidiary. Upon conclusion of the sale to PiOn, eOn no longer offers any products directly, but all Company products are now offered and sold through eOn’s subsidiaries, Cortelco and CSPR.

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

Cortelco Products

The telephone industry has evolved in recent years with cordless telephones, cell phones, VOIP and other computer based voice/data products broadening their scope of application. Most homes in the United States have moved to cordless products and have perhaps one corded or wired telephone. Despite the decline in the number of corded telephones in the residential market, there has been less migration to cordless and cellular in the business/commercial, government and institutional applications. Cortelco is an industry leader that markets traditional design/style single line corded telephones and IP phones. In order to maintain this leadership, Cortelco must leverage its existing business relationships and introduce new products that address the needs of the converging communications marketplace.

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

CUSTOMERS

During fiscal year 2013, the Company recognized revenue from the federal government of $60,000, or .3% of total revenue. Revenue from four major distributors was $8,708,000 or 42% of net revenue for the year ended July 31, 2013. Revenues from two of these distributors, were $3,358,000 and $2,904,000 or 16% and 14%, respectively, of the net revenue for the year ended July 31, 2013.

STRATEGY

Key elements of our strategy for future growth are as follows:

•	Maintain and Develop Strategic Relationships

The Company believes that it is critical that strategic relationships with major distributors be maintained and enhanced. The Company seeks new relationships that fit and do not create conflicting efforts within its distributor network. In the highly competitive telephony business, Cortelco sells both traditional and IP products which enable the Company to enjoy good baseline revenue while at the same time establishing itself in the emerging IP market. Product sales are based on a reputation for quality and service that has been built over many years.

•	Production and Logistics

Unlike many providers of telephony products, the Company has extensive warehouse, shipping, repair, and final assembly capabilities at our Corinth, MS facility. This enables us to provide a level of service many of our competitors can not.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

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

Cortelco has introduced new SIP (Session Initiation Protocol) VoIP telephones to expand our Internet Protocol (IP) family of products, which have been certified to comply with equipment manufactured by the largest IP network equipment supplier in the United States. Further expansion of the IP family of products is planned.

•	IP Security

Cortelco has introduced new IP based access control and paging products.

SALES AND MARKETING

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

EMPLOYEES

As of July 31, 2013, we had 75 employees. All of our employees are in the United States (including 48 in Puerto Rico). The mix of employees was 18 in sales and marketing, 17 in general and administration, and 40 in manufacturing and distribution. The Company also utilizes temporary employees, independent contractors, and part-time employees as needed. None of our employees are represented by a labor union and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth information about our Directors and Executive Officers:

NAME	AGE	POSITION
David S. Lee	76	Chairman and Director

Stephen Swartz	58	Principal Executive Officer

Lee M. Bowling	58	Chief Financial Officer

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

As of July 31, 2013, eOn sold its products to PiOn in consideration of an initial cash payment and future royalty payments from PiOn’s future sales of these products. As a result, the Company’s future profitability is now dependent upon the revenues generated by the Company’s subsidiaries, Cortelco and CSPR, and royalty payments from PiOn. Royalty payments are due only when and if eOn Products are sold by PiOn, so the amount of such future payments is uncertain.

Downturns in the U.S. and Puerto Rico economies adversely affect operating results.

 Weakness in the U.S. and Puerto Rico economies has had a negative effect on our operating results.  In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure and customer turnover.  Worsening economic conditions or a prolonged or recurring recession could adversely affect our operating results.  Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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

As of September 30, 2013, our executive officers, directors and principal stockholders and their affiliates beneficially owned 861,669 shares, or 29.3% of the outstanding shares of common stock. Thus, they effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders. We also conduct transactions with businesses in which our principal stockholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

Aggregate annual rental payments for the Company’s facilities are approximately $242,000. The Company’s current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

As of the date eOn became the majority shareholder of CSPR, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $551,000 as of August 21, 2013, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $96,000 as of July 31, 2013 and 2012.

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

QUARTER ENDED	HIGH	LOW
July 31, 2013	$0.98	$0.71
April 30, 2013	$1.02	$0.71
January 31, 2013	$1.09	$0.70
October 31, 2012	$1.10	$0.77

July 31, 2012	$1.40	$0.85
April 30, 2012	$1.73	$1.20
January 31, 2012	$1.99	$1.00
October 31, 2011	$1.78	$1.35

The prices in the table above represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders

As of September 30, 2013, there were approximately 225 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,800 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal 2013 and 2012, we did not declare any cash dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

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

Stock Repurchases in the Fourth Quarter

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

eOn is a provider of communications solutions. Backed with over 20 years of telecommunications engineering expertise, the Company’s solutions enable its customers to use technologies in order to communicate more effectively.

On July 31, 2013, the Company sold the rights for the purchase, sale and licensing of its Millennium, eQueue and eConn product lines and related inventories to PiOn, Incorporated (“PiOn”) located in Manchester, New Hampshire. PiOn is a subsidiary of Professional Inbound, Inc., d/b/a Professional Teledata, Inc. The divestiture is consistent with the Company’s plan to discontinue marketing efforts in the PBX and call center telecommunications systems segment and focus on IP voice and security endpoints within its Cortelco business segment. In accordance with the sale, all revenues and expenses of this operating segment are included in discontinued operations for all periods presented.

The Company completed its acquisition of Cortelco on April 1, 2009. For additional information, refer to the amended and restated Merger Agreement among the Company, Cortelco Holding, and a subsidiary of the Company, setting forth the terms and conditions of the acquisition, filed as an exhibit to the Company 8-K dated as of December 18, 2008. Cortelco, eOn’s wholly owned subsidiary, provides customer premise equipment (CPE) commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco has formed strategic alliances with distributors and provides the support needed to supply customers with quality sales, marketing, customer service, technical support, and training.

eOn is the majority shareholder of CSPR. CSPR’s operations include the sale and service of integrated communications systems, data equipment, security products and telephony billing services.

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

Product Warranties

We generally provide customers a one year product warranty from the date of purchase. Warranties for the Cortelco and CSPR product lines range from one to five years based on the product purchased. We estimate the costs of satisfying warranty claims based on analysis of past claims experience and provide for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 1.0% of product revenues, has historically been comprised of materials and direct labor costs. We perform quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

See Note 11 Stock - Based Compensation to the consolidated financial statements for further information regarding ASC Topic 718, Stock Compensation.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses from inception through fiscal year 2013, the Company has available net operating loss (“NOL”) carry-forwards of approximately $28,000,000.

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

RESULTS OF OPERATIONS

The following table presents our statements of income expressed as a percentage of net revenues for fiscal years 2013 and 2012:

	For the Years Ended July 31,
	2013	2012

Net revenue	100.0%	100.0%
Cost of revenue	76.7%	75.9%
Gross profit	23.3%	24.1%

Operating expense:
Selling, general and administrative	23.8%	22.9%
Other	0.1%	0.1%
Total operating expense	23.9%	23.0%
Income (loss) from operations	(0.6)%	1.1%
Interest income (expense), net	1.5%	(0.8)%
Income from continuing operations before income taxes	0.9%	0.3%
Income tax expense from continuing operations	0.1%	0.1%
Income from continuing operations	0.8%	0.2%
Income from discontinued operations	0.3%	2.2%
Net income	1.1%	2.4%
Less: net income attributable to the noncontrolling interest	0.7%	0.2%
Net income attributable to eOn Communications Corp. shareholders	0.4%	2.2%

NET REVENUE

Revenue is comprised of product revenue generated by our Cortelco and CSPR product lines and maintenance and professional service revenue generated by our CSPR operations. Net revenue from continuing operations decreased approximately .4% to $20,586,000 for the year ended July 31, 2013 from $20,671,000 for the previous fiscal year. Additional CSPR revenue is offset by lower Cortelco revenue compared to the prior year.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our phones and systems. Gross profit from continuing operations decreased approximately 4% to $4,806,000 for the year ended July 31, 2013 compared to $4,992,000 for the previous fiscal year. The decrease in gross profit reflects lower Cortelco gross profit partially offset by higher CSPR gross profit. Our gross margins were 23% and 24% for fiscal years 2013 and 2012, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses from continuing operations were $4,902,000 for the year ended July 31, 2013, an increase of 4% from $4,730,000 in the prior fiscal year. The increase reflects higher personnel costs, marketing and other administrative expenses.

OTHER EXPENSE

Other expense is primarily comprised of bank service charges, franchise taxes, currency differences and gains or losses from disposal of fixed assets. Other expense was $24,000 in fiscal 2013 compared to $25,000 in fiscal year 2012.

INTEREST INCOME (EXPENSE), NET

Interest Income was $306,000 in fiscal year 2013 compared to interest expense of $160,000 in fiscal year 2012. Fiscal year 2013 reflects imputed interest expense of $487,000 offset by imputed interest income of ($796,000) on the notes payable to the former Cortelco shareholders compared to imputed interest expense of $518,000 and imputed interest income of ($368,000) in fiscal year 2012 on the notes payable to the former Cortelco shareholders. Interest expense on the notes payable was imputed at 15.22%. Imputed interest income resulted from changes in the estimated timing of future payments required on the notes payable to former Cortelco shareholders.

INCOME TAX EXPENSE

Income tax expense totaled $20,000 in fiscal 2013 and $20,000 in fiscal 2012. Income tax expense differed from tax expense at the statutory federal income tax rate due primarily to state income taxes and the change in valuation allowance established.

DISCONTINUED OPERATIONS

Discontinued operations represent reclassification of operating results, including loss on sale, of our eQueue, Millennium, and eConn product lines. The Sale was completed in fiscal year 2013. We have reclassified current and prior period operating results, including the loss on the sale, to discontinued operations.

NET INCOME

Net income was $68,000 in fiscal year 2013 compared to net income of $464,000 in fiscal year 2012. Reported net income has been materially impacted by the imputed interest income (expense) due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, the Company had cash and cash equivalents of $1,778,000 compared to $2,162,000 as of July 31, 2012. The decrease in cash and cash equivalents of $384,000 during fiscal year 2013 was primarily attributable to higher accounts receivable, higher inventories, lower accrued expenses, purchases of equipment and repayments of notes partially offset by lower prepaid assets and higher accounts payable. The Company had a working capital balance of $7,736,000 at July 31, 2013.

Our operating activities resulted in net cash inflows of $113,000 for fiscal year 2013 compared to net cash inflows of $1,002,000 for fiscal year 2012. The decrease in net operating cash flow for the current fiscal year primarily reflects net income (adjusted for non cash items) for the year, higher accounts receivable, higher inventories and lower accrued expenses partially offset by lower prepaid assets and higher accounts payable.

Cash flows from the sale of discontinued operations are reported in net cash provided by operating activities. The cash flows from the sale of discontinued operations consists of the sale of inventories of approximately $386,000 partially offset by receivable from sale of business of approximately $48,000 and assignment of approximately $52,000 of deferred revenue liabilities to the buyer. Cash flows from discontinued operations are not expected to be material in the future.

Our investing activities resulted in net cash outflows of $288,000 for fiscal year 2013 compared to net cash outflows of $232,000 in fiscal year 2012. Cash used in investing activities for fiscal year 2013 and 2012 was for capital expenditures.

Our financing activities resulted in net cash outflows of $209,000 in fiscal year 2013 compared to net cash outflows of $150,000 in fiscal year 2012. Cash used in financing activities during fiscal year 2013 was attributable to payments on the Cortelco Note and CSPR third party note. Cash used in financing activities during fiscal year 2012 was attributable to payments on the Cortelco Note partially offset by purchases under the Employee Stock Purchase Plan.

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

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities resulting in an accumulated deficit of $49,237,000. The Company recorded net income of $68,000 in fiscal year 2013. As of July 31, 2013, the Company had $1,778,000 in cash and cash equivalents available to fund operations.

The Company is largely dependent on available cash and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit based on an asset formula involving accounts receivable and inventory up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2013. The line of credit is secured by substantially all of Cortelco’s assets. The loan’s interest rate is floating based on LIBOR and expires December 15, 2013. CSPR has a $800,000 revolving line of credit secured by trade accounts receivable and bears interest at 2% over prime. The line of credit, none of which was drawn on as of July 31, 2013, is subject to certain covenant requirements and expires November 30, 2013. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand, short-term marketable securities, and the lines of credit plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to non-cancelable operating lease agreements for office and warehouse space and inventory purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at July 31, 2013 are as follows (in thousands):

	Payments Due by Period for the Years Ending July 31,
	Total	2014	2015	2016	2017	2018	Thereafter

Notes payable (1)	$8,132	$374	$546	$630	$604	$550	$5,428
Operating leases (2)	672	110	116	112	111	111	112
Purchase obligations (3)	1,072	1,072	-	-	-	-	-
Total	$9,876	$1,556	$662	$742	$715	$661	$5,540

(1)	Actual payments under the note payable to Cortelco shareholders (“Cortelco Note”), which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

(2)	Non-cancelable operating leases do not include payments due under renewals to the original lease term.

(3)	Outstanding commitments for purchases of inventory under open purchase orders.

The Company leases approximately 77,236 square feet of office and warehouse space in Corinth, Mississippi. The month-to-month lease has monthly rent of approximately $11,500 and is not subject to a formal lease agreement or term.

CSPR leases approximately 17,236 square feet of office and warehouse space from the Puerto Rico Industrial Development Company. The lease expires in August 2019 and has monthly rent of approximately $8,600.

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

At the time the Company became the majority shareholder, CSPR had a contingent liability associated with a property tax audit. The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $551,000 as of August 21, 2013, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $96,000 as of July 31, 2013 and 2012.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

eOn Communications Corporation

We have audited the accompanying consolidated balance sheets of eOn Communications Corporation and Subsidiaries (the "Company") as of July 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Horne LLP

Ridgeland, Mississippi

November 12, 2013

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of July 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$1,778	$2,162
Trade accounts receivable, net of allowance of $285 and $555, respectively	4,521	4,370
Inventories	5,026	5,261
Prepaid and other current assets	257	387
Total current assets	11,582	12,180
Property and equipment, net	503	352
Other non current assets	40	84
Investments	990	990
Total assets	$13,115	$13,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,297	$2,059
Current maturities of notes payable	37	37
Current maturities of notes payable - related parties	330	709
Accrued expenses and other	1,182	1,622
Total current liabilities	3,846	4,427
Notes payable, net of current maturities	37	74
Notes payable - related parties, net of current maturities	2,859	2,959
Total liabilities	6,742	7,460

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	-	-
Common stock, $0.005 par value (10,000,000 shares authorized, 3,016,758 shares issued)	15	15
Additional paid-in capital	56,305	56,304
Treasury stock, at cost (139,084 and 139,404 shares, respectively)	(1,497)	(1,501)
Accumulated deficit	(49,237)	(49,305)
Total eOn Communications Corp. stockholders' equity	5,586	5,513
Noncontrolling interest	787	633
Total stockholders' equity	6,373	6,146
Total liabilities and stockholders' equity	$13,115	$13,606

See accompanying notes to the consolidated financial statements.

eOn Communications Corporation AND SUBSIDIARIES

Consolidated Statements of INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2013	2012
REVENUE
Products	$17,396	$17,325
Services	3,190	3,346
Net revenue	20,586	20,671

COST OF REVENUE
Products	13,854	13,424
Services	1,926	2,255
Cost of revenue	15,780	15,679
Gross profit	4,806	4,992

OPERATING EXPENSE
Selling, general and administrative	4,902	4,730
Other	24	25
Total operating expense	4,926	4,755
Income (loss) from operations	(120)	237

OTHER INCOME (EXPENSE)
Interest income (expense), net	306	(160)
Total other income (expense)	306	(160)
Income from continuing operations before income taxes	186	77

Income tax expense from continuing operations	20	20
Income from continuing operations	166	57

DISCONTINUED OPERATIONS
Income from discontinued operations	56	455
Net income	222	512
Less: Net income attributable to the noncontrolling interest	154	48
Net income attributable to common shareholders	$68	$464

Weighted average shares outstanding:
Basic	2,877	2,873
Diluted	2,877	2,873

Basic and diluted income per share
Continuing operations	$-	$-
Discontinued operations	0.02	0.16
Total	$0.02	$0.16

Comprehensive income
Net income	$222	$512
Other comprehensive loss	-	(5)
Comprehensive income	$222	$507

See accompanying notes to the consolidated financial statements.

eOn Communications Corporation AND SUBSIDIARIES

Consolidated StatementS of Cash flows

(In thousands)

	For the Years Ended July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	286	-
Stock-based compensation expense	4	7
Depreciation and amortization	134	105
Provision for doubtful trade accounts receivable	23	46
Provision for obsolete inventory	40	119
Loss (gain) on disposal of fixed assets	3	(2)
Imputed interest expense on notes payable	(306)	158
Other	-	(5)

Changes in net assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(126)	759
Inventories	(191)	136
Prepaid and other assets	174	(155)
Trade accounts payable	238	(601)
Accrued expenses and other	(388)	(77)
Net cash provided by operating activities	113	1,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(288)	(232)
Net cash used in investing activities	(288)	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(210)	(168)
Proceeds from sale of treasury stock	1	-
Proceeds from employee stock purchase plan	-	18
Net cash used in financing activities	(209)	(150)

Net increase (decrease) in cash and cash equivalents	(384)	620
Cash and cash equivalents, beginning of period	2,162	1,542
Cash and cash equivalents, end of period	$1,778	$2,162

Non cash investing and financing activity:
Note payable for purchase of equipment	$-	$111
Receivable from sale of business	$48	$-
Supplemental cash flow information:
Income taxes paid	$12	$60

See accompanying notes to the consolidated financial statements.

eOn Communications Corporation and SUBSIDIARIES

Consolidated Statements of stockholders’ equity

(In thousands, except share amounts)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance at July 31, 2011	3,003,985	$15	$56,281	(139,580)	$(1,503)	$(49,769)	$5	$585	$5,614

Issuance of common stock under employee stock purchase plan	12,773		18						18

Stock-based compensation expense, stock options and ESPP			7						7

Reissuance of treasury stock			(2)	176	2				-

Comprehensive income:
Other							(5)		(5)
Net income						464		48	512

Comprehensive income									507

Balance at July 31, 2012	3,016,758	15	56,304	(139,404)	(1,501)	(49,305)	-	633	6,146

Stock-based compensation expense, stock options and ESPP			4						4

Reissuance of treasury stock			(3)	320	4				1

Comprehensive income:
Net income						68		154	222

Comprehensive income									222

Balance at July 31, 2013	3,016,758	$15	$56,305	(139,084)	$(1,497)	$(49,237)	$-	$787	$6,373

See accompanying notes to the consolidated financial statements.

eOn Communications Corporation AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended July 31, 2013 and 2012

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation, Cortelco acquired on April 1, 2009, and CSPR control of which was acquired on June 9, 2010. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories consist of phones and component parts and are valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (FIFO) method. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis and any changes in valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the assets, generally three to five years. Maintenance and repair costs are charged to expense as incurred.

(f)	Investments

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

(g)	Stock Compensation Plans

The Company accounts for stock-based compensation under ASC Topic 718, Stock Compensation (“Topic 718”). Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Topic 718 also required the benefits of tax deductions in excess of recognized compensation cost to be recorded as financing cash flows.

(h)	Product Warranties

Warranties for the Cortelco and CSPR product lines range from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 1.0% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

(i)	Income Taxes

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

(j)	Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts

Cortelco Products	Individual sale	-	-

CSPR Products	Individual sale	Individual sale	Individual sale

CSPR Telephony Billing	-	Individual sale	-

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

(k)	Earnings Per Share

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

(l)	Fair Value of Financial Instruments

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

The following table presents information about the liabilities recorded at fair value at July 31, 2013, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2013
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable	Total at
	Identical Assets	Inputs	Inputs	July 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Notes payable-related parties	$-	$-	$3,189	$3,189

Total	$-	$-	$3,189	$3,189

The following table presents information about the liabilities recorded at fair value at July 31, 2012, in the balance sheets (in thousands):

	Fair Value Measurements at July 31, 2012
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable	Total at
	Identical Assets	Inputs	Inputs	July 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Notes payable-related parties	$-	$-	$3,668	$3,668

Total	$-	$-	$3,668	$3,668

As of July 31, 2013 the Company owns approximately four percent of Symbio Investment Corp. Symbio Investment Corp. is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on recent stock issuances by Symbio S.A. in 2012, that the fair value of the Company’s investment in Symbio may be less than the Company’s cost of $990,000. There are no quoted market prices for the Company’s investment in Symbio Investment Corp., and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. Accordingly, the Company has not estimated the fair value of its investment in Symbio Investment Corp. at July 31, 2013. Based on the Company’s evaluation of the near-term prospects of Symbio Investment Corp. and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any potential impairment to be other-than-temporary at July 31, 2013.

The notes payable – related parties is primarily due to the note payable to former Cortelco shareholders (See Note 8) which is valued using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy.

The following represents transactions related to the note payable for the years ended July 31, 2013 and 2012 (in thousands).

	2013	2012
Beginning fair value	$3,486	$3,504
Imputed interest	487	518
Change in estimates	(796)	(368)
Interest (income) expense	(309)	150
Payments	(173)	(168)
Ending fair value - July 31	$3,004	$3,486

(m)	Estimates

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

(n)	Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2013 and 2012 were not significant.

(o)	Segment Reporting

The Company operates in two business segments: Telephony Products and Puerto Rico. Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance.

(p)	Reclassification

Certain amounts in the July 31, 2012 consolidated financial statements have been reclassed to conform to the July 31, 2013 consolidated financial statement presentation.

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

Revenue from four major distributors of Cortelco was $8,708,000 or 42% of revenue during fiscal year 2013 and $10,105,000 or 45% of revenue for the fiscal year ended July 31, 2012. Revenues from two of these distributors were $3,358,000 and $2,904,000 or 16% and 14%, respectively of the net revenue for the year ended July 31, 2013. Revenues from three of these distributors were $3,518,000, $3,157,000 and $2,314,572 or 17%, 15% and 11%, respectively of the net revenue for the year ended July 31, 2012. As of July 31, 2013 and 2012, the Company had receivables from the federal government of $42,000 and $185,000, respectively. As of July 31, 2013 and 2012, the Company had receivables from four major distributors of $1,461,000 and $1,604,000, respectively. Two of these distributors accounted for 18% and 21% of trade accounts receivable at July 31, 2013 and 2012, respectively.

The Company purchases approximately 39% of its Cortelco phones from two major suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results. During fiscal year 2013 and 2012, purchases from these two suppliers totaled approximately $3,100,000 and $3,441,000, respectively. As of July 31, 2013 and 2012, the balances payable to these two suppliers were $126,000 and $227,000, respectively.

4.	Inventories

Inventories consist of the following as of July 31, 2013 and 2012 (in thousands):

	2013	2012

Raw materials and purchased components	$791	$1,151
Work in process	749	894
Finished goods	4,029	5,355
Total	5,569	7,400
Inventory obsolescence reserve	(543)	(2,139)
Total inventories	$5,026	$5,261

5.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of July 31, 2013 and 2012 (in thousands):

	2013	2012

Refundable facility deposits	$15	$13
Prepaid expenses	238	363
Other	4	11
Total	$257	$387

6.	Property and Equipment

Property and equipment consist of the following as of July 31, 2013 and 2012 (in thousands):

	2013	2012

Leasehold improvements	$69	$65
Equipment	595	663
Furniture and fixtures	151	151
Total	815	879
Less: accumulated depreciation	(312)	(527)
Property and equipment, net	$503	$352

7.	Accrued Expenses and Other

Accrued expenses and other consist of the following as of July 31, 2013 and 2012

(in thousands):

	2013	2012

Employee compensation	$208	$213
Vacation	31	56
Deferred income	76	467
Warranty reserve	156	166
Professional fees	137	147
Other	574	573
Total	$1,182	$1,622

The following table summarizes the activity related to the product warranty liability during fiscal years 2013 and 2012 (in thousands):

	2013	2012

Balance at beginning of period	$166	$185
Accruals for warranty liability	94	99
Warranty charges	(104)	(118)
Balance at end of period	$156	$166

8.	Notes Payable and Lines of Credit

Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on as of July 31, 2013. The line of credit expires December 15, 2013 and is secured by substantially all of Cortelco’s assets. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.

CSPR has a $800,000 revolving line of credit, none of which was drawn on as of July 31, 2013, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2013.

Included in notes payable is a note payable to a major supplier of CSPR, Cisco Systems, Inc., in the amount of $74,000 for the purchase of equipment. The note is non interest bearing and is to be paid monthly for the three year term of the note.

Included in notes payable – related parties is the note payable to Cortelco’s former shareholders (the “Cortelco Note”) for the acquisition of Cortelco on April 1, 2009. The Cortelco Note balance totaled $3,004,000 at July 31, 2013 and $3,486,000 at July 31, 2012. The fair value of the Cortelco Note was approximately $4,430,000 at the April 1, 2009 Cortelco acquisition date using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011, 2012 and 2013; therefore, the the total principal amount of the note is included in short-term notes payable. The present value of the note payable at July 31, 2013 is approximately $185,511.

The following table represents the present value of projected payouts for notes payable based on current assumptions (in thousands):

Fiscal year ending July 31,
2014	$366
2015	448
2016	443
2017	366
2018	287
Thereafter	1,353
$3,263

9.	Income Taxes

Income tax expense consisted of the following for the fiscal years ended July 31, 2013 and 2012 (in thousands):

	Fiscal year ended
	July 31, 2013	July 31, 2012
Current
Federal	$-	$-
State	20	20
	20	20
Deferred
Federal	-	-
State	-	-
	-	-
	$20	$20

A reconciliation between the income tax expense recognized in the Company's consolidated statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to income before income taxes for fiscal years 2013 and 2012 is as follows (in thousands):

	2013	2012

Income tax expense at federal statutory rate (35%)	$85	$186
State income taxes	13	13
Change in valuation allowance	382	(160)
Effect of tax rate differences and newly enacted tax rates in Puerto Rico	(245)	-
Imputed interest expense on notes payable - related parties	(193)	(32)
Other, net	(22)	13
Total income tax expense	$20	$20

The deferred tax effects of the Company's principal temporary differences at July 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Allowance for doubtful receivables	$105	$177
Inventories	227	858
Basis difference in property and equipment	(12)	(5)
Accrued warranty costs	87	50
Accrued expenses and other	123	115
Deferred revenue	-	(42)
Net operating loss carry-forwards	10,668	9,663
Valuation allowance	(11,198)	(10,816)
Total deferred tax asset	$-	$-

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns; to the extent that it is more likely than not that the deferred tax assets may not be realized, the Company has recorded a valuation allowance against its deferred tax assets at July 31, 2013 and 2012.

At July 31, 2013, the Company has federal and state net operating loss carry-forwards of approximately $28 million which expire on various dates through 2033. As a Puerto Rico corporation not doing business in the United States, CSPR is subject to Puerto Rico income taxes but is exempt from U.S. federal income taxes. CSPR has net operating loss carry-forwards totaling approximately $500,000 available to offset future taxable income of CSPR expiring at various dates through 2022.

Approximately $450,000 of CSPR’s net operating loss carry-forwards were generated in its assembly of telecommunication equipment business which is subject to a reduced income tax rate pursuant to an exemption granted under the tax code of the Commonwealth of Puerto Rico. Such NOL is limited in availability to offset future taxable income of CSPR’s assembly operations.

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

Equity Incentive Plans

No grants were made under the 1997 Equity Incentive Plan during fiscal years 2013 and 2012. The Board of Directors has declared that no future grants will be made under this plan.

During fiscal year 1999, the Board of Directors authorized up to an aggregate of 400,000 shares of the Company's common stock for issuance under the 1999 Equity Incentive Plan. No grants were made under the 1999 Equity Incentive Plan during fiscal years 2013 and 2012.

During fiscal year 2001, the Board of Directors authorized up to an aggregate of 100,000 shares of the Company’s common stock for issuance under the 2001 Equity Incentive Plan. Grants to officers or directors are prohibited under the terms of this plan. No options were issued under this plan during fiscal years 2013 and 2012.

Employee Stock Purchase Plan

During 1999, the board of directors adopted an Employee Stock Purchase Plan, which permits employees to purchase up to 50,000 shares of the Company's common stock. The plan was amended in 2005 to increase the number of shares available under the plan to 200,000. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During fiscal years 2013 and 2012, employees purchased -0- and 12,773 shares of common stock, respectively, under this plan.

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

Total stock-based compensation recognized for the year ended July 31, 2013 and 2012, related to stock options vested, stock grants and ESPP shares issued during the year totaled $4,000 and $7,000, respectively.

As of July 31, 2013, the Company has no unrecognized compensation costs related to unvested stock options outstanding under the Plans.

Activity in the Company’s stock option plans during fiscal years 2013 and 2012 is as follows:

	2013
			Weighted
	Shares		Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Beginning of year	307,344	68,933	$11.19
Granted	-	-	-
Exercised	-	-	-
Cancelled	8,600	(8,600)	7.07
End of year	315,944	60,333	$11.78

	2012
			Weighted
	Shares		Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Beginning of year	302,756	73,521	$10.80
Granted	-	-	-
Exercised	-	-	-
Cancelled	4,588	(4,588)	5.03
End of year	307,344	68,933	$11.19

Information regarding the stock options outstanding under the Company’s stock option plans at July 31, 2013 is summarized as follows:

		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at July 31,	Contractual	Exercise	at July 31,	Exercise
Range of Exercise Prices	2013	Life	Price	2013	Price
$ 5.01 — $10.00	30,000	2.9 years	7.15	30,000	7.15
$15.01 — $20.00	30,333	0.6 years	16.35	30,333	16.35
	60,333	1.7 years	$11.78	60,333	$11.78

The aggregate intrinsic value of both options outstanding and options exercisable as of July 31, 2013 was approximately $0.

11.	Related Parties

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

At the time of the second investment in Symbio Investment Corp. for $400,000, the Company received a put option from David Lee, Chairman of the Company, effective beginning January 1, 2008 and expiring January 1, 2011. In December 2010, the expiration of the put option was extended to January 1, 2013. In December 2012, the expiration of the put option was extended until January 1, 2015. The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio Investment Corp. for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2015, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares in 2007, David Lee was appointed to the board of directors of Symbio S.A. and has been elected chairman. eOn was granted 45,000 shares of Symbio Investment Corp. as compensation for Mr. Lee's services. These shares were valued at $90,000, and were recorded as an increase in investments and a capital contribution by David Lee, in 2009.

12.	Discontinued Operations

On July 31, 2013, the Company sold the rights for the purchase, sale and licensing of its Millennium, eQueue and eConn product lines and related inventories to PiOn, Incorporated (“PiOn”) located in Manchester, New Hampshire. The divestiture is consistent with the Company’s plan to discontinue marketing efforts in the PBX and call center telecommunications systems segment and focus on IP voice and security endpoints within its Cortelco business segment. Under terms of the sale, the Company received cash proceeds of approximately $48,000 (received in August 2013), assigned approximately $52,000 in deferred revenue liabilities to the buyer and will receive up to three years of royalty payments based on future sales of products included in the Millennium, eQueue, and eConn product lines. Royalty payments over the contractual period are to be received 30 days after each calendar quarter with royalty revenue recognized when earned. The transaction resulted in a loss on sale of approximately $286,000, which is included in the consolidated statements of income in income from discontinued operations. Due to the full valuation allowance and historical net losses experienced by the communications systems and services business segment, no income tax expense has been attributed to this segment.

The Company will continue to fulfill product orders and provide repair and refurbishment services for PiOn as part of an orderly transition from the Company’s Corinth, Mississippi warehouse to PiOn’s warehouse in Manchester, New Hampshire. The transition period will be no less than six months and can be extended indefinitely. The net cash flows expected to be received and paid by the Company related to the fulfillment, repair and refurbishment services during the transition period are not expected to be significant.

In accordance with the Company’s decision to exit the communications systems and services business segment, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented. Further, assets and liabilities related to the discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	July 31,	July 31,
	2013	2012
Assets of Discontinued Operations	$
Accounts receivable	106	$294
Inventories	-	543
Prepaid and other current assets	26	23
Property and equipment, net	20	25
	$152	$885
Liabilities of Discontinued Operations
Accounts payable	4	23
Accrued expenses and other	215	393
	$219	$416

Condensed results of operations for the discontinued operations for the years ended July 31, 2013 and 2012 are as follows (in thousands):

	For the Years Ended July 31,
	2013	2012
Revenues	$1,223	$1,826
Income from discontinued operations	342	455
Loss on sale of discontinued operations	(286)	-
Net income from discontinued operations	$56	$455

13.       Employee Savings Plan

Substantially all U.S. employees of the Company can participate in the Section 401(k) Safe Harbor Profit Sharing Plan and Trust (the “Plan”), a tax-qualified retirement plan. Under the provisions of the Plan, participants may contribute a percentage of their compensation, subject to limitations established by the Internal Revenue Service. The Company contributes 3% of employee compensation to the Plan. Discretionary contributions by the Company may be made to the profit sharing portion of the Plan in an amount specified by management annually. The Company maintained the eOn Communications Corporation Profit Sharing Savings Plan, which qualified under Section 401 of the Internal Revenue Code until January 31, 2011, when the assets were merged with the Plan. Company contributions made under both plans during fiscal 2013 and 2012 were $51,000 and $65,000, respectively.

CSPR provides its employees a savings plan. Under the terms of the savings plan, employees may contribute from 1% to 10% of pretax annual compensation not to exceed $9,000. No employer contributions are made to the savings plan.

14.       Commitments and Contingencies

(a)        Operating Leases

The Company is obligated under non-cancelable operating lease agreements for its warehouse, office facilities and certain office equipment. Future minimum annual lease payments at July 31, 2013 under non-cancelable operating lease agreements with remaining terms greater than one year are as follows (dollars in thousands):

Amount
2014	$110
2015	116
2016	112
2017	111
2018	111
Thereafter	112
Total	$672

Rent expense for operating leases for the years ended July 31, 2013 and 2012 totaled $248,000 and $242,000, respectively.

The Company currently shares office space and personnel with Symbio S.A. in San Jose, California. The Company is not assessed facility rent in exchange for utilization of shared employees.

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

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $551,000 as of August 21, 2013, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material. However, management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $96,000 as of July 31, 2013 and 2012.

15.       Segments

The Company’s reportable segments in fiscal year 2013 are Telephony Products and Puerto Rico, each of which offers different products and services in different geographic areas. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sale and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. During fiscal 2013, the Company disposed of its Communications Systems and Services segment and has reclassified its consolidated statements of income for fiscal year 2013 and 2012 to reflect operations of this segment as discontinued. Income from discontinued operations for fiscal 2012 totaled $455,000, which excludes approximately $920,000 of ongoing operating costs and expenses which were allocated to the Communications Systems and Services fiscal 2012 segment information disclosed below. For fiscal 2013, such ongoing operating costs and expenses are included in the Telephony Products operating segment.

Segment reporting for activity for the fiscal year ended and balances as of July 31, 2013 follows (in thousands):

	Telephony Products	Puerto Rico	Total

Revenue	$11,129	$9,457	$20,586
Income (loss) from operations	(440)	320	(120)
Total assets	8,768	4,347	13,115
Capital expenditures	129	159	288
Allowance for doubtful accounts	123	162	285
Depreciation and amortization	49	85	134
Income tax expense	20	-	20

Segment reporting for activity for the fiscal year ended and balances as of July 31, 2012 follows (in thousands):

	Communications Systems and Services	Telephony Products	Puerto Rico	Total

Revenue	$1,826	$12,807	$7,864	$22,497
Income (loss) from operations	(465)	1,057	100	692
Total assets	2,178	7,616	3,812	13,606
Capital expenditures	-	100	132	232
Allowance for doubtful accounts	342	16	197	555
Depreciation and amortization	6	37	62	105
Income tax expense	-	20	-	20

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2013 is effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 10(a) OF THE EXCHANGE ACT.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2013, are incorporated herein by reference in response to this item.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of July 31, 2013 and 2012
•	Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2013 and 2012
•	Notes to Consolidated Financial Statements

(B) Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON COMMUNICATIONS CORPORATION

Date: November 12, 2013	By /s/ Lee M. Bowling
Lee M. Bowling, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Swartz	Principal Executive Officer	November 12, 2013
Stephen Swartz

/s/ Lee M. Bowling	Chief Financial Officer (Principal	November 12, 2013
Lee M. Bowling	Financial Officer)

/s/ James W. Hopper	Director	November 12, 2013
James W. Hopper

/s/ Robert A. Gordon	Director	November 12, 2013
Robert A. Gordon

/s/ W. Frank King	Director	November 12, 2013
W. Frank King

/s/ Frederick W. Gibbs	Director	November 12, 2013
Frederick W. Gibbs

/s/ David S. Lee	Chairman of the Board, Director	November 12, 2013
David S. Lee

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
___

