Form 10-Q
period 2013-10-31
EON COMMUNICATIONS CORP
filed 2013-12-13
CIK 1084752

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013.

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
2,891,613 shares of common stock, $0.005 par value, were outstanding as of December 1, 2013.

EON COMMUNICATIONS CORPORATION
FORM 10-Q
QUARTER ENDED OCTOBER  31, 2013

  PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	October 31,	July 31,
	2013	2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$1,778
Trade and other accounts receivable, net of allowance of $286 and $285, respectively	4,996	4,521
Inventories	4,069	5,026
Prepaid and other current assets	331	257
Total current assets	11,068	11,582

Property and equipment, net	522	503
Other non-current assets	23	40
Investments	596	990
Total assets	$12,209	$13,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,655	$2,297
Current maturities of notes payable	65	37
Current maturities of notes payable - related parties	332	330
Accrued expenses and other	1,242	1,182
Total current liabilities	3,294	3,846
Notes payable - net of current maturities	-	37
Notes payable - related parties, net of current maturities	2,929	2,859
Total liabilities	6,223	6,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized,
no shares issued and outstanding)	-	-
Common stock, $0.005 par value (10,000,000 shares authorized, 3,030,697
and 3,016,758 shares issued, respectively)	15	15
Additional paid-in capital	56,318	56,305
Treasury stock, at cost (139,084 shares)	(1,497)	(1,497)
Accumulated deficit	(49,652)	(49,237)
Total eOn Communications Corp. stockholders' equity	5,184	5,586
Noncontrolling interest	802	787
Total stockholders' equity	5,986	6,373
Total liabilities and stockholders' equity	$12,209	$13,115

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2013	2012
REVENUE
Products	$4,486	$4,584
Services	795	802
Net revenue	5,281	5,386
COST OF REVENUE
Products	3,450	3,609
Services	586	472
Cost of revenue	4,036	4,081
Gross profit	1,245	1,305
OPERATING EXPENSE
Selling, general and administrative	1,227	1,273
Other operating expense	3	14
Total operating expense	1,230	1,287
Income from operations	15	18
OTHER INCOME (EXPENSE)
Interest income (expense), net	(72)	42
Impairment of investment	(394)	-
Total other income (expense)	(466)	42
Income (loss) from continuing operations before income taxes	(451)	60
Income tax expense from continuing operations	7	7
Net income (loss) from continuing operations	(458)	53
DISCONTINUED OPERATIONS
Income from discontinued operations	58	82
Net income (loss)	(400)	135
Less: Net income attributable to noncontrolling interest	15	47
Net income (loss) attributable to common shareholders	$(415)	$88
Weighted average shares outstanding
Basic	2,889	2,877
Diluted	2,889	2,877
Basic and diluted income (loss) per share
Continuing operations	$(0.16)	$0.00
Discontinued operations	0.02	0.03
Total	$(0.14)	$0.03

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(400)	$135
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	41	26
Provision for doubtful trade accounts receivable	-	3
Imputed interest expense (benefit) on notes payable	72	(42)
Impairment of investment	394	-
Changes in net assets and liabilities:
Trade accounts receivable	(406)	60
Inventories	957	138
Prepaid and other assets	(126)	117
Trade accounts payable	(642)	(340)
Accrued expenses and other	60	(50)
Net cash provided by (used in) operating activities	(50)	47
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60)	(148)
Net cash used in investing activities	(60)	(148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9)	(182)
Proceeds from employee stock purchase plan	13	-
Net cash provided by (used in) financing activities	4	(182)
Net decrease in cash and cash equivalents	(106)	(283)
Cash and cash equivalents, beginning of period	1,778	2,162
Cash and cash equivalents, end of period	$1,672	$1,879

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended October 31, 2013 and 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the "Company").  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2013, and for all periods presented.

Description of Business

eOn Communications Corporation and subsidiaries (“eOn” or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications expertise, the Company’s solutions enable customers to use its technologies in order to communicate more effectively. Through its wholly-owned subsidiary, Cortelco Systems Holding Corp, (“Cortelco”), the Company provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long-term relationships. Through its majority-owned subsidiary, Cortelco Systems Puerto Rico (“CSPR”), the Company provides sales and service of integrated communications systems, data equipment, security products, and telephony billing services.

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of eOn Communications Corporation,  Cortelco acquired on April 1, 2009 and CSPR, control of which was acquired on June 9, 2010.  All significant inter-company balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto as of July 31, 2013 and 2012 and for each of the two years in the period ended July 31, 2013, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of October 31, 2013, the Company owns approximately four percent of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate twenty percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on stock issuances by Symbio S.A. subsequent to quarter-end, that the fair value of the Company’s investment in Symbio Investment Corporation is less than the Company’s cost of $990,000. The Company estimated the fair value of the investment in Symbio Investment Corporation based on the stock issuances noted above and the put option described in Note 4. The estimated fair value resulted in an other-than-temporary impairment charge of $394,000 recognized in the quarter ended October 31, 2013. This impairment resulted in a remaining book value of the investment in Symbio Investment Corporation, including the estimated value of the put option, totaling $596,000 as of October 31, 2013.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy.  Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments.  The following represents transactions related to the note payable for the three months ended October 31, 2013 (in thousands):

Beginning fair value - August 1, 2013	$3,004
Imputed interest	115
Change in estimates	(43)
Interest expense	72
Payments	-
Ending fair value - October 31, 2013	$3,076

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at October 31, 2013.

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the October 31, 2013 condensed consolidated financial statement presentation.

2.	Stock Based Compensation

Equity Incentive Plans

The Company's Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants.  The board of directors has declared that no future grants will be made under the plan adopted in 1997.  Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant.  The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant.  Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant.  During the three months ended October 31, 2013, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company's common stock.  The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less.  Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period.  During the three months ended October 31, 2013, there were 13,939 shares purchased by employees under the plan, at an exercise price of $0.80 per share.

  Stock-based compensation of $341 and $0 was recognized for the three months ended October 31, 2013 and 2012, respectively.  As of October 31, 2013, the Company has no unrecognized compensation costs related to unvested stock options under the plans. The aggregate intrinsic value of both options outstanding and options exercisable as of October 31, 2013 was $0. All options outstanding were fully vested as of October 31, 2013. During the three months ended October 31, 2013, no options to purchase stock were exercised.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2013 is as follows:

Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

Options at August 1, 2013	315,944	60,333	$ 11.78
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Options at October 31, 2013	315,944	60,333	$ 11.78

3.             Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts
Cortelco Products and Services	Individual sale	Individual sale	-
CSPR Products	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing	-	Individual sale	-

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

At the time of the second investment in Symbio Investment Corporation, the Company received a put option from David Lee, Chairman of the Company, effective beginning January 1, 2008 and expiring on January 1, 2011. In December 2010, the expiration of the put option was extended until January 1, 2013. In December 2012, the expiration of the put option was extended until January 1, 2015.  The put option allows the Company to sell to David Lee a maximum aggregate of 200,000 shares of its investment in Symbio Investment Corporation for a per share price of $2.00.

In consideration of the put option, in the event that the 200,000 shares are sold without exercise of the put option before January 1, 2015, the Company has agreed to pay David Lee 50% of the proceeds in excess of $1,000,000.

In conjunction with the purchase of these shares in 2007, David Lee was appointed to the board of directors of Symbio S.A. and has been elected Chairman. The Company was granted a total of 45,000 shares of Symbio Investment Corporation stock as compensation for Mr. Lee's services. These shares have been valued at $90,000, the Company and have been recorded as an increase in investments and a capital contribution by David Lee, in 2009.

During the first quarter of 2014, the Company recognized an other-than-temporary impairment charge of $394,000 against the investment in Symbio Investment Corporation. This impairment resulted in a remaining book value of the investment in Symbio Investment Corporation, including the value of the put option, totaling $596,000 as of October 31, 2013.

5.	Inventories

Inventories consist of the following (in thousands):

	October 31,	July 31,
	2013	2013
Raw materials and purchased components	$665	$791
Work in process	282	749
Finished goods	3,616	4,029
Total	4,563	5,569
Obsolescence reserve	(494)	(543)
Inventories	$4,069	$5,026

6.	Notes Payable, Related Parties

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

The fair value of the Cortelco Note payable obligation was approximately $3,076,000 at October 31, 2013 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $72,000 of imputed interest expense during the three months ended October 31, 2013 imputed at the 15.22% discount rate using the effective interest method.

Actual payments under the Cortelco Note, which are to be based on future earnings of Cortelco, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. These differences may result in significant fluctuations in periodic interest expense in order to properly reflect interest expense over the actual life of the Cortelco Note.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a note payable to David S. Lee, eOn’s Chairman, for the principal amount of $185,511 payable in three annual installments beginning June 9, 2011.  Mr. Lee requested deferral of the payment due on June 9, 2011, 2012 and 2013; therefore, the total obligation is included in current maturities of notes payable-related parties.  The present value of the note payable at October 31, 2013 is approximately $185,511.

7.	Product Warranties

Warranties for the Cortelco and CSPR product lines range from one to five years based upon the product purchased.  The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized.  The cost of satisfying warranty claims, which approximates 0.5% - 1.0% of product revenues, has historically been comprised of materials and direct labor costs.  The Company performs quarterly evaluations of these estimates, and any changes in estimates, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.  The following table summarizes the activity related to the product warranty liability during the three months ended October 31, 2013 and 2012 (in thousands):

8

	2013	2012

Beginning balance	$156	$166
Warranty cost incurred	(35)	(27)
Accrued warranty cost	17	40
Ending balance	$138	$179

8.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At October 31, 2013, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 10%, 7%, 7% and 5% of the total accounts receivable.  At October 31, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 22%, 10%, 7%, 7% and 6% of the total accounts receivable.  For the three months ended October 31, 2013, four customers accounted for approximately 40% of total revenue and individually 12%, 11%, 9%, and 8% of total revenue.  For the three months ended October 31, 2012, four customers accounted for approximately 44% of total revenue and individually 19%, 14%, 7%, and 4% of total revenue.

(b)	Commitments

At October 31, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,603,000.

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

CSPR has a $800,000 revolving line of credit, none of which was drawn on as of October 31, 2013, secured by trade accounts receivable and inventories which bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires January 31, 2014.

(c)	Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business.  In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000, which resulted in assessments of approximately $320,000 (approximately $551,000 as of August 21, 2013, including interest and penalties).  The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  CSPR submitted its position in writing within the time period provided by CRIM.  CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material.  Management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $96,000 as of July 31, 2013 and October 31, 2013.

9.	Discontinued Operations

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

In accordance with the Company’s decision to exit the communications systems and services business segment, the results of operations from these businesses have been classified as discontinued operations for all periods presented. Further, assets and liabilities related to the discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	October 31,	July 31,
	2013	2013
Assets of Discontinued Operations
Trade and other accounts receivable	$79	$106
Prepaid and other current assets	13	26
Property and equipment, net	19	20
	$111	$152
Liabilities of Discontinued Operations
Accounts payable	11	4
Accrued expenses and other	66	62
	$77	$66

Condensed results of operations for the discontinued operations for the three months ended October 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	October 31,
	2013	2012
Revenues	$27	$348
Royalties earned from sale of business	69	-
Income from discontinued operations	$58	$82

10.	Segments

The Company’s reportable segments are Telephony Products and Puerto Rico, each of which offers different products and services or services in different geographic areas. The Telephony Products segment provides telephone products, service and support to businesses and organizations.  The Puerto Rico segment provides the sales and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands.  Performance of each segment is assessed independently. During fiscal 2013, the Company disposed of its Communications Systems and Services segment and has reclassified its condensed consolidated statements of operations for the three months ended October 31, 2013 and 2012 to reflect operations of this segment as discontinued. Income from discontinued operations for the three months ended October 31, 2012 totaled $82,000, which excludes approximately $229,000 of ongoing operating costs and expenses which were allocated to the Communications Systems and Services three months ended October 31, 2012 segment information disclosed below. For the three months ended October 31, 2013, such ongoing operating costs and expenses are included in the Telephony Products operating segment.

Segment reporting for activity as of and for the three months ended October 31, 2013 follows (in thousands):

	Telephony Products	Puerto Rico	Total
Revenue	$2,974	$2,307	$5,281
Net income (loss) from operations	(16)	31	15
Total assets	8,783	3,820	12,603
Capital expenditures	49	11	60
Allowance for doubtful accounts	123	163	286
Depreciation and amortization	17	24	41

Segment reporting for activity as of and for the three months ended October 31, 2012 follows (in thousands):

	Communications
	Systems and Services	Telephony Products	Puerto Rico	Total
Revenue	$348	$2,981	$2,405	$5,734
Net (loss) income from operations	(147)	150	97	100
Total assets	1,960	7,439	3,728	13,127
Capital expenditures	-	107	41	148
Allowance for doubtful accounts	85	15	180	280
Depreciation and amortization	1	10	15	26

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

On April 1, 2009, the Company acquired Cortelco Systems Holding Corp. (“Cortelco”). David Lee, Chairman of eOn, was the Chairman and controlling shareholder of Cortelco.  Cortelco, Inc. is a wholly owned subsidiary of Cortelco.

On June 9, 2010, the Company executed a Stock Purchase Agreement to purchase 501,832 shares of common stock of Cortelco Systems Puerto Rico, Inc. (“CSPR”) from David Lee, eOn’s Chairman. The acquisition of CSPR stock was completed on June 9, 2010. The purchase, combined with shares already owned by the Company, establishes eOn as the majority shareholder of CSPR.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended October 31, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Results of Operations

For the Three Months Ended October 31, 2013 compared to the Three Months Ended October 31, 2012

Net Revenue

Net revenue decreased by approximately 2% to $5,281,000 for the three months ended October 31, 2013 compared to $5,386,000 for the same period of the previous year.  The decrease was attributable to decreased revenues of approximately $98,000 in the Company’s Puerto Rico product lines and approximately $7,000 in the Company’s other product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of products.  Gross profit decreased approximately 1% to $1,245,000 for the three months ended October 31, 2013 from $1,305,000 for the same period of the previous year.  The decrease was primarily attributable to decreased CSPR gross profit when compared to the same period of the previous year. Gross profit percent remained consistant at approximately 24% for the three months ended October 31, 2013 compared with gross profit percent of approximately 24% for the same period of the previous year.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased approximately 4% to $1,227,000 for the three months ended October 31, 2013, from $1,273,000 for the same period of the previous year.

Other Operating Expense

Other expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets.  Other expense was $3,000 for the three months ended October 31, 2013 compared to expense of $14,000 for the same period of the previous year.

Interest Income (Expense), net

Interest expense was $72,000 for the three months ended October 31, 2013 compared to interest income of $42,000 for the same period of the previous year.  Interest expense in the current period includes $72,000 of imputed interest expense on the Cortelco Note. Interest income in the prior period includes $43,000 of imputed interest benefit on the Corteleo Note, of which approximately $172,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Impairment of investment

Impairment of investment is comprised of an other-than-temporary impairment charge against the Company’s investment in Symbio Investment Corporation. Impairment of investment was $394,000 for the three months ended October 31, 2013 based on a fair value determination performed in the period. No impairment charge was recognized for the three months ended October 31, 2012 based on no indicators of other-than-temporary impairment identified at period end.

Income Tax Expense

Income tax expense for the three months ended October 31, 2013 was $7,000 compared to income tax expense of $7,000 for the same period of the previous year. Income tax expense in the current period consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income.  Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at October 31, 2013.

Discontinued Operations

Income from discontinued operations consists of revenues and operating expenses from our communications systems and services segment, which was sold in July of 2013. In accordance with the sale, the Company will receive up to three years of royalty payments based on future sales of products included in the Millennium, eQueue and eConn product lines.

Income from discontinued operations for the three months ended October 31, 2013 was $58,000 compared to income from discontinued operations of $82,000 for the same period of the previous year. Income from discontinued operations for the three months ended October 31, 2013 consists of revenues of approximately $96,000, including $69,000 of royalty revenue, and operating expenses of approximately $38,000. Income from discontinued operations for the three months ended October 31, 2012 consists of revenues of approximately $348,000 and operating expenses of approximately $266,000. The remaining assets and liabilities of the discontinued operations consist primarily of trade and other receivables and accrued expenses that will be collected and paid in the ordinary course of business.

Net Income (Loss)

Net loss was $415,000 for the three months ended October 31, 2013 compared to net income of $88,000 for the three months period in the previous year. Reported net income (loss) has been materially impacted by the imputed interest income (expense) due to the amortization of the difference between the face value of the contingent obligation to the former Cortelco shareholders and the discounted present value of the note payable recorded on the balance sheet. Net income (loss) for the current period was also materially impacted by the other-than-temporary impairment charge recognized against the Company’s investment in Symbio Investment Corporation.

Liquidity and Capital Resources

As of October 31, 2013, the Company had cash and cash equivalents of $1,672,000 and working capital of $7,774,000.

Our operating activities resulted in a net cash outflow of $50,000 for the three months ended October 31, 2013 compared to a net cash inflow of $47,000 for the same period of the previous year.  The net operating cash outflow for the current period primarily reflects net loss, increased accounts receivable, and lower trade accounts payable partially offset by lower inventories. The net operating cash inflow for the prior year period primarily reflects net income, lower accounts receivable, inventories, and prepaid assets partially offset by lower trade accounts payable and accrued expenses.

Our investing activities resulted in a net cash outflow of $60,000 for the three months ended October 31, 2013 compared to a net cash outflow of $148,000 for the same period of the previous year.  Cash used in investing activities for the three months ended October 31, 2013 and 2012 was a result of net cash used for purchases of property and equipment.

Our financing activities resulted in a cash inflow of $4,000 for the three months ended October 31, 2013 compared to a cash outflow of $182,000 for the same period of the previous year. Cash provided by financing activities in the current period reflects payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan. Cash used in financing activities in the prior period reflects payments on notes payable.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock.  The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities resulting in an accumulated deficit of $49,258,000.  As of October 31, 2013 the Company had $1,672,000 in cash and cash equivalents to fund operations.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2013.  The loan’s interest rate, with a floor of 4%, is floating based on LIBOR.  CSPR has a $800,000 revolving line of credit, none of which was drawn on as of October 31, 2013, secured by trade accounts receivable and inventories which bears interest at 2% over Citibank’s base rate.  The agreement has certain covenant requirements and expires January 31, 2014. If such sources are not sufficient alternative funding sources may not be available.  The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

 Concentrations, Commitments and Contingencies

(a)           Customer Concentrations

At October 31, 2013, five customers accounted for approximately 39% of total accounts receivable and individually 10%, 10%, 7%, 7% and 5% of the total accounts receivable.  At October 31, 2012, five customers accounted for approximately 52% of total accounts receivable and individually 22%, 10%, 7%, 7%, and 6% of the total accounts receivable.  For the three months ended October 31, 2013, four customers accounted for approximately 40% of total revenue and individually 12%, 11%, 9%, and 8% of total revenue.  For the three months ended October 31, 2012, four customers accounted for approximately 44% of total revenue and individually 19%, 14%, 7%, and 4% of total revenue.

(b)           Commitments

At October 31, 2013, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,603,000.

(c)           Litigation

The Company is involved in various matters of litigation, claims, and assessments arising in the ordinary course of business.  In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $551,000 as of August 21, 2013, including interest and penalties).  The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  CSPR submitted its position in writing within the time period provided by CRIM.  CSPR believes it has strong arguments to support its position that the components of inventory qualify as raw material.  However, management believes a settlement may be reached for an amount less than the assessment.  Accordingly, the Company has recorded a liability of $96,000 as of July 31, 2013 and October 31, 2013.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EON COMMUNICATIONS CORPORATION

Dated: December 13, 2013	/s/Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

