Form 10-Q
period 2014-04-30
EON COMMUNICATIONS CORP
filed 2014-06-03
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

2,891,613 shares of common stock, $0.005 par value, were outstanding as of May 30, 2014.

EON COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	April 30,	July 31,
	2014	2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$1,778
Restricted cash	2,750	-
Trade and other accounts receivable, net of allowance of $158 and $285, respectively	3,775	4,521
Inventories	4,367	5,026
Prepaid and other current assets	303	257
Total current assets	12,852	11,582

Property and equipment, net	458	503
Other non-current assets	-	40
Investments	596	990
Total assets	$13,906	$13,115

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$46	$37
Current maturities of notes payable - related parties	338	330
Trade accounts payable	2,164	2,297
Accrued expenses and other	856	1,182
Total current liabilities	3,404	3,846
Notes payable - net of current maturities	-	37
Notes payable - related parties, net of current maturities	2,802	2,859
Total liabilities	6,206	6,742

Commitments and contingencies
Redeemable convertible preferred stock, $0.005 par value (2,750 and zero shares authorized, issued and outstanding, respectively)	2,750	-

Stockholders' equity:
Preferred stock, $0.001 par value, (10,000,000 shares authorized, no shares issued and outstanding)	-	-
Common stock, $0.005 par value (10,000,000 shares authorized, 3,030,697 and 3,016,758 shares issued, respectively)	15	15
Additional paid-in capital	56,318	56,305
Treasury stock, at cost (139,084 shares)	(1,497)	(1,497)
Accumulated deficit	(50,592)	(49,237)
Total eOn Communications Corp. stockholders' equity	4,244	5,586
Noncontrolling interest	706	787
Total stockholders' equity	4,950	6,373
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$13,906	$13,115

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

REVENUE
Products	$3,546	$3,989	$11,658	$12,639
Services	959	790	2,761	2,455
Net revenue	4,505	4,779	14,419	15,094
COST OF REVENUE
Products	2,723	3,130	9,017	10,070
Services	751	462	2,173	1,438
Cost of revenue	3,474	3,592	11,190	11,508
Gross profit	1,031	1,187	3,229	3,586
OPERATING EXPENSE
Selling, general and administrative	1,210	1,204	3,976	3,759
Other operating expense (income), net	4	5	(2)	21
Total operating expense	1,214	1,209	3,974	3,780
Loss from operations	(183)	(22)	(745)	(194)
OTHER INCOME (EXPENSE)
Interest income (expense), net	(110)	(113)	(454)	168
Impairment of investment	-	-	(394)	-
Total other income (expense)	(110)	(113)	(848)	168
Loss from continuing operations before income taxes	(293)	(135)	(1,593)	(26)
Income tax expense (benefit) from continuing operations	(3)	6	(17)	13
Net loss from continuing operations	(290)	(141)	(1,576)	(39)
DISCONTINUED OPERATIONS
Income from discontinued operations	64	113	140	240
Net income (loss)	(226)	(28)	(1,436)	201
Less: Net income (loss) attributable to noncontrolling interest	-	30	(81)	88
Net income (loss) attributable to common shareholders	$(226)	$(58)	$(1,355)	$113
Weighted average shares outstanding
Basic	2,892	2,877	2,891	2,877
Diluted	2,892	2,877	2,891	2,877
Basic and diluted income (loss) per share
Continuing operations	$(0.10)	$(0.06)	$(0.52)	$(0.04)
Discontinued operations	0.02	0.04	0.05	0.08
Total	$(0.08)	$(0.02)	$(0.47)	$0.04

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,436)	$201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123	71
Provision for (recovery of) doubtful trade accounts receivable	(23)	21
Imputed interest expense (benefit) on notes payable	454	(168)
Impairment of investment	394	-
Changes in net assets and liabilities:
Trade accounts receivable	769	563
Inventories	659	272
Prepaid and other assets	(6)	109
Trade accounts payable	(133)	(632)
Accrued expenses and other	(326)	(528)
Net cash provided by (used in) operating activities	475	(91)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(219)
Net cash used in investing activities	(78)	(219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(531)	(201)
Proceeds from issuance of redeemable convertible preferred stock	2,750	-
Restricted cash	(2,750)	-
Proceeds from employee stock purchase plan	13	-
Net cash used in financing activities	(518)	(201)
Net decrease in cash and cash equivalents	(121)	(511)
Cash and cash equivalents, beginning of period	1,778	2,162
Cash and cash equivalents, end of period	$1,657	$1,651

See accompanying notes to the condensed consolidated financial statements.

EON COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended April 30, 2014 and 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by eOn Communications Corporation (“eOn” or the "Company"). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2014, and for all periods presented.

Description of Business

eOn Communications Corporation and subsidiaries (“eOn or the “Company”) is a provider of communications solutions. Backed with over 20 years of telecommunications expertise, the Company’s solutions enable customers to use its technologies in order to communicate more effectively. Through its wholly-owned subsidiary, Cortelco Systems Holding Corp, (“Cortelco”), the Company provides commercial grade telephone products primarily for use in businesses, government agencies, colleges and universities, telephone companies, and utilities. Cortelco sells primarily through large national distributors with whom it has long-term relationships. Through its majority-owned subsidiary, Cortelco Systems Puerto Rico (“CSPR”), the Company provides sales and service of integrated communications systems, data equipment, security products, and telephony billing services.

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

In conjunction with the Merger Agreement, eOn, Cortelco, and eOn Communications Systems, Inc., a wholly-owned subsidiary of eOn (“eOn Subsidiary”) entered into a transition agreement that provides for numerous transactions among eOn and its subsidiaries in connection with, and subject to the completion of, the Merger. Each of these transactions would take place at the time the Merger becomes effective, including but not limited to the following:

(1)	eOn and Cortelco will each transfer certain contracts and other assets to eOn Subsidiary, and eOn Subsidiary will assume the liabilities associated with such contracts on and after the date of assumption.

(2)	eOn and Cortelco will redeem in full the contingent note to the former Cortelco shareholders in the maximum initial amount of $11,000,000 in consideration of paying the noteholders either cash or shares of Cortelco owned by eOn. .

(3)	Cortelco will enter into a fulfillment services agreement with eOn Subsidiary providing for certain services to be conducted on behalf of eOn Subsidiary after the Merger.

(4)	eOn will transfer to Cortelco all of its ownership in CSPR and Symbio Investment Corporation.

Upon completion of the Merger and the transition transactions, eOn will no longer own any interest in Cortelco, CSPR, or Symbio Investment Corporation.

Subject to the completion of and at the time of the Merger, additional transactions will take place, including but not limited to the following:

(1)	eOn will declare and pay to eOn shareholders of record as of a record date that is at least 10 days prior to the date of the eOn special stockholder meeting called to vote upon the Merger a dividend in the amount of $1,650,000.

(2)	eOn will file an amended and restated certificate of incorporation, which amendments will include changing its name to Inventergy Global, Inc., effecting a reverse stock split at a ratio of between one-for-one and one-half and one-for-five shares of eOn common stock and designating the rights and preferences of eOn preferred stock.

(3)	eOn will issue convertible notes in the aggregate amount of $8 million to be issued upon the closing of the Merger in exchange for existing Inventergy notes and each of eOn’s subsidiaries, including Inventergy, will execute a guaranty with respect to the eOn Notes.

(4)	The officers and directors of eOn will resign and the directors elected by the eOn stockholders and officers appointed by such newly elected directors will serve in their stead.

For additional information regarding the Merger, see eOn’s registration statement on Form S-4, filed with the Securities Exchange Commission on February 7, 2014, and amendments No.1 and No.2 to eOn’s registration statement on Form S-4 filed on April 10, 2014 and April 24, 2014, respectively.

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

As of April 30, 2014, the Company owns approximately four percent of Symbio Investment Corporation. Symbio Investment Corporation is a holding company whose primary asset is an approximate nineteen percent investment in Symbio S.A. Symbio S.A.’s principal business is to provide outsourced information technology and research and development services globally at sites located in the United States, Finland, Sweden, China and Taiwan. The Company believes, based on stock issuances by Symbio S.A., that the fair value of the Company’s investment in Symbio Investment Corporation is less than the Company’s cost of $990,000. The Company estimated the fair value of the investment in Symbio Investment Corporation based on the stock issuances noted above and the put option described in Note 4. The estimated fair value resulted in an other-than-temporary impairment charge of $394,000 recognized in the quarter ended October 31, 2013. This impairment resulted in a remaining book value of the investment in Symbio Investment Corporation, including the estimated value of the put option, totaling $596,000 as of April 30, 2014. No impairment charge was recognized for the quarter ended April 30, 2014 based on no indicators of other-than-temporary impairment identified at period end.

The note payable to the former Cortelco shareholders (Note 6) is valued each period end using a discounted cash flow analysis of the projected future payments of Cortelco using a discount rate of 15.22%. The note is classified within Level 3 of the fair value hierarchy. Projected future payments are evaluated at each reporting period and are significantly impacted by seasonal changes in inventory and vendor and customer payments. The following represents transactions related to the note payable for the six months ended April 30, 2014 (in thousands):

Beginning fair value - August 1, 2013	$3,004
Imputed interest	340
Change in estimates	114
Interest expense	454
Payments	(503)
Ending fair value - April 30, 2014	$2,955

 Restricted Cash

The Company’s restricted cash is held in a bank as security for irrevocable letters of credit obtained from the bank as required by the securities purchase agreement under which the Company sold 2,750 shares of redeemable convertible preferred stock (see Note 8). Restricted cash totaled $2,750,000 and zero as of April 30, 2014 and July 31, 2013, respectively.

Income Taxes

Due to uncertainties surrounding the timing of realizing the benefits of its net deferred tax assets in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against all of its deferred tax assets at April 30, 2014.

2.	Stock Based Compensation

Equity Incentive Plans

The Company's Equity Incentive Plans, adopted in fiscal years 1997, 1999 and 2001, authorize the granting of incentive stock options, supplemental stock options, stock bonuses, and restricted stock purchase agreements to officers, directors, and employees of the Company and to non-employee consultants. The board of directors has declared that no future grants will be made under the plan adopted in 1997. Incentive stock options are granted only to employees and are issued at prices not less than the fair market value of the stock at the date of grant. The options generally vest over a four-year period and the term of any option cannot be greater than ten years from the date of grant. Restricted stock purchase agreements are issued at prices not less than 85% of the fair market value of the stock at the date of grant. During the nine months ended April 30, 2014, there were no options to purchase shares of common stock and no restricted stock granted by the Company.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits employees to purchase up to 200,000 shares of the Company's common stock. The purchase price under this plan is 85% of the fair market value of the common stock at the beginning of an offering period or on a purchase date, whichever is less. Offering periods generally last one year with purchase dates six and twelve months from the beginning of an offering period. During the nine months ended April 30, 2014, there were 13,939 shares purchased by employees under the plan, at an exercise price of $0.80 per share.

Stock-based compensation of $341 and $0 was recognized for the nine months ended April 30, 2014 and 2013, respectively. As of April 30, 2014, the Company has no unrecognized compensation costs related to unvested stock options under the Plans. The aggregate intrinsic value of both options outstanding and options exercisable as of April 30, 2014 was $0. All options outstanding were fully vested as of April 30, 2014. During the nine months ended April 30, 2014 no options to purchase stock were exercised.

General Stock Option Information

Activity in the Company’s stock option plans since July 31, 2013 is as follows:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

Options at August 1, 2013	315,944	60,333	$11.78
Granted	-	-	-
Exercised	-	-	-
Cancelled	30,333	(30,333)	16.35
Options at April 30, 2014	346,277	30,000	$7.15

3.	Revenue Recognition

The Company’s revenues from its three product lines are the result of separate, individual deliverables:

Type of Revenues Earned
		Professional	Maintenance
Product Line	Equipment/Software	Services	Contracts
Cortelco Products and Services	Individual sale	Individual sale	-
CSPR Products and Services	Individual sale	Individual sale	Individual sale
CSPR Telephony Billing	-	Individual sale	-

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

During the first quarter of 2014, the Company recognized an other-than-temporary impairment charge of $394,000 against the Investment in Symbio Investment Corporation. This impairment resulted in a remaining book value of the investment in Symbio Investment Corporation, including the value of the put option, totaling $596,000 as of April 30, 2014.

5.	Inventories

Inventories consist of the following (in thousands):

	April 30,	July 31,
	2014	2013

Raw materials and purchased components	$582	$791
Work in process	720	749
Finished goods	3,571	4,029
Total	4,873	5,569
Obsolescence reserve	(506)	(543)
Inventories	$4,367	$5,026

6.	Notes Payable, Related Party

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

The fair value of the Cortelco Note payable obligation was approximately $2,955,000 at April 30, 2014 using a discounted cash flow analysis of the projected future payments and a discount rate of 15.22%. The Cortelco Note balance includes $110,000 and $454,000 of imputed interest expense during the three and nine months ended April 30, 2014 imputed at the 15.22% discount rate using the effective interest method.

The amount of actual quarterly payments under the Cortelco Note, which are based on Cortelco’s quarterly cash flows, as defined, may differ significantly from the projected payments estimated at the Cortelco Note’s inception. Payments on the Cortelco Note based upon Cortelco’s quarterly cash flows have totaled $3,131,000 since the April 1, 2009 inception of the Cortelco Note through April 30, 2014. The Company does not expect to make a payment on the Cortelco Note in June 2014 based upon the cash flows of Cortelco for the quarter ended April 30, 2014.

On June 9, 2010 pursuant to a Stock Purchase Agreement, the Company recorded a non-interest bearing note payable to David S. Lee, eOn’s Chairman, due in three annual installments beginning June 9, 2011. Mr. Lee requested deferral of the payment due on June 9, 2011, 2012 and 2013; therefore, the total obligation of approximately $186,000 is included in current maturities of notes payable–related parties.

7.	Product Warranties

Warranties for the Cortelco and CSPR product lines range from one to five years based upon the product purchased. The Company estimates the costs of satisfying warranty claims based on analysis of past claims experience and provides for these future claims in the period that revenue is recognized. The cost of satisfying warranty claims, which approximates 0.5% - 1.0% of product revenues, has historically been comprised of materials and direct labor costs. The Company performs quarterly evaluations of these estimates, and any changes in estimates which could potentially be significant, are included in earnings in the period in which the evaluations are completed. The following table summarizes the activity related to the product warranty liability during the six months ended April 30, 2014 and 2013 (in thousands):

11

	2014	2013

Beginning balance	$156	$166
Warranty cost incurred	(69)	(81)
Accrued warranty cost	48	68
Ending balance	$135	$153

8.	Redeemable Convertible Preferred Stock

On December 17, 2013, in contemplation of the Merger, the Company issued 2,750 shares of its Series B Preferred Stock (the “redeemable convertible preferred stock”) at a price of $1,000 per share, subject to the terms of its Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”), and warrants to purchase an aggregate of 1,401,870 shares of the Company’s common stock (the “warrants”) to certain accredited investors in a private offering transaction for proceeds of $2,750,000. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends on an as-converted basis with the common stock. However, the holders of the redeemable convertible preferred stock will not participate in the $1,650,000 dividend to be paid upon completion of the Merger (see Note 1). Each share of redeemable convertible preferred stock is convertible, at the option of the holder upon certain conversion events, into common stock, at a conversion rate of $1.07 per common share (subject to adjustment for stock splits and similar events). Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible, using a conversion price of $1.24 per share (subject to adjustment for stock splits and similar events) in lieu of the stated conversion price. Upon certain triggering events, such as the Merger not being completed by June 30, 2014, the holders of the redeemable convertible preferred stock can require the Company to redeem its redeemable convertible preferred stock and warrants in cash at a price as specified in the Certificate of Designations. In the event the holders of the redeemable convertible preferred stock do not exercise their redemption options within thirty days of a triggering event, the Company has the right to redeem all, but not less than all, of the outstanding shares of redeemable convertible preferred stock in cash at a price as specified in the Certificate of Designations. As of April 30, 2014, the Company recorded $2,750,000 related to the redeemable convertible preferred stock, which represents its redemption value.

The warrants to purchase shares of the Company’s common stock issued in connection with the redeemable convertible preferred stock are exercisable the business day following the completion of the Merger and expire two years from the initial exercise date. If the Merger is not completed, the warrants will be cancelled. The warrants have an exercise price of $1.33 per common share (subject to adjustments for stock splits and similar events). As of April 30, 2014, no amounts have been recognized for the warrants as they do not convey to the holders the unconditional ability to acquire the Company’s common stock. Once the warrants become exercisable following the completion of the Merger, the value of the warrants will be recorded.

9.	Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2014, four customers accounted for approximately 30% of total accounts receivable and individually 11%, 7%, 6% and 6% of the total accounts receivable. At April 30, 2013, four customers accounted for approximately 42% of total accounts receivable and individually 16%, 9%, 9% and 8% of the total accounts receivable. For the nine months ended April 30, 2014, four customers accounted for approximately 36% of total revenue and individually 11%, 10%, 8% and 7% of total revenue. For the nine months ended April 30, 2013, four customers accounted for approximately 42% of total revenue and individually 17%, 14%, 7% and 4% of total revenue.

(b)	Commitments

At April 30, 2014, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,814,000.

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

CSPR has a $800,000 revolving line of credit, none of which was drawn on as of April 30, 2014 and July 31, 2013, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2014.

(c)	Litigation and Claims

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $559,807 as of February 14, 2014, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believed it had strong arguments to support its position that the components of inventory qualify as raw material and that a settlement could be reached for an amount less than the assessment. Accordingly, the Company had previously recorded a liability, which had a balance of $96,000 as of July 31, 2013. On February 12, 2014 CSPR received a payment demand notice from the CRIM in the amount of $559,807, but provided that if CSPR entered into a settlement agreement on or prior to March 27, 2014, CSPR could settle the outstanding amount for $320,000 and take advantage of an amnesty provision which would eliminate accumulated interest and penalties. Management has entered into a settlement agreement to settle this claim for the initial assessment of approximately $320,000 and has recorded an additional liability of $224,000 as of April 30, 2014 in anticipation of this settlement. The settlement amount is due in twelve equal installments, beginning May 1, 2014, and bears no interest.

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

In accordance with the Company’s decision to exit the communications systems and services business segment, the results of operations from these businesses have been classified as discontinued operations for all periods presented. Further, assets and liabilities related to the discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	April 30,	July 31,
	2014	2013
Assets of Discontinued Operations
Trade and other accounts receivable	$-	$106
Prepaid and other current assets	14	26
Property and equipment, net	17	20
	$31	$152
Liabilities of Discontinued Operations
Accounts payable	0	4
Accrued expenses and other	35	62
	$35	$66

Condensed results of operations for the discontinued operations for the nine months ended April 30, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended
	April 30,
	2014	2013
Revenues	$32	$983
Royalties earned from sale of business	161	-
Income from discontinued operations	$140	$240

Upon the consummation of the merger transaction described under footnote 1 above certain assets, liabilities and operations will be divested in accordance with a transition agreement. Assets and liabilities related to the divestiture in the accompanying consolidated balance sheets are as follows (in thousands):

	April 30,	July 31,
	2014	2013
Assets of Divested Operations
Cash	$1,611	$1,649
Trade and other accounts receivable	3,513	4,261
Prepaid and other current assets	265	231
Property and equipment, net	441	483
Investments	596	990
	$6,426	$7,614
Liabilities of Divested Operations
Accounts payable	2,053	2,145
Accrued expenses and other	757	967
Notes payable - related parties	3,140	3,189
	$5,950	$6,301

Condensed results of operations related to the divestiture for the nine months ended April 30, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended
	April 30,
	2014	2013
Revenues	$13,674	$15,019
Operating expenses	2,934	2,875
Interest income (expense)	(454)	168
Income (loss) from divested operations	$(617)	$721

11.	Income Taxes

The Company’s income tax expense (benefit) of ($17,000) and $13,000 for the nine months ended April 30, 2014 and 2013, respectively, consisted of estimated current state income taxes of Cortelco. No deferred taxes are provided in the accompanying financial statements due to the valuation allowance established.

As of April 30, 2014, the Company has federal and state net operating loss carryforwards of approximately $28,000,000 which expire at various dates through 2034. The Internal Revenue Code provides limitations on utilization of existing net operating losses against future taxable income based upon changes in share ownership. If these changes occur, the ultimate realization of the net operating loss carryforwards could be limited which would result in some portion of the carryforwards becoming permanently impaired.

12.	Segments

The Company’s reportable segments are Telephony Products and Puerto Rico, each of which offers different products and services or services in different geographic areas. The Telephony Products segment provides telephone products, service and support to businesses and organizations. The Puerto Rico segment provides the sales and service of integrated communications systems, data equipment, security products and telephony billing services to Puerto Rico and the Virgin Islands. Performance of each segment is assessed independently. During fiscal 2013, the Company disposed of its Communications Systems and Services segment and has reclassified its condensed consolidated statements of operations for the nine months ended April 30, 2014 and 2013 to reflect operations of this segment as discontinued. Income from discontinued operations for the nine months ended April 30, 2013 totaled $240,000, which excludes approximately $627,000 of ongoing operating costs and expenses, which were allocated to the Communications Systems and Services nine months ended April 30, 2013 segment information disclosed below. For the nine months ended April 30, 2014, such ongoing operating costs and expenses are included in the Telephony Products operating segment.

Segment reporting for activity as of and for the three and nine months ended April 30, 2014 follows (in thousands):

	Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months

Revenue	$2,292	$7,386	$2,213	$7,033	$4,505	$14,419
Net (loss) income from operations	(184)	(578)	1	(167)	(183)	(745)
Total assets	-	9,971	-	3,935	-	13,906
Capital expenditures	-	51	5	27	5	78
Allowance for doubtful accounts	-	17	-	141	-	158
Depreciation and amortization	15	49	27	74	42	123

Segment reporting for activity as of and for the three and nine months ended April 30, 2013 follows (in thousands):

	Communications
	Systems and Services		Telephony Products		Puerto Rico		Total
	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months

Revenue	$323	$983	$2,871	$8,353	$1,908	$6,741	$5,102	$16,077
Net (loss) income from operations	(83)	(387)	111	251	63	182	91	46
Total assets	-	1,661	-	7,262	-	3,355	-	12,278
Capital expenditures	-	-	3	122	56	97	59	219
Allowance for doubtful accounts	-	106	-	17	-	161	-	284
Depreciation and amortization	1	4	13	34	14	33	28	71

Substantially all of the Company’s revenues are earned in the United States and the Commonwealth of Puerto Rico. Substantially all of the Company’s assets are located in the United States and the Commonwealth of Puerto Rico.

13.	Subsequent Events

On May 28, 2014, subject to the approval of the eOn stockholders of the proposed range of the reverse stock split at the stockholders meeting held on June 3, 2014, the eOn Board approved and set the ratio of the reverse stock split at one-for-two, with such ratio to be reflected in eOn’s Amended and Restated Certificate of Incorporation to be filed at the time of the completion of the merger with Inventergy.

On June 3, 2014, the eOn stockholders approved each of the proposals presented at the stockholders meeting. Management anticipates that the merger with Inventergy will be completed on June 6, 2014.

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

On December 17, 2013, the Company, Inventergy, Inc., an intellectual property investment and licensing company whose principal offices are located in Cupertino, California, and Inventergy Merger Sub, Inc., a newly formed Delaware corporation and wholly owned subsidiary of eOn (“Merger Sub’) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) pursuant to which the parties agreed that Merger Sub will merge with and into Inventergy (the “Merger”). As a result of the Merger, Inventergy will be a wholly-owned subsidiary of eOn. Consummation of the Merger is subject to approval by the stockholders of eOn and certain other conditions as set forth in the Merger Agreement. The Merger is expected to close during the second calendar quarter of 2014. Upon completing the merger, eOn Communications will be renamed Inventergy Global, Inc. and Inventergy stockholders in the aggregate will own approximately 93% of the fully diluted common stock of eOn. The Merger will be accounted for as a reverse merger under the acquisition method of accounting for business combinations. Inventergy will be deemed to be the accounting acquirer in the transaction and consequently the transaction is treated as an acquisition of eOn.

In conjunction with the Merger Agreement, eOn, Cortelco, and eOn Communications Systems, Inc., a wholly-owned subsidiary of eOn (“eOn Subsidiary”) entered into a transition agreement that provides for numerous transactions among eOn and its subsidiaries in connection with, and subject to the completion of, the Merger. Each of these transactions would take place at the time the Merger becomes effective, including but not limited to the following:

(1)	eOn and Cortelco will each transfer certain contracts and other assets to eOn Subsidiary, and eOn Subsidiary will assume the liabilities associated with such contracts on and after the date of assumption.

(2)	eOn and Cortelco will redeem in full the contingent note to the former Cortelco shareholders in the maximum initial amount of $11,000,000 in consideration of paying the noteholders either cash or shares of Cortelco owned by eOn.

(3)	Cortelco will enter into a fulfillment services agreement with eOn Subsidiary providing for certain services to be conducted on behalf of eOn Subsidiary after the Merger.

(4)	eOn will transfer to Cortelco all of its ownership in CSPR and Symbio Investment Corporation.

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

(2)	eOn will file an amended and restated certificate of incorporation, which amendments will include changing its name to Inventergy Global, Inc., effecting a reverse stock split at a ratio of between one-for-one and one-half and one-for-five shares of eOn common stock and designating the rights and preferences of eOn preferred stock.

(3)	eOn will issue convertible notes in the aggregate amount of $8 million to be issued upon the closing of the Merger in exchange for existing Inventergy notes and each of eOn’s subsidiaries, including Inventergy, will execute a guaranty with respect to the eOn Notes; and

(4)	The officers and directors of eOn will resign and the directors elected by the eOn stockholders and officers appointed by such newly elected directors will serve in their stead.

For additional information regarding the Merger, see eOn’s registration statement on Form S-4, filed with the Securities Exchange Commission on February 7, 2014, and amendments No.1 and No.2 to eOn’s registration statement on Form S-4 filed on April 10, 2014 and April 24, 2014, respectively.

On May 28, 2014, subject to the approval of the eOn stockholders of the proposed range of the reverse stock split at the stockholders meeting held on June 3, 2014, the eOn Board approved and set the ratio of the reverse stock split at one-for-two, with such ratio to be reflected in eOn’s Amended and Restated Certificate of Incorporation to be filed at the time of the completion of the merger with Inventergy.

On June 3, 2014, the eOn stockholders approved each of the proposals presented at the stockholders meeting. Management anticipates that the merger with Inventergy will be completed on June 6, 2014.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended April 30, 2014 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Results of Operations

For the Three Months Ended April 30, 2014 compared to the Three Months Ended April 30, 2013

Net Revenue

Net revenue decreased by approximately 6% to $4,505,000 for the three months ended April 30, 2014 compared to $4,779,000 for the same period of the previous year. The decrease was primarily attributable to decreased revenues of approximately $579,000 in the Company’s telephony product line. The decrease is partially offset by revenue increases of approximately $305,000 in the Company’s Puerto Rico product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of products. Gross profit decreased approximately 13% to $1,031,000 for the three months ended April 30, 2014 from $1,187,000 for the same period of the previous year. The decrease was attributable to declines in telephony product gross profit of approximately $94,000 and CSPR gross profit of approximately $62,000 when compared to the same period of the previous year. Gross profit percent decreased to approximately 23% for the three months ended April 30, 2014 compared with gross profit percent of approximately 25% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately .5% to $1,210,000 for the three months ended April 30, 2014, from $1,204,000 for the same period of the previous year.

Other Operating Expense (Income), net

Other operating expense is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other expense was $4,000 and $5,000 for the three months ended April 30, 2014 and April 30, 2013, respectively.

Interest Income (Expense), net

Interest expense was $110,000 for the three months ended April 30, 2014 compared to interest expense of $113,000 for the same period of the previous year. Interest expense in the current period includes $110,000 of imputed interest on the Cortelco Note. Interest expense in the prior period includes $112,000 of imputed interest expense on the Cortelco Note.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended April 30, 2014 was $3,000 compared to income tax expense of $6,000 for the same period of the previous year. Income tax expense consists of current state income tax expense on states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2014.

For the Nine Months Ended April 30, 2014 compared to the Nine Months Ended April 30, 2013

Net Revenue

Net revenue decreased by approximately 4% to $14,419,000 for the nine months ended April 30, 2014 compared to $15,094,000 for the same period of the previous year. The decrease was attributable to decreased revenues of approximately $967,000 in the Company’ telephony product lines compared to the same period of the previous year. The decrease is partially offset by revenue increases of approximately $292,000 in the Company’s Puerto Rico product lines.

Cost of Revenue and Gross Profit

Cost of revenue is primarily comprised of purchases from our contract manufacturers and other suppliers and costs incurred for final assembly of our products. Gross profit decreased approximately 10% to $3,229,000 for the nine months ended April 30, 2014 from $3,586,000 for the same period of the previous year. Decrease in CSPR gross profit of approximately $331,000 and decrease in Cortelco gross profit of approximately $26,000 was responsible for the decline from the same period of the previous year. Gross profit percent decreased to approximately 22% for the nine months ended April 30, 2014 compared with gross profit percent of approximately 24% for the same period of the previous year, primarily the result of product mix.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and benefit costs, marketing costs, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased approximately 6% to $3,976,000 for the nine months ended April 30, 2014, from $3,759,000 for the same period of the previous year. The increase is primarily due to recording the additional property tax liability of $224,000 by CSPR.

Other Operating Expense (Income), net

Other operating expense (income) is primarily comprised of bank service charges, stock compensation expense, franchise taxes, currency differences, proceeds from scrap sales, and gains or losses from disposal of fixed assets. Other income was $2,000 for the nine months ended April 30, 2014 compared to other expense of $21,000 for the same period of the previous year.

Interest Income (Expense), net

Interest expense was $454,000 for the nine months ended April 30, 2014 compared to interest income of $168,000 for the same period of the previous year. Interest expense in the current period includes $454,000 of imputed interest expense on the Cortelco Note, of which approximately $114,000 in interest expense is a result of changes in the estimated timing of future principal payments. Interest income in the prior period includes $171,000 of imputed interest benefit on the Cortelco Note, of which approximately $537,000 in interest benefit is a result of changes in the estimated timing of future principal payments.

Impairment of Investment

Impairment of investment is comprised of an other-than-ordinary impairment charge against the Company’s investment in Symbio Investment Corporation. Impairment of investment was $394,000 for the nine months ended April 30, 2014 based on a fair value determination performed in the period. No impairment charge was recognized for the nine months ended April 30, 2013 based on no indicators of other-than-temporary impairment indentified at period end.

Income Tax Expense (Benefit)

Income tax benefit for the nine months ended April 30, 2014 was $17,000 compared to income tax expense of $13,000 for the same period of the previous year. Income tax benefit consists of amounts recoverable after the filing of our fiscal 2013 tax return. Income tax expense consists of current state income tax expense in states in which net operating loss carry forwards were not available to offset taxable income. Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future returns, to the extent that it is more likely than not that deferred tax assets may not be realized, the Company continues to record a valuation allowance against substantially all of its deferred tax assets at April 30, 2014.

Liquidity and Capital Resources

As of April 30, 2014, the Company had unrestricted cash and cash equivalents of $1,657,000 and working capital of $9,448,000.

Our operating activities resulted in a net cash inflow of $475,000 for the nine months ended April 30, 2014 compared to a net cash outflow of $91,000 for the same period of the previous year. The net operating cash inflow for the current period primarily reflects lower trade accounts receivable and lower inventories partially offset by lower trade accounts payable, lower accrued expenses and net loss (adjusted for non-cash items). The net operating cash outflow for the prior year period primarily reflects lower trade accounts payable and lower accrued expenses partially offset by lower trade accounts receivable, lower inventories and net income (adjusted for non-cash items).

Our investing activities resulted in a net cash outflow of $78,000 for the nine months ended April 30, 2014 compared to a net cash outflow of $219,000 for the same period of the previous year. Cash used in investing activities for the current and prior year periods was a result of net cash used for purchases of property and equipment.

Our financing activities resulted in a cash outflow of $518,000 for the nine months ended April 30, 2014 compared to a cash outflow of $201,000 for the same period of the previous year. Cash used in financing activities in the current period reflects payments on notes payable partially offset by purchases under the Employee Stock Purchase Plan. Cash used in financing activities in the prior period reflects payments on notes payable.

Liquidity

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and has had negative cash flows from operating activities resulting in an accumulated deficit of $50,592,000. As of April 30, 2014 the Company had $1,657,000 in cash and cash equivalents to fund operations.

The Company is largely dependent on available cash, cash equivalents, and operating cash flow to finance operations and meet its other capital needs. Cortelco has a line of credit with available borrowings based on an asset formula involving accounts receivable and inventories up to a maximum of $1,000,000, none of which was drawn on in the current or prior fiscal year. The line of credit is secured by substantially all of Cortelco’s assets and expires December 15, 2014. The loan’s interest rate, with a floor of 4%, is floating based on LIBOR. CSPR has a $800,000 revolving line of credit none of which was drawn on as of April 30, 2014 and July 31, 2013, secured by trade accounts receivable and bears interest at 2% over Citibank’s base rate. The agreement has certain covenant requirements and expires November 30, 2014. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital and fund expected capital expenditures over at least the next twelve months.

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

Net Income (Loss)

Net loss was $226,000 and $1,355,000 for the three and nine months ended April 30, 2014 compared to net loss of $58,000 and net income of $113,000 for the three and nine month periods in the previous year due to fluctuations in gross margins and expenses explained above.

Concentrations, Commitments and Contingencies

(a)	Customer Concentrations

At April 30, 2014, four customers accounted for approximately 30% of total accounts receivable and individually 11%, 7%, 6% and 6% of the total accounts receivable. At April 30, 2013, four customers accounted for approximately 42% of total accounts receivable and individually 16%, 9%, 9% and 8% of the total accounts receivable. For the nine months ended April 30, 2014, four customers accounted for approximately 36% of total revenue and individually 11%, 10%, 8% and 7% of total revenue. For the nine months ended April 30, 2013, four customers accounted for approximately 42% of total revenue and individually 17%, 14%, 7% and 4% of total revenue.

(b)	Commitments

At April 30, 2014, the Company had outstanding commitments for inventory purchases under open purchase orders of approximately $1,814,000.

(c)	Litigation

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $559,807 as of February 14, 2014, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believed it had strong arguments to support its position that the components of inventory qualify as raw material and that a settlement could be reached for an amount less than the assessment. Accordingly, the Company had previously recorded a liability, which had a balance of $96,000 as of July 31, 2013. On February 12, 2014 CSPR received a payment demand notice from the CRIM in the amount of $559,807, but provided that if CSPR entered into a settlement agreement on or prior to March 27, 2014, CSPR could settle the outstanding amount for $320,000 and take advantage of an amnesty provision which would eliminate accumulated interest and penalties. Management has entered into a settlement agreement to settle this claim for the initial assessment of approximately $320,000 and has recorded an additional liability of $224,000 as of April 30, 2014 in anticipation of this settlement. The settlement amount is due in twelve equal installments, beginning May 1, 2014, and bears no interest.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 which resulted in assessments of approximately $320,000 (approximately $559,807 as of February 14, 2014, including interest and penalties). The assessments arose from CRIM’s disallowances of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2003 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. CSPR submitted its position in writing within the time period provided by CRIM. CSPR believed it had strong arguments to support its position that the components of inventory qualify as raw material and that a settlement could be reached for an amount less than the assessment. Accordingly, the Company had previously recorded a liability, which had a balance of $96,000 as of July 31, 2013. On February 12, 2014 CSPR received a payment demand notice from the CRIM in the amount of $559,807, but provided that if CSPR entered into a settlement agreement on or prior to March 27, 2014, CSPR could settle the outstanding amount for $320,000 and take advantage of an amnesty provision which would eliminate accumulated interest and penalties. Management has entered into a settlement agreement to settle this claim for the initial assessment of approximately $320,000 and has recorded an additional liability of $224,000 as of April 30, 2014 in anticipation of this settlement. The settlement amount is due in twelve equal installments, beginning May 1, 2014, and bears no interest.

Item 1A. – Risk Factors.

There have been no material changes in the Company’s risk factors from those reported on the Company’s most recently filed 10-K.

Item 2. – Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

(A) Exhibits.

Exhibit Number	Description of Exhibit

2.1	First Amendment to Agreement of Merger and Plan of Reorganization by and among Inventergy, Inc., eOn Communications Corporation, and Inventergy Merger, Inc., dated March 24, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by eOn Communications Corporation on March 25, 2014)
2.2	Exchange Agreement by and among eOn Communications Corporation and each holder of eOn’s Series B Convertible Preferred Stock dated March 24, 2014 (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by eOn Communications Corporation on March 25, 2014)
2.3	Second Amendment to Agreement of Merger and Plan of Reorganization by and among Inventergy, Inc., eOn Communications Corporation, and Inventergy Merger Sub, Inc., dated April 23, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by eOn Communications Corporation on April 24, 2014)

31.1	Officers’ Certificate of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certificate of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

100	The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

EON COMMUNICATIONS CORPORATION

Dated: June 3, 2014	/s/Lee M. Bowling
Lee M. Bowling
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

