Form 10-Q
period 2014-06-30
Inventergy Global, Inc.
filed 2014-08-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-26399

Inventergy Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

900 E. Hamilton Avenue #180
Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)

(408) 389-3510
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 11, 2014, the registrant had 23,912,178 shares of common stock outstanding.

Inventergy Global, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	anticipated growth and growth strategies;

•	the need for additional capital and the availability of financing;

•	the ability to secure additional patents;

•	the ability to monetize patents or recoup our investment;

•	the ability to protect intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents, that could harm our business and operating results;

•	expansion plans and opportunities;

•	our ability to attract and retain key members of our management team;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Current Report on Form 8-K filed on June 12, 2014, as amended on July 11, 2014, entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

-ii-

PART 1-FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

ASSETS	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)

Current assets
Cash and cash equivalents	$484,175	$1,518,684
Restricted cash	3,500,000	-
Accounts receivable	45,965	-
Inventories	299,601	-
Prepaid expenses and other current assets	443,951	73,207
Deferred expenses, current	3,000,000	-
Total current assets	7,773,692	1,591,891

Property and equipment, net	45,961	-
Deferred expenses	11,295,788	13,510,178
Patents, net	11,190,571	9,162,409
Intangible assets, net	1,319,633	-
Goodwill	8,858,504	-
Deposits and other assets	36,512	20,399

Total assets	$40,520,661	$24,284,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,021,138	$602,564
Accrued interest on notes payable	80,000	6,935
Short-term notes payable, related party	-	3,100,000
Guaranteed payments, current	1,872,317	-
Convertible notes payable, net of discount, current	4,422,028	-
Warranty reserve	38,143	-
Total current liabilities	7,433,626	3,709,499

Guaranteed payments	15,110,155	13,510,178
Derivative liabilities	733,963	591,901
Convertible notes payable, net of discount	3,310,850	2,327,217

Total liabilities	26,588,594	20,138,795

Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized,
0 and 6,176,748 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively (aggregate liquidation preference of $0 at June 30, 2014
and $19,827,361 at December 31, 2013)	-	3,392,950

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated,
4,117,474 shares issued and outstanding at June 30, 2014.
Series B convertible preferred stock: 2,750 shares designated,
1,192 shares issued and outstanding at June 30, 2014.	23,444,622	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
23,484,783 and 11,505,039 shares issued and outstanding at
June 30, 2014 and December 31, 2013	23,485	1,150
Additional paid-in capital	22,535,301	5,483,054
Deficit accumulated	(32,071,341)	(4,731,072)
Total stockholders' equity	13,932,067	753,132

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$40,520,661	$24,284,877

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$47,044	$-	$47,044	$-
Cost of revenues	78,205	-	78,205	-
Gross loss	(31,161)	-	(31,161)	-

Operating Expenses
General and administrative	3,399,763	693,544	6,437,386	793,146
Patent amortization expense	292,815	52,366	625,371	52,366
Total operating expenses	3,692,578	745,910	7,062,757	845,512

Loss from operations	(3,723,739)	(745,910)	(7,093,918)	(845,512)

Other income (expense)
Loss on extinguishment of notes payable	-	-	(2,403,193)	-
Decrease (increase) in fair value of derivative liabilities	(78,682)	-	395,644	-
Other expense	-	-	-	-
Interest expense, net	(129,892)	(2,735)	(296,160)	(2,735)
Total other (expense), net	(208,574)	(2,735)	(2,303,709)	(2,735)

Loss before provision for income taxes	(3,932,313)	(748,645)	(9,397,627)	(848,247)

Provision for income taxes	-	-	-	-

Net loss	$(3,932,313)	$(748,645)	$(9,397,627)	$(848,247)

Basic and diluted loss per share	$(0.27)	$(0.09)	$(0.69)	$(0.11)

Weighted average shares outstanding basic and diluted	14,613,039	7,934,559	13,577,273	7,705,193

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(9,397,627)	$(848,247)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of notes payable	2,403,193	-
Decrease in fair value of derivative liabilities	(395,644)	-
Amortization of discount on notes payable	201,574	-
Amortization of patents and acquired contracts	647,738	52,366
Stock-based compensation	1,861,654	-
Changes in operating assets and liabilities
Accounts receivable	(45,965)	-
Inventories	15,345	-
Prepaid expenses and other current assets	(344,953)	(11,650)
Deposits and other assets	(16,113)	(5,528)
Accounts payable	426,035	197,322
Accrued interest on notes payable	73,065	2,833
Net cash used in operating activities	(4,571,698)	(612,904)

Cash flows from investing activities
Restricted cash	(3,500,000)	-
Purchases of property and equipment	(45,961)	-
Issuance of short-term note receivable, related party	(3,000,000)	-
Purchases of patents	-	(4,102,938)
Cash and other assets received in acquisition	790,172	-
Net cash used in investing activities	(5,755,789)	(4,102,938)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,487,850	-
Proceeds from issuance of Series A-1 redeemable convertible preferred stock	-	50,000
Proceeds from issuance of Series A-2 redeemable convertible preferred stock	-	1,498,526
Proceeds from issuance of convertible notes payable, net of issuance costs	2,905,128	4,950,000
Payments on short-term notes payable, related party	(100,000)	-
Net cash provided by financing activities	9,292,978	6,498,526

Net increase in cash and cash equivalents	(1,034,509)	1,782,684

Cash and cash equivalents, beginning of period	1,518,684	-

Cash and cash equivalents, end of period	$484,175	$1,782,684

Supplemental disclosures of cash flow information
Cash paid for interest	$83,777	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Convert outstanding LLC accrued liabilities to member contribution, January 2013	$-	$12,783
Allocation of fair value from Series A-2 redeemable convertible preferred stock
to Series A-1 redeemable convertible preferred stock (See Note 7)	$-	$865,985
Allocation of fair value from notes payable to Series A-1 redeemable convertible
preferred stock (See Note 6)	$-	$2,392,889
Fair value of notes payable redemption derivative liability	$-	$582,903
Fair value of Series A-1 redeemable convertible preferred stock anti-dilution derivative liability	$-	$548,465
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$1,599,977	$-
Offset of short-term related party notes payable and receivable	$3,000,000	$3,000,000
Fair value of convertible notes payable redemption derivative liability	$385,000	$582,903
Fair value of common stock warrants	$348,963	$-
Acquisition of patents	$2,653,533	$-
Transfer of Series A redeemable convertible preferred stock to preferred stock	$3,392,950	$-

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

1.          Organization

Inventergy Global, Inc. (“Inventergy” or “Company”) is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary (“Merger Sub”) of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc (the “Merger”). As a result of the Merger, eOn Communications Corporation changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

The Company operates in a single industry segment.

2.          Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations with the issuance of notes and convertible notes, by the sale of preferred and common stock and through private placement offerings. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. The Company had cash and cash equivalents of $484,175 and net working capital of $340,066 as of June 30, 2014. The total current assets included restricted cash of $3,500,000 in a segregated account which is pledged to collateralize the Secured Convertible Notes and cannot be used in support of on-going operations. The Company’s net loss for the six months ended June 30, 2014 was $9,397,627 and our accumulated deficit amount was $32,071,341 as of June 30, 2014. The Company will be able to conduct its planned operations using currently available capital resources for less than six months. Our ability to sustain our operations is dependent upon our ability to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations.

Management estimates and related risks

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Although these estimates reflect management's best estimates, it is at least reasonably possible that a material change to these estimates could occur in the near term.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted cash

At June 30, 2014, the Company held restricted cash of $3,500,000 pledged to collateralize the Secured Convertible Notes (as defined below).

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of June 30, 2014, the Company has not establish any reserves for uncollectable accounts.

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

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or the term of the lease, if shorter), which range from three to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation is removed and any resulting gain or loss is credited or charged to operations.

Patents

Patents, including acquisition costs, are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally 7 - 10 years. Upon retirement or sale, the cost of assets disposed and the related accumulated amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Patents are utilized for the purpose of generating licensing revenue.

Intangible Assets

Intangible assets consist of certain contract rights acquired in the Merger with eOn Communications. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill will be tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit.

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. There were no asset impairments for the three months and six months ended June 30, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high quality financial institutions. Periodically, such balances are from time to time in excess of federally insured limits.

Stock-based compensation

The Company has a stock option plan under which incentive and non-qualified stock options and restricted stock awards (“RSAs”) are granted primarily to employees. All share-based payments to employees, including grants of employee stock options and RSAs, are recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company's statements of comprehensive income or loss. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded. The awards issued consist of fully-vested stock awards, performance-based restricted shares, and service-based restricted shares.

Expenses related to stock-based awards issued to non-employees are recognized at fair value on a recurring basis in the periods those awards are expected to vest. The Company estimates the fair value of the awards using the Black-Scholes option pricing model.

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2014 and 2013, the Company had no interest and penalties related to income taxes.

Fair value measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs within the fair value hierarchy. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The following methods and assumptions were used to estimate the fair value of financial instruments:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The category within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of inception-to-date information in the Company's statements of operations and cash flows.

3.          Business Combination

The Merger was consummated on June 6, 2014, as a result of which Inventergy, Inc. merged with and into Merger Sub and holders of Inventergy, Inc. securities were issued securities of the Company. Upon the consummation of the Merger, the Company changed its name from “eOn Communications Corporation” to “Inventergy Global, Inc.” and effected a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”).

In connection with the consummation of the Merger:

(i) each share of the pre-Merger Inventergy, Inc. common stock was exchanged for 1.4139 shares of Company common stock on a post-Reverse Split basis (the “Exchange Ratio”);

(ii) the pre-Merger Inventergy, Inc. Series A Preferred Stock was exchanged for a like number of newly-created Company Series A Preferred Stock;

(iii) options and restricted shares of pre-Merger Inventergy, Inc. common stock awarded pursuant to the Inventergy 2013 Stock Plan (such stock plan being adopted by the stockholders of the Company in connection with the Merger) and outstanding immediately prior to the consummation of the Merger were converted into awards of options to purchase Company common stock and restricted shares of Company common stock with terms and conditions identical to the terms and conditions of the corresponding options to purchase Inventergy, Inc. common stock and awards of restricted shares of Inventergy, Inc. common stock (as adjusted for the Exchange Ratio); and

(iv) outstanding warrants to purchase pre-Merger Inventergy, Inc. common stock were exchanged for warrants to acquire Company common stock with terms and conditions identical to the terms and conditions of the corresponding warrants to purchase Inventergy, Inc. common stock (as adjusted for the Exchange Ratio).

Immediately following the consummation of the Merger, the Company had 20,018,028 shares of common stock, 6,176,748 shares of Series A Preferred Stock and 2,231 shares of Series B Preferred Stock issued and outstanding. In addition, it had warrants to purchase 700,937 shares of common stock outstanding and 238,412 placement agent warrants outstanding.

The Transition Transactions

In connection with the Merger, on December 17, 2013, eOn, Cortelco Systems Holding Corp., a Delaware corporation and wholly-owned subsidiary of eOn (“Cortelco Holding”), eOn Communications Systems, Inc., a Delaware corporation and wholly-owned subsidiary of eOn (“eOn Subsidiary”), and Cortelco, Inc., a Delaware corporation and wholly-owned subsidiary of Cortelco Holding (“Cortelco”) entered into a transition agreement (the “Transition Agreement”). The Transition Agreement provided for several transactions among eOn and its subsidiaries in connection with, and subject to the completion of, the Merger. Each of these transactions were consummated at the time the Merger became effective (the “Effective Time”), including the following (collectively, the “Transition Transactions”):

(1) eOn and Cortelco each transferred certain contracts and other assets to eOn Subsidiary, and eOn Subsidiary assumed the liabilities associated with such contracts on and after the date of assumption;

(2) eOn Subsidiary purchased from Cortelco certain inventory for a purchase price equal to Cortelco’s book value of such inventory;

(3) eOn and Cortelco Holding redeemed in full those certain contingent notes in the maximum initial amount of $11 million (collectively, the “Contingent Note”) in consideration of paying the holders of the Contingent Note either cash in the aggregate amount of $300,000 or shares of Cortelco Holding owned by eOn;

(4) Cortelco entered into a fulfillment services agreement with eOn Subsidiary providing for certain services to be conducted on behalf of eOn Subsidiary after the Merger;

(5) the Company transferred to Cortelco Holding (i) all of its ownership in Cortelco Systems Puerto Rico, Inc., and Symbio Investment Corp., and (ii) eOn’s right to require David S. Lee, former Chairman of eOn, to purchase its investment in Symbio Investment Corp.; and

(6) the Company and Cortelco Holding entered into an indemnity agreement providing that Cortelco will indemnify the Company from and against any future losses arising from the Contingent Note and certain other matters.

Upon completion of the Merger and the Transition Transactions, the Company owns all of the outstanding stock of Inventergy,Inc and eOn Subsidiary and has transferred certain assets held prior to the Merger and no longer owns an interest in Cortelco Holding, Cortelco, Cortelco Systems Puerto Rico, Inc., or Symbio Investment Corp.

As of June 30, 2014, the total purchase consideration and the purchase price allocation were as follows:

Fair value of assumed equity allocated to purchase consideration	$10,985,867
Total purchase consideration	$10,985,867

Goodwill	$8,858,504
Intangible asset contract rights	1,342,000
Other assets acquired	816,045
Liabilities assumed	(30,682)
Total purchase allocation	$10,985,867

Goodwill of $8,858,504, which is not deductible for tax purposes, was recognized as a result of the Merger. Intangible assets of $1,342,000, consist of certain contract rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

Acquisition-related costs directly attributable to the business combination totaling $1,237,641 for the six months ended June 30, 2014 were expensed as incurred in the consolidated statements of operations.

This is a reverse merger. The consideration was based on fair value of equity retained by eOn Communication Corporation shareholders on June 6, 2014, the date of the Merger close. The historical financial information are those of Inventergy, Inc.

Supplemental Pro Forma Information. The financial information in the table below summarizes the results of operations of the Company following the consummation of the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2013. The pro forma financial information is presented for informational purposes only for the purpose of comparing the six months ended June 30, 2014 with the six months ended June 30, 2013 and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013 or of results that may occur in the future.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue (1)	$231,000	$186,000	$462,000	$372,000
Net loss (2)	$3,437,640	$1,141,245	$8,797,819	$1,633,447

(1)	Revenue for the three months ended June 30, 2014 of $47,043 (from Merger close to June 30, 2014) is from our telephony product line acquired in the Merger.

(2)	Pro forma net loss was adjusted to exclude Merger related expenses of $802,407 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $1,237,641 and $0 for the six months ended June 30, 2014 and 2013, respectively. Additional expense for the amortization of acquired intangible assets of $44,733 and $67,100 for the three months ended June 30, 2014 and 2013, respectively, and $111,833 and $134,200 for the six months ended June 30, 2014 and 2013, respectively, was included in the net loss.

4.          Patents

Patent intangible assets consist of the following at June 30, 2014:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$12,109,118	$(918,547)	$11,190,571
Total patent intangible assets		$12,109,118	$(918,547)	$11,190,571

The Company expects amortization expense to be approximately $1,550,334 per year for each of the next seven years and a pro rata portion in the eighth year.

5.          Fair Value Measurements

The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes payable derivative liability	$385,000	$-	$-	$385,000
Common stock warrants	348,963	-	-	348,963
Total	$733,963	$-	$-	$733,963

As discussed in Note 6, prior to the Merger, the Company issued secured promissory notes (the ꞌꞌSenior Secured Notesꞌꞌ) which were redeemable upon an event of default. The Senior Secured Notes were later exchanged in favor of new convertible notes (the “Amended Secured Convertible Notes”) , resulting in an extinguishment of the related derivative liability for the prior Senior Secured Notes. Also discussed in Note 6, the Company also then issued certain additional new convertible notes (the “New Secured Convertible Notes”) which may be redeemed upon an event of default (together with the Amended Secured Convertible Notes, the "Secured Convertible Notes"). Since the Secured Convertible Notes were issued at a substantial discount and the event of default clause may require accelerated repayment, the Secured Convertible Notes include an embedded derivative that is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Secured Convertible Notes. The Company estimated the fair value of the derivative liability using a valuation model which included the weighted probability of the amount of redemption and the time until redemption occurs over the note term.

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At June 30, 2014, the threshold price was $1.14 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 shares of common stock or in the event of unavailable authorized shares of common stock, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 redeemable convertible preferred stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post Merger, the Series A redeemable convertible preferred stock are no longer redeemable. Therefore, these were transferred to Series A preferred stock within the Stockholders' equity.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of June 30, 2014 was estimated using the following assumptions:

Expected volatility	65%
Risk free rate	1.46%
Dividend yield	0%
Expected term (in years)	4.58

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the six months ended June 30, 2014:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(118,300)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(220,975)	(56,926)	(117,743)
Balance at June 30, 2014	$385,000	$-	$348,963

6.          Borrowing Arrangements

On May 10, 2013, the Company issued senior secured promissory notes (the ꞌꞌSenior Secured Notesꞌꞌ) with an aggregate principal of $5,000,000 for proceeds of $4,950,000. In conjunction with the issuance of the Senior Secured Notes, proceeds of $50,000 were received in exchange for 5,000,000 shares of Series A-1 Preferred Stock. Also, on May 17, 2013, proceeds of $1,498,526 were received in exchange for shares of Series A-2 Preferred Stock to substantially the same investors. Total proceeds from the Senior Secured Notes, Series A-1 Preferred Stock, and Series A-2 Preferred Stock were allocated to each instrument using the relative fair value method. The fair value allocated to the Notes was $2,557,111. Further discussion regarding the allocation of proceeds is included in Note 7. On March 26, 2014, the Senior Secured Notes were amended and restated to allow for conversion to common stock and to amend the interest rate (“Amended Secured Convertible Notes”). In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193 in the accompanying statements of operations.

On March 26, 2014, the Company issued additional convertible promissory notes (the “New Secured Convertible Notes”) with an aggregate principal of $3,000,000 with similar terms and conditions as the Amended Secured Convertible Notes.

The Amended Secured Convertible Notes and New Secured Convertible Notes (collectively, the ꞌꞌSecured Convertible Notesꞌꞌ) are payable in quarterly installments beginning in October 2014 through July 2018 and bear interest at 4% per annum. If and when the Secured Convertible Notes are fully collateralized by the restricted cash amount equaling the remaining balance of the principal and any interest due, the interest rate will be reduced to 2%. The Secured Convertible Notes are secured by certain patents and other assets of the Company and all principal and accrued but unpaid interest is due upon maturity. The Secured Convertible Notes may be converted to a number of shares of common stock at the option of the holder by dividing the principal amount the holder desires to convert by $5.30. The maturity date of the Secured Convertible Notes may be accelerated upon certain events of default or change in control. Upon such events, the Secured Convertible Notes may be redeemed for 125% of the principal to be redeemed plus accrued but unpaid interest and late charges, if any. Further discussion regarding the fair value measurement of the redemption provision is included in Note 4. The outstanding principal and accrued interest on the Secured Convertible Notes as of June 30, 2014 was $8,080,000, net of an unamortized discount of $267,122.

On December 19, 2013 and December 31, 2013, the Company issued promissory notes (the ꞌꞌDecember 2013 Notesꞌꞌ) to the Company’s Chief Executive Officer, a related party, for $3,000,000 and $100,000 totaling an aggregate principal of $3,100,000. The Company also incurred a loan origination fee of $60,000 upon issuance of the December 2013 Notes. The December 2013 Notes, originally scheduled to mature in February 2014, were extended to August 31, 2014 and bore interest at 2% per annum. The Company fully repaid the $100,000 unsecured related party note as part of the December 2013 Notes. The $3,000,000 note was secured by certain patent assets of the Company and all principal and accrued but unpaid interest on the December 2013 Notes were due upon maturity.

On February 10, 2014, the Company obtained an unsecured promissory note receivable (the ꞌꞌNote Receivableꞌꞌ) from the Company’s Chief Executive Officer, a related party, with an aggregate principal of $3,000,000. The Note Receivable which matures on August 31, 2014 bore interest at 2% per annum. All principal and accrued but unpaid interest was receivable upon maturity. The Note Receivable included a full right of offset with the December 2013 Notes. The Company’s board of directors, excluding the Chief Executive Officer’s vote, approved the Note Receivable prior to issuance. Effective February 11, 2014, the December 2013 Notes and Note Receivable were fully offset and deemed paid.

Total Secured Convertible Notes payable at June 30, 2014 are comprised of the following:

Total Secured Convertible Notes payable outstanding	$8,000,000
Less: unamortized discount	(267,122)
Convertible notes payable, net of discount	$7,732,878

Amortization of the discount on Secured Convertible Notes payable is computed using the straight line method over the note term and is included in interest expense in the accompanying statements of operations. The straight line method of amortization is not materially different than the effective interest method. Amortization of the discount was $151,289 for the three months ended March 31, 2014 and $168,423 for the six months ended June 30, 2014.

7.          Stockholders' Equity

Conversion from LLC

In January 2013, the Inventegy, Inc.’s sole member converted all then outstanding liabilities, to the member, to member contributions. In February 2013, a plan of conversion was entered into, pursuant to which the membership interest in the former LLC held by the sole member was exchanged for 5,000,000 shares of the Company’s common stock, par value $0.0001.

Common stock

The Company is authorized to issue up to 110,000,000 shares, of which 100,000,000 shares have been designated as common stock and 10,000,000 shares as preferred stock. Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of each share of common stock shall have the right to one vote for each share and are entitled, as a share class, to elect two directors of the Company.

Shares of common stock reserved for future issuance were as follows as of June 30, 2014:

Series A convertible preferred stock	5,821,699
Series B convertible preferred stock	556,876
Convertible notes payable	1,508,162
Options to purchase common stock	2,211,018
Options available for future issuance	1,057,211
Warrants	824,648
Total	11,979,614

Convertible preferred stock

Convertible preferred stock as of June 30, 2014 consists of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	3,720,240	$5,208,337
Series A-2	$1.6996	1,176,748	1,176,748	397,234	$556,128
Series B	$1,000.00	2,750	2,750	1,192	$1,192,000

As discussed in Note 5, in conjunction with the issuance of Series A-1 and Series A-2 redeemable convertible preferred stock, proceeds of $4,950,000 were received in exchange for the issuance of promissory notes payable. Total proceeds from this transaction were allocated to each instrument using the relative fair value method. Proceeds allocated to Series A-1 and Series A-2 redeemable convertible preferred stock were $3,308,874 and $1,134,016, respectively. Following the allocation of fair value, the effective conversion prices per share upon issuance of Series A-1 and Series A-2 redeemable convertible preferred stock were $0.55 and $0.96, respectively.

On December 17, 2013, in contemplation of the Merger, the Company issued 2,750 shares of its Series B Preferred Stock (the “redeemable convertible preferred stock”) at a price of $1,000 per share, subject to the terms of its Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”), and warrants to purchase an aggregate of 700,935 shares of the Company’s common stock (the “warrants”) to certain accredited investors in a private offering transaction for proceeds of $2,750,000. The warrants have an exercise price of $2.66 per common share.

The preferred stock was fair valued in conjunction with the Merger. Consequently, the revaluation did not impact earnings per share.

A complete description of the rights, preferences, privileges and restrictions of the redeemable convertible preferred stock are included in the Amended Articles of Incorporation. The following is a summary of certain rights, privileges, preferences and restrictions:

Liquidation preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to receive an amount equal to the sum of (i) the greater of (x) the product of (I) $0.01 in the event of Series A-1 or $1.6996 in the event of Series A-2 and (II) the number of shares of Preferred stock then held by each holder and (y) the product of (I) the fair market value of one share of Common Stock, as mutually determined by the Company and the Preferred Stock holders and (II) the number of shares of Common Stock issuable upon conversion of such Preferred Stock, and (ii) any declared accrued and unpaid dividends, prior and in preference to any distributions made to the holders of Common Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive an amount equal $1,000 per share. After full payment to the holders of Series A and Series B preferred stock preferences, holders of Series B shall be entitled to participate in the distribution of any remaining assets of the Company on an as converted basis pari passu with the holders of common stock.

If the assets and funds distributed among the holders of the Preferred Stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A and Series B Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Conversion

All Series A preferred shares are convertible, into common stock at the option of the holder, at any time after the date of issuance, by dividing the stated value of such preferred shares ($0.007073 in the event of Series A-1 or $1.202065 in the event of Series A-2) by the conversion amount, each subject to adjustment. All Series B preferred shares are convertible, into common stock at the option of the holder, at any time after the date of issuance, by multiplying the conversion amount by the quotient of (x) $1,000 divided by (y) 2.14, each subject to adjustment. Each share of the Series A and Series B Preferred Stock will automatically be converted into common stock, at the then-effective applicable conversion price, upon the occurence of both i) the full collateralization of the Secured Convertible Notes, and ii) upon the closing of the sale of the Company’s common stock in a firm-commitment, underwritten public offering registered under the Securities Act of 1933 (as amended), which results in aggregate proceeds to the Company of at least $20,000,000 at a price per share exceeding such threshold as defined in the Company’s certificate of designation.

Anti-dilution

Holders of Series A-1 redeemable convertible preferred stock are entitled to receive certain shares of common stock if and when the Company issues or sells any shares of common stock for a consideration per share less than a certain threshold price.

Voting rights

Holders of redeemable convertible preferred stock are entitled to one vote for each share of common stock into which their shares can be converted. Holders of Series A redeemable convertible preferred stock together are entitled to appoint one director of the Company.

Restriction on Sale of Securities

On June 9, 2014, the Company’s shareholders representing approximately 78% of issued common stock and preferred stock (the “Restricted Securities”) in the Company, agreed to limitations on sale of those securities through November 30, 2014. Each such stockholder agreed (a) to sell no Restricted Securities until July 1, 2014 unless the Company’s common stock price is above $6.00 per share; (b) from July 1 to August 30, to only sell a maximum of approximately 6% per month of that shareholder's beneficially held Restricted Securities if the Successor Company’s stock price is above $4.00 per share; (c) from September 1 through November 30, to only sell a maximum of approximately 6% per month of that shareholder's beneficially held Restricted Securities; and (d) remain able to sell any number of Restricted Securities if the Company’s stock price is above $6.00 per share. In addition, these shareholders have agreed to not engage in any short selling during the restriction period.

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at June 30, 2014 as discussed in Note 4.

8.          Stock-Based Compensation

Stock Plan

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the "Inventergy Global, Inc. 2014 Stock Plan", the "Plan"). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. The Board of Directors has reserved 3,605,495 shares of common stock for issuance over the term of the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the new plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2013 (1)	-	-	$-
Authorized	2,898,495	-	$-
Options Granted	(1,293,720)	1,293,720	$2.27
Restricted Awards Granted	(318,128)	318,128
Balance at December 31, 2013	1,286,647	1,611,848
Authorized	706,950	-	$-
Options Granted	(902,298)	902,298	$3.37
Options assumed in Merger	(15,000)	15,000	$14.30
Restricted Awards Granted	(19,088)	19,088
Restricted Awards Vested	-	(19,088)	$3.04
Balance at June 30, 2014	1,057,211	2,529,146
Total vested and expected to vest shares (options)		2,211,018	$2.73

(1) Options and RSAs granted prior to the adoption of the plan were subsumed under the plan once it was adopted.

The aggregate intrinsic value of stock options and RSAs outstanding, vested and expected to vest, and exercisable at June 30, 2014 was $1,576,042, $685,284, and $113,187, respectively.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of June 30, 2014, 2,730,198 shares were vested, and 424,170 shares were cancelled or forfeited (unvested).

The following table summarizes information with respect to stock options outstanding at June 30, 2014:

		Options Outstanding		Options Exercisable
Exercise Price Per Share	Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted- Average Exercise Price	Share Exercisable	Weighted Average Exercise Price Per Share
$	1,293,720	9.45	2.27	241,960	$2.27
$	742,298	9.83	3.04	-	$-
$	160,000	9.95	3.85	-	$-
	2,196,018	9.61	2.65	241,960	$2.27

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the six months ended June 30, 2014:

For the six months ended June 30, 2014
Expected volatility	76%
Risk free rate	1.72%
Dividend yield	0%
Expected term (in years)	5.75

The expected term of the options is based on the average period the stock options are expected to remain outstanding based on the option’s vesting term and contractual terms. The expected stock price volatility assumptions for the Company's stock options were determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company's common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts. Forfeitures were estimated based on the Company’s estimate of future cancellations.

Stock-based compensation for employees and non-employees related to options and RSAs recognized for the three and six months ended June 30, 2014 was as follows:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Operating expenses
Selling, general and administrative	$865,922	$1,861,654

There was no stock based compensation in 2013.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of June 30, 2014, there were total unrecognized compensation costs of $4,678,804 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.6 years.

Non-employee stock-based compensation expense

For the six months ended June 30, 2014, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. The Company did not issue options and restricted stock awards to non-employees for the six months ended June 30, 2013. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $594,103 and $1,380,903 for the three and six months ended June 30, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9.          Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the six months ended June 30, 2014 and 2013.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of June 30, 2014 and 2013.

The use of the Company's net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards prior to utilization.

The Company files U.S. Federal and state tax returns. As of June 30, 2014 and 2013, all tax years remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

10.         Commitments and Contingencies

Operating lease

The Company previously leased offices in Cupertino, California under a cancelable month-to-month operating lease. The Company sublet an office on a month-to-month basis to a related party entity for approximately $551 per month during 2013. The majority stockholder of the related party is a stockholder of the Company. The Company terminated its sublease agreement effective December 31, 2013.

In March 2014, the Company entered into a non-cancelable thirty-eight month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993 during the six months ended June 30, 2014. The future minimum payments related to this lease are as follows for the years ending December 31:

Remainder of Year Ended 2014	$46,236
2015	112,895
2016	116,201
2017	68,587
Total	$343,919

Rent expense was approximately $20,286, and $17,127 for the three months ended June 30, 2014 and 2013, respectively, and approximately $45,019, and $31,539 for the six months ended June 30, 2014 and 2013, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The agreements include future unconditional guaranteed payments of $21,000,000 representing purchase of patents and minimum revenue sharing from the Company’s ability to license the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of June 30, 2014 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of June 30, 2014 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2014	$1,000,000
2015	4,000,000
2016	6,000,000
2017	10,000,000
Less: discount to present value	(4,017,528)
Guaranteed payments, net of discount	$16,982,472

11.         Subsequent Events

On July 14, 2014, Inventergy, Inc. filed a complaint (Inventergy, Inc. v. GENBAND, Inc.) alleging patent infringement of 5 patents owned by Inventergy, Inc. against GENBAND, Inc., in the Eastern District of Texas, Tyler Division (where GENBAND is headquartered). The lawsuit seeks damages and costs, pre- and post-judgment interest, attorneys’ fees and the award of a post-judgment royalty. Inventergy, Inc. has not yet served the complaint, in favor of newly expanded discussions with GENBAND.

On August 8, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company closed on an unsecured loan of $500,000 (with an effective date of August 1, 2014) from First Republic Bank (the “Unsecured Loan”). The Unsecured Loan accrues interest at a rate of 1.3% per annum and such interest is due and payable on a monthly basis with the first such payment due on September 1, 2014. The Company will pay to First Republic Bank the principal amount of the Unsecured Loan plus all accrued but unpaid interest on or before November 1, 2014. The Company may prepay the principal of the Unsecured Loan at any time prior to expiration of the term of such Unsecured Loan. If the Company does not make timely payment of any amount due and payable to the lender, the Company will be charged 10% interest on the unpaid portion of the regularly scheduled payment. Our Chief Executive Officer and Chairman of our Board of Directors, Joseph W. Beyers, has individually guaranteed payment of the Unsecured Loan. Such guarantee has also been secured by assets owned individually by Mr. Beyers. Upon an event of default (which includes failure to make any payment under the Unsecured Loan) the interest rate due and payable on the Unsecured Loan will increase by 8% and First Republic Bank may declare the entire unpaid principal and interest under the Unsecured Note and all accrued but unpaid interest immediately due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Inventergy, Inc. and the notes thereto included as exhibits to this Form 10-Q. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “ Risk Factors ” in the Company’s Current Report on Form 8-K/A filed on July 11, 2014.

Forward-Looking Statements

This report contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in our Current Report on Form 8-K/A filed on July 11, 2014, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made and we will not update these forward-looking statements, even if our situation changes in the future. We caution the reader that a number of important factors discussed herein and in other documents filed with the Securities and Exchange Commission could affect our actual results to differ materially from those discussed in forward-looking statements.

Overview

Inventergy Global, Inc. (“Inventergy” or “Company”) is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc (the “Merger”). As a result of the Merger, eOn Communications Corporation changed its name to “Inventergy Global, Inc.”

Inventergy works to develop long-term relationships with global companies, which we refer to as clients, seeking to strategically realize an appropriate return on their IP assets, in which they have invested a significant amount of research and development (IP value creation). Inventergy offers clients a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. Inventergy has focused initially on developing relationships with companies in the telecommunications industry but its business purpose is not limited to this industry. We aspire to be a market-leader in IP value creation across various technology and market segments.

The core strategy of Inventergy is to acquire significant patent portfolios from Global Fortune 500 companies who are leaders or major players in their industries and to generate value from these portfolios through licensing or sales of these patents. The patents are generally purchased for a fee as well as a percentage of the net revenue (revenue after deduction of litigations costs, if any). As a result of such purchase agreements, Inventergy has full ownership of the patent portfolios, including the rights to past damages, and has the sole right to determine the best strategy to derive value from the portfolios. Accordingly, Inventergy remains independent of the clients from which we have acquired the patent portfolios.

Critical Accounting Policies

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

For the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenue

Revenue for the three months ended June 30, 2014 of $47,044 (from Merger close to June 30, 2014) is from our telephony product line acquired in the Merger. We did not have revenue for the three months ended June 30, 2013.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2014 of $78,205 includes the cost of product of $47,838, cost of fulfillment services $8,000, and amortization of $22,367 for contracts acquired in the Merger, compared to $0 for the three months ended June 30, 2013. Gross loss for the three months ended June 30, 2014 was $31,161, compared to $0 for the three months ended June 30, 2013.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2014 were $3,399,763 compared to $693,544 for the three months ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2014 include $271,819 and $594,103 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $0 for the three months ended June 30, 2013. Salaries, wages and other personnel expense was $724,428 and $449,234 for the three months ended June 30, 2014, and June 30, 2013, respectively, an increase of $275,194 as a result of additional headcount. Merger related costs, which include legal, accounting and other consulting services, were $802,407 for the three months ended June 30, 2014, compared to $0 for the three months ended June 30, 2013. Investor relations expense was $320,238 and $16,095 for the three months ended June 30, 2014, and June 30, 2013, respectively, an increase of $304,143 as a result of investor relations, communications, media and related services. Patent fees were $199,656 and $0 for the three months ended June 30, 2014, and June 30, 2013, respectively, as a result of registering acquired patents. Other general and administrative expense was $487,112 and $228,214 for the three months ended June 30, 2014, and June 30, 2013, respectively, an increase of $258,898 as a result of general increase in administrative expenses.

Amortization Expense

Amortization expense of $292,815, and $52,366 for the three months ended June 30, 2014, and the three months ended June 30, 2013, respectively, was for the amortization of patents acquired.

Increase in Fair Value of Derivative Liabilities

Other net expense of $78,682, and $0, for the three months ended June 30, 2014, and June 30, 2013, respectively, is related to the increase in fair value of the Secured Convertible Note derivative liability of $195,700, offset by a decrease in fair value for the Series A-1 Preferred Stock derivative liability of $5,400, and also offset by a decrease for the common stock warrant value of $111,618.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2014, and June 30, 2013, was $129,891, and $2,735, respectively. The three months ended June 30, 2014, includes the amortization of the Secured Convertible Notes discount of $17,050, amortization of discount on notes payable of $33,151, interest expense of $80,000, less interest income of $310. The three months ended June 30, 2013, includes interest expense of $2,833, less interest income of $98.

For the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenue

Revenue for the six months ended June 30, 2014 of $47,044 (from Merger close to June 30, 2014) is from our telephony product line acquired in the Merger. We did not have revenue for the six months ended June 30, 2013.

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2014 of $78,205 includes the cost of product of $47,838, cost of fulfillment services $8,000, and amortization of $22,367 for contracts acquired in the Merger, compared to $0 for the six months ended June 30, 2013. Gross loss for the six months ended June 30, 2014 was $31,161, compared to $0 for the six months ended June 30, 2013.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2014 were $6,437,386 compared to $793,146 for the six months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 include $480,750 and $1,380,903 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $0 for the six months ended June 30, 2013. Salaries, wages and other personnel expense was $1,400,094 and $449,235 for the six months ended June 30, 2014, and June 30, 2013, respectively, an increase of $950,859 as a result of additional headcount. Merger related costs, which include legal, accounting and other consulting services, were $1,237,641 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013. Investor relations expense was $373,793 and $27,624 for the six months ended June 30, 2014, and June 30, 2013, respectively, an increase of $346,169 as a result of investor relations, communications, media and related services. Patent fees were $527,520 and $0 for the six months ended June 30, 2014, and June 30, 2013, respectively, as a result of registering acquired patents. Other general and administrative expense was $1,036,685 and $316,287 for the six months ended June 30, 2014, and June 30, 2013, respectively, an increase of $720,398 as a result of general increase in administrative expenses.

Amortization Expense

Amortization expense of $625,371, and $52,366 for the six months ended June 30, 2014, and the six months ended June 30, 2013, respectively, was for the amortization of patents acquired.

Loss on Extinguishment of Notes Payable

On March 26, 2014, the Company amended and restated the Senior Secured Notes with an aggregate original principal amount of $5,000,000 issued on May 10, 2013 (“Amended Secured Convertible Notes”) and also issued $3,000,000 in similar notes (“New Secured Convertible Notes”) for a total of $8,000,000 (collectively the “Secured Convertible Notes”) to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193. See Note 6 in the Notes to the Inventergy Financial Statements for further information on the extinguishment of the Senior Secured Notes.

Decrease in Fair Value of Derivative Liabilities

Other income of $395,644, and $0, for the six months ended June 30, 2014 and June 30, 2013, respectively, is the change in fair value of the Secured Convertible Note derivative liability of $220,975, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $117,743.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2014, and June 30, 2013, was $296,160, and $2,735, respectively. The six months ended June 30, 2014, includes the amortization of the Secured Convertible Notes discount of $168,423, amortization of discount on notes payable of $33,151, interest expense of $96,841, less interest income of $2,255. The six months ended June 30, 2013, includes interest expense of $2,833, less interest income of $98.

Liquidity and Capital Resources

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations with the issuance of notes and convertible notes, by the sale of preferred and common stock and through private placement offerings. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. The Company had cash and cash equivalents of $484,175 and net working capital of $340,066 as of June 30, 2014. The total current assets included restricted cash of $3,500,000 in a segregated account which is pledged to collateralize the Secured Convertible Notes and cannot be used in support of on-going operations. The Company’s net loss for the six months ended June 30, 2014 was $9,397,627 and our accumulated deficit amount was $32,071,341 as of June 30, 2014. The Company will be able to conduct its planned operations using currently available capital resources for less than six months. Our ability to sustain our operations is dependent upon our ability to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. On August 8, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company closed on an Unsecured Loan of $500,000 (with an effective date of August 1, 2014) from First Republic Bank. The Unsecured Loan is guaranteed by our Chief Executive Officer and Chairman of our Board of Directors, accrues interest at a rate of 1.3% per annum and is due and payable on November 1, 2014. Interest payments must be paid monthly on the Unsecured Loan beginning on September 1, 2014. Failure by the Company to make any timely interest payments will result in the Company being charged 10% interest on the unpaid portion of the regularly scheduled payment and constitutes and event of default under the Unsecured Loan. Any event of default under the Unsecured Loan will cause the interest rate due and payable on the Unsecured Loan to increase by 8% and will enable First Republic Bank to declare the entire unpaid principal and interest under the Unsecured Note and all accrued but unpaid interest immediately due.

In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations.

As of June 30, 2014, the Company had unrestricted cash and cash equivalents of $484,175 compared to $1,518,684 as of December 31, 2013. In addition, as of June 30, 2014, the Company had restricted cash of $3,500,000 compared to $0 as of December 31, 2013. The restricted cash of $3,500,000 is pledged to collateralize the Secured Convertible Notes and cannot be used in support of on-going operations.

The decrease in cash and cash equivalents for the six months ended June 30, 2014 was primarily attributable net cash used in operation of $4,571,698, and net cash used in investing activities of $5,755,789. The net cash used in operations and investing activities offset by proceeds of $6,487,850 from private offerings of our common stock and proceeds of $2,905,128 from issuance of Secured Convertible Notes. The increase in cash and cash equivalents for the six months ended June 30, 2013 was primarily attributable to proceeds from our redeemable convertible preferred stock, and issuance of Secured Convertible Notes, partially offset by purchase of patents, and cash used in operating activities.

The Company’s operating activities for the six months ended June 30, 2014 resulted in net cash used of $4,571,698. Net cash used from operations consisted of a net loss of $9,397,627, offset by non-cash expenses of loss on extinguishment of notes payable of $2,403,193, amortization of discount on notes payable, $201,574, amortization of patents and acquired contracts, $647,738, and stock-based compensation, $1,861,654. These non-cash expenses were partially offset by non-cash income of a decrease in fair value of derivative liabilities $395,644. Changes in operating assets and liabilities provided cash of $107,414, consisting of an increase in accounts payable, $426,035, an increase in accrued interest on notes payable, $73,065, and a decrease in inventory of $15,345, offset by an increase in prepaid expenses and other current assets, $344,953, an increase in accounts receivable, $45,965, and an increase in deposits and other assets, $16,113.

The Company’s operating activities for the six months ended June 30, 2013 resulted in net cash used of $612,904. Net cash used from operations consisted of a net loss of $848,247, offset by non-cash expense of amortization of patents, $52,366. Changes in operating assets and liabilities provided cash of $182,977, consisting of an increase in accounts payable, $197,322, an increase in accrued interest on notes payable, $2,833, offset by an increase in prepaid expenses and other current assets, $11,650, and an increase in deposits and other assets, $5,528.

The Company’s investing activities resulted in net cash outflows of $5,755,789 for the six months ended June 30, 2014, and cash outflows of $4,102,938 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the investing activities consisted of purchases of property and equipment of $45,961, the issuance of a short-term note receivable to a related party of $3,000,000, and an increase in restricted cash, $3,500,000. The Merger resulted in additional net cash of $790,172. For the six months ended June 30, 2013, the investing activities consisted $4,102,938 for the purchases of patents.

The Company’s financing activities for the six months ended June 30, 2014, resulted in net cash provided of $9,292,978. Net cash was provided by proceeds of $6,487,850 from a private offering of common stock and net cash proceeds of $2,905,128 from issuance of Secured Convertible Notes, offset by the repayment of a note to a related party of $100,000.

The Company’s financing activities for the six months ended June 30, 2013, resulted in net cash provided of $6,498,526. Net cash was provided by proceeds from issuance of Series A-1 Preferred Stock, $50,000, proceeds from issuance of Series A-2 Preferred Stock, $1,498,526, and net cash proceeds from issuance of convertible notes payable, $4,950,000.

The Company typically structures its patent acquisitions to include an up-front payment to the patent seller, and an ongoing percentage of net revenue (gross revenue from licensing or sales after litigation and other expenses) received by the Company from its future licensing and enforcement activities. The mixture of fixed payment and ongoing revenue return is intended to appropriately reflect the inherent riskiness of patent asset licensing, the expected significant costs of licensing campaigns, and appropriate returns for such investments. To date, the Company has acquired an aggregate of approximately 750 patents and patent applications for an aggregate purchase payment of $12,109,118. It will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $21 million through 2017 (with a net present value of $17 million). See Note 9 in the Notes to the Company Financial Statements for further information on these guaranteed payments. The sellers of these patents and patent applications retained no control over such assets such that the Company will have sole decision-making power with respect to monetizing such patents and patent applications, subject, however, to any existing encumbrances such as valid licenses, business relationships and standards organization obligations for fair, reasonable and non-discriminatory licensing.

The Company may require additional financing for the purchase of additional patent portfolios and to fund their monetization efforts if new attractive opportunities are found. If Inventergy acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such do not scale significantly with the acquisition of new portfolios. Due to the current state of the credit markets, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

On May 10, 2013, the Company issued an aggregate of $5,000,000 in principal amount of senior secured notes (the "Senior Secured Notes") to several institutional investors. On March 24, 2014, the Company entered into agreements with such investors providing for the exchange of all of the Senior Secured Notes for Amended Secured Convertible Notes convertible for the Company common stock at any time at a fixed price of $7.50 per share. In addition, the Company borrowed an additional $3,000,000 and issued the New Secured Convertible Notes (collectively the “Secured Convertible Notes”). See Note 6 to the Company financial statements for the six months ended June 30, 2014 for more information regarding the Senior Secured Notes and the Secured Convertible Notes.

On February 11, 2014, the Company exercised its right of offset of the $3,000,000 related party receivable and the $3,000,000 related party promissory note payable. As of June 30, 2014, both the related party receivable and the related party promissory note payable are no longer outstanding.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Inventergy, Inc. v. GENBAND, Inc.

On July 14, 2014, Inventergy, Inc. filed a complaint alleging patent infringement of 5 patents owned by Inventergy, Inc. against GENBAND, Inc., in the Eastern District of Texas, Tyler Division (where GENBAND is headquartered). The lawsuit seeks damages and costs, pre- and post-judgment interest, attorneys’ fees and the award of a post-judgment royalty. Inventergy, Inc. has not yet served the complaint, in favor of newly expanded discussions with GENBAND.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 8, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company closed on an Unsecured Loan of $500,000 (with an effective date of August 1, 2014) from First Republic Bank. The Unsecured Loan accrues interest at a rate of 1.3% per annum and such interest is due and payable on a monthly basis with the first such payment due on September 1, 2014. The Company will pay to First Republic Bank the principal amount of the Unsecured Loan plus all accrued but unpaid interest on or before November 1, 2014. The Company may prepay the principal of the Unsecured Loan at any time prior to expiration of the term of such Unsecured Loan. If the Company does not make timely payment of any amount due and payable to the lender, the Company will be charged 10% interest on the unpaid portion of the regularly scheduled payment. Our Chief Executive Officer and Chairman of our Board of Directors, Joseph W. Beyers, has individually guaranteed payment of the Unsecured Loan. Such guarantee has also been secured by assets owned individually by Mr. Beyers. Upon an event of default (which includes failure to make any payment under the Unsecured Loan) the interest rate due and payable on the Unsecured Loan will increase by 8% and First Republic Bank may declare the entire unpaid principal and interest under the Unsecured Note and all accrued but unpaid interest immediately due.

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Amendment No. 1 to Inventergy Global, Inc. 2014 Stock Plan
10.2	Form of Stock Option Grant
10.3	Business Loan Agreement, effective as of August 1, 2014, by and between Inventergy, Inc. and First Republic Bank
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2014	Inventergy Global, Inc.

	By:	/s/ Joseph W. Beyers
Name: Joseph W. Beyers
Title: Chief Executive Officer

	By:	/s/ Stephen B. Huang
Name: Stephen B. Huang
Title: Chief Financial Officer

