Form 10-Q
period 2014-09-30
Inventergy Global, Inc.
filed 2014-11-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-26399

Inventergy Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 E. Hamilton Avenue #180 Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2014, the registrant had 26,782,833 shares of common stock outstanding.

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

In light of these risks and uncertainties, and the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)

Current assets
Cash and cash equivalents	$232,448	$1,518,684
Restricted cash	3,500,000	-
Accounts receivable	245,558	-
Inventories	267,652	-
Prepaid expenses and other current assets	254,519	73,207
Deferred expenses, current	3,000,000	-
Total current assets	7,500,177	1,591,891

Property and equipment, net	46,518	-
Deferred expenses	11,695,104	13,510,178
Patents, net	10,802,988	9,162,409
Intangible assets, net	1,252,533	-
Goodwill	8,858,504	-
Deposits and other assets	37,883	20,399

Total assets	$40,193,707	$24,284,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,981,216	$602,564
Accrued expenses and other current liabilities	549,294	-
Accrued interest on notes payable	80,000	6,935
Short-term notes payable	500,000	-
Short-term notes payable, related party	-	3,100,000
Guaranteed payments, current	4,704,397	-
Convertible notes payable, net of discount, current	4,684,396	-
Warranty reserve	38,143	-
Total current liabilities	12,537,446	3,709,499

Deferred rent	-
Guaranteed payments	12,757,651	13,510,178
Derivative liabilities	462,158	591,901
Convertible notes payable, net of discount	3,065,533	2,327,217

Total liabilities	28,822,788	20,138,795

Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized,
0 and 6,176,748 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively (aggregate liquidation preference of $0 at September 30, 2014
and $19,827,361 at December 31, 2013)	-	3,392,950

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated,
3,826,990 shares issued and outstanding at September 30, 2014.
Series B convertible preferred stock: 2,750 shares designated,
1,102 shares issued and outstanding at September 30, 2014.	21,779,693	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
23,937,559 and 11,505,039 shares issued and outstanding at
September 30, 2014 and December 31, 2013	23,938	1,150
Additional paid-in capital	24,576,308	5,483,054
Deficit accumulated	(35,009,020)	(4,731,072)
Total stockholders' equity	11,370,919	753,132

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$40,193,707	$24,284,877

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$306,603	$-	$353,646	$-
Cost of revenues	339,795	-	418,000	-
Gross loss	(33,192)	-	(64,354)	-

Operating Expenses
General and administrative	2,559,474	1,807,204	8,996,860	2,600,350
Patent amortization expense	387,585	104,731	1,012,956	157,097
Total operating expenses	2,947,059	1,911,935	10,009,816	2,757,447

Loss from operations	(2,980,251)	(1,911,935)	(10,074,170)	(2,757,447)

Other income (expense)
Loss on extinguishment of notes payable	-	-	(2,403,193)	-
Decrease (increase) in fair value of derivative liabilities	271,804	536,544	667,448	536,544
Interest expense, net	(229,231)	(206,472)	(525,391)	(209,208)
Total other (expense), net	42,573	330,072	(2,261,136)	327,336

Loss before provision for income taxes	(2,937,678)	(1,581,863)	(12,335,306)	(2,430,111)

Provision for income taxes	-	-	-	-

Net loss	$(2,937,678)	$(1,581,863)	$(12,335,306)	$(2,430,111)

Basic and diluted loss per share	$(0.15)	$(0.19)	$(0.79)	$(0.30)

Weighted average shares outstanding basic and diluted	19,852,019	8,408,589	15,698,206	7,979,782

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(12,335,306)	$(2,430,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5,668	-
Loss on extinguishment of notes payable	2,403,193	-
Decrease in fair value of derivative liabilities	(667,448)	(536,544)
Amortization of discount on notes payable	298,885	201,719
Amortization of patents and acquired contracts	1,102,423	157,097
Stock-based compensation	2,238,184	1,166,931
Changes in operating assets and liabilities	-	-
Accounts receivable	(245,558)	-
Inventories	47,294	-
Prepaid expenses and other current assets	(155,523)	(22,757)
Deposits and other assets	(17,484)	(17,549)
Accounts payable	1,386,113	133,283
Accrued expenses and other current liabilities	549,294	-
Accrued interest on notes payable	73,065	3,667
Net cash used in operating activities	(5,317,200)	(1,344,264)

Cash flows from investing activities
Restricted cash	(3,500,000)	-
Purchases of property and equipment	(52,186)	-
Issuance of short-term note receivable, related party	(3,000,000)	-
Purchases of patents	-	(4,189,255)
Cash and other assets received in acquisition	790,172	-
Net cash used in investing activities	(5,762,014)	(4,189,255)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,487,850	3,548,343
Proceeds from issuance of Series A-1 redeemable convertible preferred stock	-	50,000
Proceeds from issuance of Series A-2 redeemable convertible preferred stock	-	1,498,526
Proceeds from issuance of convertible notes payable, net of issuance costs	2,905,128	4,950,000
Proceeds from issuance of notes payable	500,000	-
Payments on short-term notes payable, related party	(100,000)	-
Net cash provided by financing activities	9,792,978	10,046,869

Net increase in cash and cash equivalents	(1,286,236)	4,513,350

Cash and cash equivalents, beginning of period	1,518,684	-

Cash and cash equivalents, end of period	$232,448	$4,513,350

Supplemental disclosures of cash flow information
Cash paid for interest	$159,822	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Convert outstanding LLC accrued liabilities to member contribution, January 2013	$-	$12,783
Allocation of fair value from Series A-2 redeemable convertible preferred stock
to Series A-1 redeemable convertible preferred stock (See Note 7)	$-	$865,985
Allocation of fair value from notes payable to Series A-1 redeemable convertible
preferred stock (See Note 6)	$-	$2,392,889
Fair value of notes payable redemption derivative liability	$-	$582,903
Fair value of Series A-1 redeemable convertible preferred stock anti-dilution derivative liability	$-	$548,465
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$3,951,870	$-
Offset of short-term related party notes payable and receivable	$3,000,000	$3,000,000
Fair value of convertible notes payable redemption derivative liability	$316,200	$518,013
Fair value of common stock warrants	$145,958	$-
Acquisition of patents	$2,653,533	$-
Transfer of Series A redeemable convertible preferred stock to preferred stock	$3,392,950	$-

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

1.	Organization

Inventergy Global, Inc. (“Inventergy” or “Company”) is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary (“Merger Sub”) of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

The Company operates in a single industry segment.

In June of 2014, in conjunction with the Merger, the Company underwent a one-for-two reverse stock split. All shares disclosed in this quarterly report are reflected post-split.

2.	Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations with the issuance of notes and convertible notes, by the sale of preferred and common stock and through private placement offerings. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. The Company had cash and cash equivalents of $232,448 and net working capital of $(5,037,267) as of September 30, 2014. The total current assets included restricted cash of $3,500,000 in a segregated account which was pledged to collateralize the Secured Convertible Notes (as defined below, and which were paid back in full on October 2, 2014 as described in Note 11 below) and could not be used in support of on-going operations. The Company’s net loss for the nine months ended September 30, 2014 was $12,335,306 and the accumulated deficit amount was $35,009,020 as of September 30, 2014. Given the subsequent financing more fully described in Note 11 below, the Company will be able to conduct its planned operations using currently available capital resources for less than twelve months. The Company's ability to sustain its operations is dependent upon its ability to generate future revenue from operations and/or to obtain the necessary financing to meet the Company's obligations and repay our liabilities arising from normal business operations when they come due.

In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing as needed. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that the Company will be able to continue to raise funds if at all when needed, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations at such time.

On October 1, 2014, the Company entered into a Revenue Sharing and Note Purchase Agreement with affiliates of Fortress Investment Group, LLC. Pursuant to the agreement, the Company issued an aggregate of $11,000,000 in original principal amount of senior secured notes. As a result of the issuance of the Fortress Notes (as defined below) and the sale of 500,000 shares of the Company’s common stock (the “Fortress Shares”), after the payment of all purchaser-related fees and expenses relating to the issuance of the Fortress Notes and Fortress Shares, the Company received net proceeds of $10,415,121. See Note 11 for a detailed description of the transaction.

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

Restricted cash

At September 30, 2014, the Company held restricted cash of $3,500,000 pledged to collateralize the Secured Convertible Notes (as defined below). The Secured Convertible Notes were paid back in full on October 2, 2014, as described in further detail in Note 11.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of September 30, 2014, the Company has not establish any reserves for uncollectable accounts.

Inventories

Inventories consist of finished goods and some component and spare parts. Inventory is valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (FIFO) method. The Company performs an analysis of slow-moving or obsolete inventory on a regular basis and any changes in valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed.

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

Patents

Patents, including acquisition costs, are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally 7 – 10 years. Upon retirement or sale, the cost of assets disposed and the related accumulated amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Patents are utilized for the purpose of generating licensing revenue.

Intangible Assets

Intangible assets consist of certain contract rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

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

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. There were no asset impairments for the three months and nine months ended September 30, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high quality financial institutions. Periodically, such balances are from time to time in excess of federally insured limits.

Stock-based compensation

The Company has a stock option plan under which incentive and non-qualified stock options and restricted stock awards (“RSAs”) are granted primarily to employees. All share-based payments to employees, including grants of employee stock options and RSAs, are recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s statements of comprehensive income or loss. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded. The awards issued consist of fully-vested stock awards, performance-based restricted shares, and service-based restricted shares.

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

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014 and 2013, the Company had no interest and penalties related to income taxes.

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The category within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to adopt this ASU beginning with the June 30, 2014 Quarterly Report on Form 10-Q and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

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

(ii) the pre-Merger Inventergy, Inc. Series A Preferred Stock was exchanged for a like number of newly-created Company Series A Preferred Stock;

(iii) options and restricted shares of pre-Merger Inventergy, Inc. common stock awarded pursuant to the Inventergy 2014 Stock Plan (such stock plan being adopted by the stockholders of the Company in connection with the Merger) and outstanding immediately prior to the consummation of the Merger were converted into awards of options to purchase Company common stock and restricted shares of Company common stock with terms and conditions identical to the terms and conditions of the corresponding options to purchase Inventergy, Inc. common stock and awards of restricted shares of Inventergy, Inc. common stock (as adjusted for the Exchange Ratio); and

(iv) outstanding warrants to purchase pre-Merger Inventergy, Inc. common stock were exchanged for warrants to acquire Company common stock with terms and conditions identical to the terms and conditions of the corresponding warrants to purchase Inventergy, Inc. common stock (as adjusted for the Exchange Ratio).

Immediately following the consummation of the Merger, the Company had 20,018,028 shares of common stock, 6,176,748 shares of Series A Preferred Stock and 2,231 shares of Series B Preferred Stock issued and outstanding. In addition, it had warrants to purchase 700,937 shares of common stock outstanding and placement agent warrants to purchase 238,412 shares of common stock outstanding.

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

Upon completion of the Merger and the Transition Transactions, the Company owns all of the outstanding stock of Inventergy, Inc. and eOn Subsidiary and has transferred certain assets held prior to the Merger and no longer owns an interest in Cortelco Holding, Cortelco, Cortelco Systems Puerto Rico, Inc., or Symbio Investment Corp.

As of September 30, 2014, the total purchase consideration and the purchase price allocation were as follows:

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

Acquisition-related costs directly attributable to the business combination totaling $1,237,641 for the nine months ended September 30, 2014 were expensed as incurred in the consolidated statements of operations.

The consideration in the Merger was based on fair value of equity retained by eOn shareholders on June 6, 2014, the date of the Merger close. The historical financial information is that of Inventergy, Inc.

Supplemental Pro Forma Information. The financial information in the table below summarizes the results of operations of the Company following the consummation of the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2013. The pro forma financial information is presented for informational purposes only for the purpose of comparing the nine months ended September 30, 2014 with the nine months ended September 30, 2013 and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013 or of results that may occur in the future.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue (1)	$306,603	$177,000	$756,613	$549,000
Net loss (2)	$2,870,467	$1,864,853	$11,668,286	$3,498,300

(1)	Revenue for the three months ended September 30, 2014 and 2013 is from the Company’s access control security product lines acquired in the Merger.
(2)	Pro forma net loss was adjusted to exclude Merger related expenses of $0 and $1,250,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,237,641 and $1,250,000 for the nine months ended September 30, 2014 and 2013, respectively. Additional expense for the amortization of acquired intangible assets of $0 and $67,100 for the three months ended September 30, 2014 and 2013, respectively, and $111,833 and $201,300 for the nine months ended September 30, 2014 and 2013, respectively, was included in the net loss.

4.	Patents

Patent intangible assets consist of the following at September 30, 2014:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$12,109,118	$(1,306,130)	$10,802,988
Total patent intangible assets		$12,109,118	$(1,306,130)	$10,802,988

The Company expects amortization expense to be approximately $1,550,334 per year for each of the next seven years and a pro rata portion in the eighth year.

5.	Fair Value Measurements

The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes payable derivative liability	$316,200	$-	$-	$316,200
Common stock warrants	145,958	-	-	145,958
Total	$462,158	$-	$-	$462,158

As discussed in Note 6, prior to the Merger, the Company issued secured promissory notes (the “Senior Secured Notes”) which were redeemable upon an event of default. The Senior Secured Notes were later exchanged in favor of new convertible notes (the “Amended Secured Convertible Notes”), resulting in an extinguishment of the related derivative liability for the prior Senior Secured Notes. Also discussed in Note 6, the Company also then issued certain additional new convertible notes (the “New Secured Convertible Notes”) which may be redeemed upon an event of default (together with the Amended Secured Convertible Notes, the “Secured Convertible Notes”). Since the Secured Convertible Notes were issued at a substantial discount and the event of default clause may require accelerated repayment, the Secured Convertible Notes include an embedded derivative that is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Secured Convertible Notes. The Company estimated the fair value of the derivative liability using a valuation model which included the weighted probability of the amount of redemption and the time until redemption occurs over the note term.

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock (“Series A-1 Preferred Stock”) which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At September 30, 2014, the threshold price was $1.14 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 Preferred Stock shares of common stock or in the event of unavailable authorized shares of common stock, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 Preferred Stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post Merger, the Series A-1 Preferred Stock are no longer redeemable. Therefore, these were transferred to Series A Preferred Stock within the Stockholders' equity.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of September 30, 2014 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.51%
Dividend yield	0%
Expected term (in years)	4.3253

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the nine months ended September 30, 2014:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(118,300)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(289,775)	(56,926)	(320,748)
Balance at September 30, 2014	$316,200	$-	$145,958

6.	Borrowing Arrangements

On May 10, 2013, the Company issued senior secured promissory notes (the “Senior Secured Notes”) with an aggregate principal of $5,000,000 for proceeds of $4,950,000. In conjunction with the issuance of the Senior Secured Notes, proceeds of $50,000 were received in exchange for 5,000,000 shares of Series A-1 Preferred Stock. Also, on May 17, 2013, proceeds of $1,498,526 were received in exchange for shares of Series A-2 redeemable convertible preferred stock (“Series A-2 Preferred Stock”, and together with Series A-1 Preferred Stock, “Series A Preferred Stock”) to substantially the same investors. Total proceeds from the Senior Secured Notes, Series A-1 Preferred Stock, and Series A-2 Preferred Stock were allocated to each instrument using the relative fair value method. The fair value allocated to the Senior Secured Notes was $2,557,111. Further discussion regarding the allocation of proceeds is included in Note 7. On March 26, 2014, the Senior Secured Notes were amended and restated to allow for conversion to common stock and to amend the interest rate (“Amended Secured Convertible Notes”). In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193 in the accompanying statements of operations.

On March 26, 2014, the Company issued additional convertible promissory notes (the “New Secured Convertible Notes”) with an aggregate principal of $3,000,000 with similar terms and conditions as the Amended Secured Convertible Notes.

The Amended Secured Convertible Notes and New Secured Convertible Notes (collectively, the “Secured Convertible Notes”) would have been payable in quarterly installments beginning in October 2014 through July 2018 and bore interest at 4% per annum. Had the Secured Convertible Notes been fully collateralized by the restricted cash amount equaling the remaining balance of the principal and any interest due, the interest rate would have been reduced to 2%. The Secured Convertible Notes were secured by certain patents and other assets of the Company and all principal and accrued but unpaid interest was due upon maturity. The Secured Convertible Notes could have been converted to a number of shares of common stock at the option of the holder by dividing the principal amount the holder desires to convert by $5.30. The maturity date of the Secured Convertible Notes could have been accelerated upon certain events of default or change in control. Upon such events, the Secured Convertible Notes could have been redeemed for 125% of the principal to be redeemed plus accrued but unpaid interest and late charges, if any. Further discussion regarding the fair value measurement of the redemption provision is included in Note 5. The outstanding principal and accrued interest on the Secured Convertible Notes as of September 30, 2014 was $7,749,929, net of an unamortized discount of $250,071. The Secured Convertible Notes were paid back in full on October 2, 2014 as described in further detail in Note 11.

On December 19, 2013 and December 31, 2013, the Company issued promissory notes (the “December 2013 Notes”) to the Company’s Chief Executive Officer, a related party, for $3,000,000 and $100,000 totaling an aggregate principal of $3,100,000. The Company also incurred a loan origination fee of $60,000 upon issuance of the December 2013 Notes. The December 2013 Notes, originally scheduled to mature in February 2014, were extended to August 31, 2014 and bore interest at 2% per annum. The Company fully repaid the $100,000 unsecured related party note as part of the December 2013 Notes. The $3,000,000 note was secured by certain patent assets of the Company and all principal and accrued but unpaid interest on the December 2013 Notes were due upon maturity.

On February 10, 2014, the Company obtained an unsecured promissory note receivable (the “Note Receivable”) from the Company’s Chief Executive Officer, a related party, with an aggregate principal of $3,000,000. The Note Receivable which matured on August 31, 2014 bore interest at 2% per annum. All principal and accrued but unpaid interest was receivable upon maturity. The Note Receivable included a full right of offset with the December 2013 Notes. The Company’s board of directors, excluding the Chief Executive Officer’s vote, approved the Note Receivable prior to issuance. Effective February 11, 2014, the December 2013 Notes and Note Receivable were fully offset and deemed paid.

On August 1, 2014, the Company obtained an unsecured promissory note payable (the “FRB Note”) from First Republic Bank with an aggregate principal of $500,000. The FRB Note, which was to mature on November 1, 2014, bore interest at 1.3% per annum. All principal and accrued, but unpaid interest, was payable upon maturity. The FRB Note was collateralized by a deposit account of the Company’s Chief Executive Officer, a related party. The FRB Note was repaid in full on October 3, 2014 as described in Note 11.

Total Secured Convertible Notes payable at September 30, 2014 was comprised of the following:

Total Secured Convertible Notes payable outstanding	$8,000,000
Less: unamortized discount	(250,071)
Convertible notes payable, net of discount	$7,749,929

Amortization of the discount on Secured Convertible Notes payable is computed using the straight line method over the note term and is included in interest expense in the accompanying statements of operations. The straight line method of amortization is not materially different than the effective interest method. Amortization of the discount was $17,050 for the three months ended September 30, 2014 and $185,474 for the nine months ended September 30, 2014.

7.	Stockholders' Equity

Conversion from LLC

In January 2013, Inventegy, Inc.’s sole member converted all then outstanding liabilities, to the member, to member contributions. In February 2013, a plan of conversion was entered into, pursuant to which the membership interest in the former LLC held by the sole member was exchanged for 5,000,000 shares of the Company’s common stock, par value $0.0001.

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

Shares of common stock reserved for future issuance were as follows as of September 30, 2014:

Series A convertible preferred stock	5,410,982
Series B convertible preferred stock	514,819
Convertible notes payable	1,508,162
Options to purchase common stock	2,267,918
Shares reserved for issuance pursuant to 2014 Stock Plan	1,000,311
Warrants	887,150
Total	11,589,342

Convertible preferred stock

Convertible preferred stock as of September 30, 2014 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	3,498,390	3,498,390	$8,804,537
Series A-2	$1.6996	1,176,748	328,600	328,600	$827,008
Series B	$1,000.00	2,750	1,102	1,102	$1,102,000

As discussed in Note 5, in conjunction with the issuance of Series A-1 and Series A-2 Preferred Stock, proceeds of $4,950,000 were received in exchange for the issuance of promissory notes payable. Total proceeds from this transaction were allocated to each instrument using the relative fair value method. Proceeds allocated to Series A-1 and Series A-2 Preferred Stock were $3,308,874 and $1,134,016, respectively. Following the allocation of fair value, the effective conversion prices per share upon issuance of Series A-1 and Series A-2 Preferred Stock were $0.55 and $0.96, respectively.

On December 17, 2013, in contemplation of the Merger, the Company issued 2,750 shares of its Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $1,000 per share, subject to the terms of its Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”), and warrants to purchase an aggregate of 700,935 shares of the Company’s common stock (the “warrants”) to certain accredited investors in a private offering transaction for proceeds of $2,750,000. The warrants have an exercise price of $2.66 per common share.

The Series B Preferred Stock was fair valued in conjunction with the Merger. Consequently, the revaluation did not impact earnings per share.

A complete description of the rights, preferences, privileges and restrictions of the Series B Preferred Stock are included in the Amended Articles of Incorporation. The following is a summary of certain rights, privileges, preferences and restrictions:

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive an amount equal to $1,000 per share. After full payment to the holders of Series A Preferred Stock and Series B Preferred Stock preferences, holders of Series B Preferred Stock shall be entitled to participate in the distribution of any remaining assets of the Company on an as converted basis pari passu with the holders of common stock.

If the assets and funds distributed among the holders of the Preferred Stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock and Series B Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Conversion

All shares of Series A Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by dividing the stated value of such preferred shares $0.007073 (reflecting the one-for-two reverse stock split) in the event of Series A-1 or $1.202065 (reflecting the one-for-two reverse stock split) in the event of Series A-2 by the conversion amount, each subject to adjustment (including the 1:2 reverse split). All Series B Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by multiplying the conversion amount by the quotient of (x) $1,000 divided by (y) 2.14, each subject to similar adjustment. Each share of the Series A Preferred Stock and Series B Preferred Stock will automatically be converted into common stock, at the then-effective applicable conversion price, upon the occurrence of both i) the full collateralization of the Secured Convertible Notes, and ii) upon the closing of the sale of the Company’s common stock in a firm-commitment, underwritten public offering registered under the Securities Act of 1933 (as amended), which results in aggregate proceeds to the Company of at least $20,000,000 at a price per share exceeding such threshold as defined in the Company’s certificate of designation (currently $1.14).

Anti-dilution

Holders of Series A-1 Preferred Stock are entitled to receive certain shares of common stock if and when the Company issues or sells any shares of common stock for a consideration per share less than a certain threshold price (currently $1.14).

As a result of the issuance of the Fortress Shares pursuant to a subscription agreement dated October 1, 2014 (as described in Note 11 below), the conversion price for the Series B Preferred Stock was reduced from $2.14 to $2.00. The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells any shares of common stock for a consideration per share less than the current threshold price (currently $2.00).

Voting rights

Holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to one vote for each share of common stock into which their shares can be converted.

Restriction on Sale of Securities

On June 9, 2014, the Company’s shareholders representing approximately 78% of issued common stock and Preferred Stock (the “Restricted Securities”) agreed to limitations on sale of those securities through November 30, 2014. Each such stockholder agreed (a) to sell no Restricted Securities until July 1, 2014 unless the Company’s common stock price was above $6.00 per share; (b) from July 1 to August 31, to only sell a maximum of approximately 6% per month of that shareholder's beneficially held Restricted Securities if the Successor Company’s stock price was above $4.00 per share; (c) from September 1 through November 30, to only sell a maximum of approximately 6% per month of that shareholder's beneficially held Restricted Securities; and (d) remain able to sell any number of Restricted Securities if the Company’s stock price is above $6.00 per share. In addition, these shareholders have agreed to not engage in any short selling during the restriction period.

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at September 30, 2014 as discussed in Note 5.

8.	Stock-Based Compensation

Stock Plan

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan”, the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. The Board of Directors has reserved 3,605,445 shares of common stock for issuance over the term of the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the new plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	1,286,647	1,611,848
Authorized	706,950	-	$-
Options Granted	(959,198)	959,198	$3.12
Options assumed in Merger	(15,000)	15,000	$14.30
Restricted Stock Granted	(19,088)	19,088	$3.04
Restricted Stock Vested	-	(337,216)	$2.31
Balance at September 30, 2014	1,000,311	2,267,918	$2.71
Total vested and expected to vest shares (options)		2,267,918	$2.71

As of September 30, 2014, all of the restricted stock granted under the plan has vested. The aggregate intrinsic value of stock options and RSAs outstanding, stock options vested and expected to vest, and exercisable at September 30, 2014 was zero, since all of the options are currently out-of-the-money.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of September 30, 2014, 2,730,198 shares were vested, and 424,170 shares were cancelled or forfeited (unvested).

The following table summarizes information with respect to stock options outstanding at September 30, 2014:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$2.05	56,900	9.84	$2.05	-	$-
$2.27	1,293,720	9.20	$2.27	241,960	$2.27
$3.04	742,298	9.58	$3.04	53,022	$3.04
$3.85	160,000	9.70	$3.85	-	$-
$14.30	15,000	1.71	$14.30	15,000	$14.30
	2,267,918	9.32	$2.71	309,982	$2.98

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2014:

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Expected volatility	65%	70%
Risk free rate	1.85%	1.80%
Dividend yield	0%	0%
Expected term (in years)	5.50	5.77

The expected term of the options is based on the average period the stock options are expected to remain outstanding based on the option’s vesting term and contractual terms. The expected stock price volatility assumptions for the Company’s stock options were determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Forfeitures were estimated based on the Company’s estimate of future cancellations.

Stock-based compensation for employees and non-employees related to options and RSAs recognized for the three and nine months ended September 30, 2014:

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Operating expenses
Selling, general and administrative	$376,530	$2,238,184

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of September 30, 2014, there were total unrecognized compensation costs of $3,915,031 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.47 years.

Non-employee stock-based compensation expense

For the three and nine months ended September 30, 2014, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $(67,910) and $1,312,993 for the three and nine months ended September 30, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9.	Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the nine months ended September 30, 2014 and 2013.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of September 30, 2014 and 2013.

The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards prior to utilization.

The Company files U.S. Federal and state tax returns. As of September 30, 2014 and 2013, all tax years remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

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

In March 2014, the Company entered into a non-cancelable thirty-eight month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993 during the nine months ended September 30, 2014. The future minimum payments related to this lease are as follows for the years ending December 31:

Remainder of Year Ended 2014	$27,742
2015	112,895
2016	116,201
2017	68,587
Total	$325,425

Rent expense was approximately $36,202, and $19,211 for the three months ended September 30, 2014 and 2013, respectively, and approximately $81,221, and $50,750 for the nine months ended September 30, 2014 and 2013, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The agreements include future unconditional guaranteed payments of $21,000,000 representing purchase of patents and minimum revenue sharing from the Company’s ability to license the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of September 30, 2014 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of September 30, 2014 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2014	$1,000,000
2015	4,000,000
2016	6,000,000
2017	10,000,000
Less: discount to present value	(3,537,951)
Guaranteed payments, net of discount	$17,462,049

11.	Subsequent Events

On October 1, 2014 the Company entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) with affiliates of Fortress Investment Group, LLC (“Fortress”), including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). Pursuant to the Fortress Agreement, the Company issued an aggregate of $11,000,000 in original principal amount of senior secured notes (the “Fortress Notes”) to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Fortress Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Fortress Notes and Fortress Shares, the Company received net proceeds of $10,415,121. The Company used the net proceeds to pay off the Secured Convertible Notes and the FRB Note and for general working capital purposes. The unpaid principal amount of the Fortress Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Fortress Notes by the amount of such interest. The PIK interest shall be treated as principal of the Fortress Note for all purposes of interest accrual or calculation of any premium payment.

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part, generally without penalty or premium, except that any optional prepayments of the Fortress Notes prior to October 1, 2015 will be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

Upon receipt of any revenues generated from the monetization of the Patents (the “Monetization Revenue”) from the patents identified in the Fortress Agreement (the “Patents”), the Company is required to apply, towards its obligations pursuant to the Fortress Notes, 86% of the difference between (a) any revenues generated from the Monetization Revenue less (b) any litigation or licensing related third party expenses (including fees paid to the original patent owners) reasonably incurred by the Company to earn Monetization Revenue, subject to certain limits (such difference defined as “Monetization Net Revenues”). If Monetization Net Revenue is applied to outstanding principal of the Fortress Notes (defined as “Mandatory Prepayments”), such Mandatory Prepayments are not subject to the prepayment premium described above. To the extent that any obligations under the Fortress Notes are past due, including if such payments are past due as a result of an Acceleration of the Fortress Notes or certain conditions of breach or alleged breach have occurred, the percentage will increase from 86% to 100%.

In addition to the Mandatory Prepayments, beginning on the last business day of October 2015, the Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date.

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid to the Note Purchasers a structuring fee equal to $385,000. Upon the earlier of the date on which the all obligations of the Fortress Notes are paid in full, or become due the Company will pay to the Note Purchasers a termination fee equal to $770,000.

Pursuant to the Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (“Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $5,500,000 (unless the Revenue Participants have not received $5,500,000 by the Maturity Date, in which case the Revenue Participants have a right to receive a portion of Monetization Revenues totaling $8,250,000) (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Fortress Notes are paid in full. Following payment in full of the Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to (a) 46% of Monetization Net Revenues until $2,750,000 has been paid to the Revenue Participants, (b) 31% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants and (c) 6% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants if (a) and (b) have not been fully paid by the Maturity Date. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers.

The Fortress Agreement contemplates the issuance of up to an additional $5,000,000 in Fortress Notes and additional rights to receive Revenue Stream Payments (collectively, the “Additional Advances”). If the Company makes an offer to issue Additional Advances, and if the Purchasers agree, in their sole discretion, to acquire such Additional Advances, the Fortress Agreement will be amended to reflect the economic and other terms and conditions of such Additional Advances. In particular, it is contemplated that to the extent that such Additional Advances occur, the additional Fortress Notes and participation in the Monetization Revenues will have substantially the same economic terms as those issued as of October 1, 2014.

As part of the Fortress Agreement, the Company and the Collateral Agent entered into a Patent License Agreement (the “Patent License Agreement”), under which the Company agreed to grant to the Collateral Agent a non-exclusive, royalty-free, and worldwide license to certain of its Patents (the “Licensed Patents”), which can only be used by the Collateral Agent following an occurrence and during the continuance of an event of default of the Fortress Agreement. When the Fortress Notes and Revenue Stream are paid in full, the Patent License Agreement will terminate.

As part of the transaction, the Company granted the Note Purchaser and Revenue Participant a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries. The Note Purchaser and Revenue Participant do not have a security interest in any future patent purchases by the Company.

Unregistered Sales of Equity Securities.

In connection with the execution of the Fortress Agreement, the Company issued 500,000 shares of its common stock at $2.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014.

In addition, on October 1, 2014, the Company issued an aggregate of 1,804,030 shares of its common stock to the holders of its Secured Convertible Notes, who otherwise had the right to convert the existing notes into common stock of the Company until July 2018, as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. Immediately following the issuance of the shares and the prepayment of the Secured Convertible Notes, the Secured Convertible Notes were deemed paid in full. As a result of the termination of the Secured Convertible Notes, the Company eliminated the option of the Secured Convertible Notes holders to convert their debt into 1,508,162 new shares of Company common stock. Further, as a result of this prepayment to the Secured Convertible Notes holders and the termination of the Existing Notes, $3,500,000 previously held in a cash collateral account in connection with the Existing Notes will be released to the Company.

In connection with the closing of the transactions contemplated by the Fortress Agreement, the Company paid a closing fee of $330,000 and issued a 5 year warrant for the purchase of 247,500 shares of the Company’s common stock at $2.00 per share to National Securities Corporation, who acted as advisor to the Company with respect to the transaction.

Other Items

As a result of the Fortress Agreement and pursuant to the terms of a Share Purchase Agreement, dated September 23, 2014, by and among the Company and Joseph W. Beyers, the Company’s Chief Executive Officer and Chairman, the Company is required to return $300,000 in cash previously prepaid by Mr. Beyers in connection with Mr. Beyers’ contingent purchase of up to 233,640 shares of the Company’s common stock. As a result of the Company concluding the Fortress Agreement within the specified time limit, the Company will not issue any securities as a result of the Share Purchase Agreement.

As a result of the issuance of the Fortress Shares, the conversion price for the Series B Preferred Stock was reduced from $2.14 to $2.00. The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells any shares of common stock for a consideration per share less than the current threshold price (currently $2.00).

On October 3, 2014, the Company repaid the $500,000 FRB Note in full. The FRB Note, would have matured on November 1, 2014. The note was included in short-term notes payable as of September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” in the Company’s Current Report on Form 8-K/A filed on July 11, 2014.

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

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made and we will not update these forward-looking statements, even if our situation changes in the future, unless required by law. We caution the reader that a number of important factors discussed herein and in other documents filed with the Securities and Exchange Commission could affect our actual results to differ materially from those discussed in forward-looking statements.

Overview

The Company is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc., our wholly owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of eOn merged with and into Inventergy, Inc. As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.”

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

The core strategy of the Company is to acquire significant patent portfolios from Global Fortune 500 companies who are leaders or major players in their industries and to generate value from these portfolios through licensing or sales of these patents. The patents are generally purchased for a fee as well as a percentage of the net revenue (revenue after deduction of litigations costs, if any). As a result of such purchase agreements, the Company has full ownership of the patent portfolios, including the rights to past damages, and has the sole right to determine the best strategy to derive value from the portfolios. Accordingly, the Company remains independent of the clients from which we have acquired the patent portfolios.

Critical Accounting Policies

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Revenue

Revenue for the three months ended September 30, 2014 of $306,603 is from our access control security product lines acquired in the Merger. We did not have revenue for the three months ended September 30, 2013.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue for our access control security product lines for the three months ended September 30, 2014 of $339,795 includes the cost of product of $242,695, cost of fulfillment services of $30,000, and amortization of $67,100 for contracts acquired in the Merger. Gross loss from our access control security product lines for the three months ended September 30, 2014 was $33,192. For the three months ended September 30, 2013, we did not have cost of revenue or revenue and as a result gross profit during such period was $0.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $2,559,474 compared to $1,807,204 for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 include $444,440 of equity compensation expense for restricted stock awards and stock options for employees, partially offset by a credit of $(67,910) for non-employees due to the Company’s lower stock price, compared to $546,995 and $619,936 for the three months ended September 30, 2013. Salaries, wages and other personnel expense was $729,569 and $285,703 for the three months ended September 30, 2014, and September 30, 2013, respectively, an increase of $443,866, as a result of additional headcount. Investor relations expense was $104,823 and $5,715 for the three months ended September 30, 2014, and September 30, 2013, respectively, an increase of $99,108, as a result of investor relations expense incurred as a result of being a public company. Patent fees were $397,500 and $0 for the three months ended September 30, 2014, and September 30, 2013, respectively, as a result of us registering acquired patents. Other general and administrative expenses were $951,052 and $348,855 for the three months ended September 30, 2014, and September 30, 2013, respectively, an increase of $602,197, as a result of general increase in administrative expenses due to the Merger and costs associated with becoming a public company.

Patent Amortization Expense

Patent amortization expense of $387,585, and $104,731 for the three months ended September 30, 2014, and the three months ended September 30, 2013, respectively, was for the amortization of patents acquired.

Decrease in Fair Value of Derivative Liabilities

Other income was $271,804 for the three months ended September 30, 2014, compared to $536,544 for the three months ended September 30, 2013. Other income for the three months ended September 30, 2014, includes a decrease in the fair value of the Secured Convertible Note derivative liability of $68,800 and a decrease in the fair value of a common stock warrant of $203,004. Other income for the three months ended September 30, 2013 includes a decrease in the fair value of the Secured Convertible Note derivative liability of $64,890 and a decrease in the fair value of the Series A-1 Preferred Stock derivative of $471,654.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2014, and September 30, 2013, was $229,231, and $206,472, respectively. Interest expense, net, for the three months ended September 30, 2014 includes the amortization of the Secured Convertible Notes discount of $17,050, interest expense on patents purchased of $129,615, amortization of discount on notes payable of $962, interest expense of $80,000, less interest income of $1,604. Interest expense, net, for the three months ended September 30, 2013, includes the amortization of the Secured Convertible Notes discount of $201,719, interest expense of $5,000, less interest income of $247.

For the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Revenue

Revenue for the nine months ended September 30, 2014 of $353,646 is from our access control security product lines acquired in the Merger. We did not have revenue for the nine months ended September 30, 2013.

Cost of Revenue and Gross Profit

Cost of revenue for our access control security product lines for the nine months ended September 30, 2014 of $418,000 includes the cost of product of $290,533, cost of fulfillment services $38,000, and amortization of $89,467 for contracts acquired in the Merger. Gross loss from our access control security product lines for the nine months ended September 30, 2014 was $64,354. For the nine months ended September 30, 2014, we did not have Cost of Revenue or Revenue, as a result Gross Profit was $0.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2014 were $8,996,860 compared to $2,600,350 for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 include $925,190 and $1,312,993 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $546,995 and $619,936 for the nine months ended September 30, 2013. Salaries, wages and other personnel expense was $2,129,662 and $734,938 for the nine months ended September 30, 2014, and September 30, 2013, respectively, an increase of $1,394, 724 as a result of additional headcount. Merger related costs, which include legal, accounting and other consulting services, were $1,237,641 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013. Investor relations expense was $478,616 and $33,339 for the nine months ended September 30, 2014, and September 30, 2013, respectively, an increase of $445,277 as a result of investor relations, communications, media and related services. Patent fees were $925,020 and $0 for the nine months ended September 30, 2014, and September 30, 2013, respectively, as a result of registering acquired patents. Other general and administrative expense was $1,987,738 and $665,142 for the nine months ended September 30, 2014, and September 30, 2013, respectively, an increase of $1,322,596 as a result of general increase in administrative expenses due to the Merger and costs associated with becoming a public company.

Amortization Expense

Amortization expense of $1,012,956, and $157,097 for the nine months ended September 30, 2014, and the nine months ended September 30, 2013, respectively, was for the amortization of patents acquired.

Loss on Extinguishment of Notes Payable

On March 26, 2014, the Company amended and restated the Senior Secured Notes with an aggregate original principal amount of $5,000,000 issued on May 10, 2013 and also issued $3,000,000 in New Secured Convertible Notes for a total of $8,000,000 of Secured Convertible Notes to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193. See Note 6 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Other income was $667,448 and $536,544, for the nine months ended September 30, 2014 and September 30, 2013, respectively. This change was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $289,775, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $320,748.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2014, and September 30, 2013, was $525,391, and $209,208, respectively. The nine months ended September 30, 2014, includes the amortization of the Secured Convertible Notes discount of $185,474, interest expense on patents purchased of $129,615, amortization of discount on notes payable of $34,113, interest expense of $176,841, less interest income of $652. The nine months ended September 30, 2013, includes the amortization of the Secured Convertible Notes discount of $201,719, interest expense of $7,833, less interest income of $345.

Liquidity and Capital Resources

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations with the issuance of notes and convertible notes, by the sale of preferred and common stock and through private placement offerings. The business will require significant amounts of capital over the next 12 months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. The Company had cash and cash equivalents of $232,448 and net working capital of $(5,037,267) as of September 30, 2014. The total current assets included restricted cash of $3,500,000 in a segregated account which is pledged to collateralize the Secured Convertible Notes and cannot be used in support of on-going operations. The Company’s net loss for the nine months ended September 30, 2014 was $12,335,306 and our accumulated deficit amount was $35,009,020 as of September 30, 2014. Our ability to sustain our operations is dependent upon our ability to generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. On August 8, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company, closed on an Unsecured Loan of $500,000 (with an effective date of August 1, 2014) from First Republic Bank. On October 3, 2014, we repaid this loan in full.

On October 1, 2014, we entered into the Fortress Agreement with affiliates of Fortress. Pursuant to the Fortress Agreement, we issued an aggregate of $11,000,000 in Fortress Notes to the Note Purchasers. As a result of the issuance of the Fortress Notes and the sale of the Fortress Shares, after the payment of all purchaser-related fees and expenses relating to the issuance of the Fortress Notes and Fortress Shares, we received net proceeds of $10,415,121. We used the net proceeds to pay off the Secured Convertible Notes, the FRB Note and for general working capital purposes. The unpaid principal amount of the Fortress Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% PIK interest will be paid by increasing the principal amount of the Fortress Notes by the amount of such interest. The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by us on September 30, 2017.

As part of the Fortress Agreement, we entered into the Patent License Agreement, under which we agreed to grant to the Collateral Agent a non-exclusive, royalty-free, and worldwide license to the Licensed Patents, which can only be used by the Collateral Agent following an occurrence and during the continuance of an event of default of the Fortress Agreement. When the Fortress Notes and Revenue Stream are paid in full, the Patent License Agreement will terminate.

As part of the transaction, we granted the Note Purchaser and Revenue Participant a first priority security interest in all of our currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of our company and our subsidiaries (excluding the assets of the eOn Subsidiary). The Note Purchaser and Revenue Participant do not have a security interest in any future patent purchases by us.

A detailed description of the Fortress Agreement, the Patent License Agreement and related agreements is set forth in Note 11 to our financial statements contained in Item 1 herein.

We believe our existing cash balances following consummation of the Fortress Agreement will be sufficient to meet our anticipated cash needs to conduct our planned operations for less than 12 months. We hope to consummate one or more patent licenses in the next 3 to 6 months, to increase our cash balances, but the probability and amount of any such licenses are uncertain. We may need significant additional capital to monetize our current patent portfolios and we will need significant additional capital to purchase any new patent portfolios. We may seek to raise additional capital through, among other things, public and private equity offerings and debt financings (to the extent such financings are permissible pursuant to the Fortress Agreement), including through the issuance of an additional promissory note to Fortress pursuant to the terms of the Fortress Agreement. Our future capital requirements will depend on many factors, including our levels of net sales and licensing and the timing and extent of expenditures to support our patent infringement litigation. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

As of September 30, 2014, the Company had unrestricted cash and cash equivalents of $232,448 compared to $1,518,684 as of December 31, 2013. In addition, as of September 30, 2014, the Company had restricted cash of $3,500,000 compared to $0 as of December 31, 2013. The restricted cash of $3,500,000 is pledged to collateralize the Secured Convertible Notes and cannot be used in support of on-going operations.

The decrease in cash and cash equivalents for the nine months ended September 30, 2014 was primarily attributable to net cash used in operation of $5,317,200, and net cash used in investing activities of $5,762,014. The net cash used in operations and investing activities was partially offset by proceeds of $6,487,850 from private offerings of our common stock and proceeds of $2,905,128 from issuance of Secured Convertible Notes. The increase in cash and cash equivalents for the nine months ended September 30, 2013 was primarily attributable to proceeds from our redeemable convertible preferred stock, the issuance of Secured Convertible Notes, and the issuance of common stock, partially offset by purchase of patents, and cash used in operating activities.

The Company’s operating activities for the nine months ended September 30, 2014 resulted in net cash used of $5,317,200. Net cash used from operations consisted of a net loss of $12,335,306, offset by non-cash expenses of depreciation expense of $5,668, loss on extinguishment of notes payable of $2,403,193, amortization of discount on notes payable, $298,885, amortization of patents and acquired contracts, $1,102,423, and stock-based compensation, $2,238,184. These non-cash expenses were partially offset by non-cash income of a decrease in fair value of derivative liabilities $667,448. Changes in operating assets and liabilities provided cash of $1,637,201, consisting of an increase in accounts payable, $1,386,113, an increase in accrued expense and other current liabilities of $549,294, an increase in accrued interest on notes payable, $73,065, and a decrease in inventory of $47,294, offset by an increase in prepaid expenses and other current assets, $155,523, an increase in accounts receivable, $245,558, and an increase in deposits and other assets, $17,484.

The Company’s operating activities for the nine months ended September 30, 2013 resulted in net cash used of $1,344,264. Net cash used from operations consisted of a net loss of $2,430,111, partially offset by amortization of discount on notes payable, $201,719, amortization of patents and acquired contracts, $157,097, and stock-based compensation, $1,166,931. These non-cash expenses were partially offset by non-cash income of a decrease in fair value of derivative liabilities $536,544. Changes in operating assets and liabilities provided cash of $96,644, consisting of an increase in accounts payable, $133,283, an increase in accrued interest on notes payable, $3,667, offset by an increase in prepaid expenses and other current assets, $22,757, and an increase in deposits and other assets, $17,549.

The Company’s investing activities resulted in net cash outflows of $5,762,014 for the nine months ended September 30, 2014, and cash outflows of $4,189,255 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the investing activities consisted of purchases of property and equipment of $52,186, the issuance of a short-term note receivable to a related party of $3,000,000, and an increase in restricted cash, $3,500,000. The Merger resulted in additional net cash of $790,172. For the nine months ended September 30, 2013, the investing activities consisted $4,189,255 for the purchases of patents.

The Company’s financing activities for the nine months ended September 30, 2014, resulted in net cash provided of $9,792,978. Net cash was provided by net proceeds of $6,487,850 from a private offering of common stock, net cash proceeds of $2,905,128 from issuance of Secured Convertible Notes, proceeds from issuance of notes payable of $500,000, offset by the repayment of a note to a related party of $100,000.

The Company’s financing activities for the nine months ended September 30, 2013, resulted in net cash provided of $10,046,869. Net cash was provided by proceeds from issuance of common stock, $3,548,343, proceeds from issuance of Series A-1 Preferred Stock, $50,000, proceeds from issuance of Series A-2 Preferred Stock, $1,498,526, and net cash proceeds from issuance of convertible notes payable, $4,950,000.

The Company typically structures its patent acquisitions to include an up-front payment to the patent seller, and an ongoing percentage of net revenue (gross revenue from licensing or sales after litigation and other expenses are deducted) received by the Company from its future licensing and enforcement activities. The mixture of fixed payment and ongoing revenue return is intended to appropriately reflect the inherent riskiness of patent asset licensing, the expected significant costs of licensing campaigns, and appropriate returns for such investments. To date, the Company has acquired an aggregate of approximately 760 patents and patent applications for aggregate purchase payments of $12,109,118. It will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $21 million through 2017 (with a net present value of $17 million). See Note 10 in the Notes to the Company Financial Statements for further information on these guaranteed payments. The sellers of these patents and patent applications retained no control over such assets such that the Company will have sole decision-making power with respect to monetizing such patents and patent applications, subject, however, to any existing encumbrances such as valid licenses, business relationships and standards organization obligations for fair, reasonable and non-discriminatory licensing.

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

On May 10, 2013, the Company issued an aggregate of $5,000,000 in principal amount of Senior Secured Notes to several institutional investors. On March 24, 2014, the Company entered into agreements with such investors providing for the exchange of all of the Senior Secured Notes for Amended Secured Convertible Notes convertible for the Company common stock at any time at a fixed price of $7.50 per share originally, subject to adjustments (currently $5.30). In addition, the Company borrowed an additional $3,000,000 and issued the New Secured Convertible Notes. See Note 6 to the Company financial statements for the nine months ended September 30, 2014 for more information regarding the Senior Secured Notes and the Secured Convertible Notes. The outstanding principal and accrued interest on the Secured Convertible Notes were paid back in full on October 2, 2014.

On February 11, 2014, the Company exercised its right of offset of the $3,000,000 related party receivable and the $3,000,000 related party promissory note payable. As of September 30, 2014, both the related party receivable and the related party promissory note payable are no longer outstanding.

We have chosen, as allowed under our patent purchase agreement with Panasonic, to defer our first installment payment to Panasonic originally due in October 2014, and instead pay monthly interest on that deferred payment. While, under certain limited circumstances, Panasonic may in the future have the right to terminate the patent purchase agreement due to our failure to make obligated payments, we do not currently anticipate such termination right being available to Panasonic.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Inventergy, Inc. filed a complaint in the Federal Court for the Eastern District of Texas, against Genband, Inc., infringement of 5 patents owned by Inventergy, Inc. The complaint has now been served, while settlement discussions with Genband, Inc. are continuing.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2014, we entered into a Share Purchase Agreement with Joseph W. Beyers, our Chairman and Chief Executive Officer, pursuant to which we agreed to issue to Mr. Beyers up to 233,640 shares of our common stock, at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to us towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement we are required to return the $300,000 in cash previously prepaid by Mr. Beyers and we will not issue any securities as a result of the Share Purchase Agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
10.1 *	Revenue Sharing and Note Purchase Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and CF DB EZ LLC.
10.2	Senior Note, dated October 1, 2014, issued jointly by Inventergy Global, Inc. and Inventergy, Inc. to DBD Credit Funding, LLC.
10.3	Patent License Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC.
10.4	Patent Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC.
10.5	Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC.
10.6	Subscription Agreement, dated October 1, 2014, by and between Inventergy Global, Inc. and DBD Credit Funding LLC.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of Exhibit 10.1 have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2014	Inventergy Global, Inc.

	By:	/s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

	By:	/s/ Stephen B. Huang
	Name:	Stephen B. Huang
	Title:	Chief Financial Officer

