Form 10-K
period 2014-12-31
Inventergy Global, Inc.
filed 2015-03-31
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014

or

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____to _____

COMMISSION FILE NUMBER: 000-26399

INVENTERGY GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of organization)	(IRS Employer Identification)

900 E. Hamilton Avenue #180

Campbell, CA 95008

 (408) 389-3510

(Address, including zip code, and telephone number,

including area code, of registrants principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2014, as reported on the Nasdaq Capital Market, was $34,669,970.

As of March 23, 2015, 30,996,750 shares of common stock, $0.001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Annual Report on Form 10-K, including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	anticipated growth and growth strategies;

•	the need for additional capital and the availability of financing;

•	the ability to secure additional patents;

•	the ability to monetize patents or recoup our investment;

•	the ability to protect intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents and/or obligations regarding standards essential patents that could harm our business and operating results;

•	expansion plans and opportunities;

•	our ability to attract and retain key members of our management team;

•	our anticipated needs for working capital;

•	our ability to continue as a going concern;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities; and

•	competition existing today or that will likely arise in the future.

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

In light of these risks and uncertainties there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. BUSINESS

Overview

Inventergy Global, Inc. (the “Company,” “we,” “us,” or “our”) is an intellectual property (“IP”) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc., our wholly-owned subsidiary (“Inventergy”), was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy becoming a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company changed its name to “Inventergy Global, Inc.” and effected a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”).

The Company works to develop long-term relationships with significant, technology-leading companies, which the Company refers to as clients, seeking to strategically realize appropriate returns for selected portfolios of their IP assets, in which they have invested significant research and development (IP value creation). The Company offers clients a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. The Company has focused initially on developing relationships with telecommunications companies, but its business purpose is not limited to this industry. The Company aspires to be a market-leader in IP value creation across various technology and market segments.

The core strategy of the Company is to acquire significant patent portfolios from Global Fortune 500 companies who are leaders or major players in their industries and then generate reasonable value from these portfolios through licensing or sales of these patents. The patents are typically purchased by the Company for an upfront fee as well as a percentage of net revenue (revenue generated from the relevant portfolio, usually after deduction of litigation or other related monetization costs, if any). This percentage is low enough so that, together with the outright acquisition of the IP assets, there is not actual or implied direct control of the actions of the Company in its IP value creation efforts. As a result, the Company remains independent of these clients. The Company typically gains full ownership of the portfolios including the rights to past damages and has the sole right to determine the best strategy to derive value from the portfolios.

The Company is headquartered in Campbell, California. In addition to its employees, the Company engages third party resources including technical experts, reverse engineering firms, valuation experts, market research firms and intellectual property legal firms. If and when the Company acquires additional large patent portfolios, we believe that usually two to three additional resources (business, technical or legal) may need to be hired for IP value creation for that new portfolio.

Business Strategy

Key elements of our strategy include:

•	Targeting a select number of market- and technology-leading companies whose product and service revenue or internal IP monetization efforts may not be yielding appropriate value for their IP assets.
•	Developing long-term relationships with these companies (our clients) from which we may obtain one or more high quality IP asset portfolios.
•	Leveraging our management’s expertise to select, value and out-license patent assets to create additional IP value for these clients in relationship-based, fair and substantial licensing programs.
•	Expanding our approach across other technologies and businesses.

Competitive Strengths

•	Our directors and officers have significant experience creating value from IP assets and are recognized leaders in their fields (for more details please see “Item 10. Directors, Executive Officers and Corporate Governance” below).

•	We believe that the talent, experience and skill sets of our management team are key differentiators for the Company, and set it among the very best of its peers.

•	Our management team’s contacts across many IP-dependent industries provide key sourcing capability.

o	The Company’s officers and directors are well-known across IP and technical industries, with significant and important relationships with prospective target clients as well as potential out-licensing customers. The Company leverages its reputation and relationships to achieve fair and reasonable value and to complete transactions in a timely manner.

•	We expect that the development of long-term relationships with our clients will help ensure on-going revenue streams built on key asset portfolios from existing clients.

o	We expect that long-term relationships with clients will provide a continual potential source of new assets and support continuing revenue growth opportunities.

•	We believe that the Company’s professional corporate out-licensing model will enable timely value-creation from client portfolio assets as well as on-going revenue streams.

o	Management believes it can drive an efficient process for delivering value and concluding appropriate, fair and reasonable transactions in a timely manner below the industry average.

Industry Overview

According to recent data from Ocean Tomo, an intellectual property merchant bank, 84% of the value of companies in the S&P 500 was based in intangible assets, as of January 2015. In many cases, product and service revenue based on patent assets can leave substantial amounts of untapped value in their IP, either because the IP is in areas that are no longer as strategically important or it is too time-consuming for the asset holders to pursue. As a result, companies may not realize appropriate value from the results of their research and development investments. Additionally, many companies cannot capture the full value of their IP assets themselves because they do not possess the necessary resources and personnel or because the pursuit of value involves a higher degree of risk than may be acceptable to such company.

Industry Focus

The initial three patent portfolios the Company has acquired are portfolios in the telecommunications industry, specifically in the segments that cover (a) core network infrastructure (IP Multimedia Subsystems -IMS and Voice over IP -VOIP) and (b) mobile broadband communications (3G & 4G protocols -WCDMA/HSPA/LTE). Over time, the Company may acquire additional portfolios in this industry as well as other market segments. An overview of the telecommunications industry as well as the three initial Company portfolios follow below.

General Perspectives on the Telecommunication Industry

The telecommunication industry is global in nature and the technologies deployed are largely defined and developed by cooperative standard-setting “working groups,” between the various market participants. One such body is “3GPP” (3rd Generation Partnership Project, a collaboration among groups of telecom associations, covering radio, core network and service architecture technologies).

A number of other voluntary standard setting bodies exist, with the overall objective to ensure interoperability between networks and devices. According to the Global mobile Suppliers Association (“GSA”) organization (a 3GPP industry organization), in the fourth quarter of 2014 there were 6.44 billion subscriptions globally using 3GPP systems (covering 2G -GSM, 3G-WCDMA & HSPA, and 4G-LTE protocols). This included 1.83 billion 3G and 497 million 4G subscribers.

From an intellectual property commercialization perspective, the Company believes that the continued development and deployment of standards-compliant telecommunication equipment and systems, create large, global addressable markets where market participants must comply with both declared and de facto industry standards to remain competitive. In many cases, these providers may not have developed the standards themselves nor do they own or are licensed to key patents that relate to these standards. In addition, in this highly competitive industry, the Company believes market participants will also race to adopt key improvements above and in addition to standards-based technology.

The Company believes that the continued and accelerated deployment as well as upgrading of technologies that can handle richer content to mobile devices, faster and more reliable connections, quicker data speeds and more services delivered over networks, fixed and mobile, present significant opportunities for the Company. These trends accelerate the need for IMS and 3G & 4G technologies and protocols – areas in which the Company has significant patent portfolios. The Company’s focus is to acquire patent portfolios that contain a mixture of both standards declared patents as well as patents that cover important improvements to standards-based technologies.

The IMS and VOIP Segment – The primary focus of the Huawei and Nokia portfolios

IP Multimedia Subsystem (IMS) is an architectural framework for delivering IP multimedia services and voice applications from wireless and wireline devices. It was originally designed by 3GPP. IMS is intended to aid the access of multimedia and voice applications from wireless and wire line terminals, to help establish fixed-mobile convergence.

The technology is already deployed by more than 100 service providers around the world as well as through cable companies to offer services such as the popular “bundles” of voice, TV and Internet. A driving force behind the deployment of LTE (Long-Term Evolution) among service providers is the ability to offer Voice over LTE (VoLTE). The Company estimates based on data from Infonetics and internal analysis that the overall size of this market related to the service provider segment, which could benefit from the Company’s patented technologies, is $25-$30 billion cumulative over the next five years.

VOIP solutions are also extensively deployed in the corporate sector as companies are addressing the needs of an increasingly mobile workforce through so-called “unified communications” offerings that packet data networks help enable.

The Mobile Broadband Infrastructure Segment – The primary focus of the Panasonic portfolio

Mobile broadband is a term that encompasses 2G, 3G and 4G cellular technologies based on standards that are developed and managed by the 3GPP organization and covers the radio, core network and service architectures that enable broadband communication between base stations and devices (such as cell phones and tablets, wireless enabled computers).

In the document “Ericsson Mobility Report” from November 2014 , Ericsson estimates the 3G and 4G mobile broadband subscription market will grow 20% annually from 2014-2020 for 3G and 45% for 4G (LTE). By the end of 2020, Ericsson estimates there will be 9.5 billion mobile subscriptions, with 3.5 billion being LTE and 4.9 billion being 3G.

In North America 3G/LTE share of mobile subscriptions is already at 100% . In Western Europe the share is 75%, growing to 100% by 2020 according to Ericsson. In Asia Pacific the 3G/LTE share is at 35%, growing to 85% by 2020 according to the same report. Recent GSA data shows that 1,275 new LTE devices were released in 2014 bringing the number of LTE user devices to 2,646 from 275 different manufacturers. Of this, 52.7% are smartphones, with 98.3% of the smartphones handling both 3G and LTE.

Our Business Model

Obtaining Assets

Business Model with Client

The Company’s initial focus is on developing relationships in the information technology and telecommunications industries and expanding from there into other adjunct or distinct new industry segments. The Company seeks to enable clients to generate higher potential value from their patent asset portfolio. Clients can be sourced through management’s significant industry contacts. The Company seeks leading companies who have demonstrated early technology development, backed by strong R&D investments protected through substantial patent portfolios, but lacking expertise in IP monetization. Preferred clients include those that may be moving out of a market or have more assets in a segment than are needed to support their ongoing business.

Many key technology-leading companies have significant patent asset portfolios in areas that may no longer be of strategic value to the client but have clearly been adopted and built upon by other market participants. Preferred asset portfolios are in strong-margin, high-growth segments of particular industry sectors. The Company’s acquisition teams study patents of prospective clients and evaluate overall patent strength, the size of the appropriate addressable market(s), the reasonably probable revenue that might be generated from a successful licensing program, and how the remaining lifespan of a particular portfolio matches the expected trajectory of the target market(s).

Typically, the Company will seek to structure an acquisition with the original asset owner that includes a combination of an initial cash payment and a revenue share arrangement on future income, however the exact structure of an acquisition may vary depending on the particular patent portfolio or the negotiations with a patent owner. The combination of fixed payment and ongoing revenue return is intended to appropriately reflect the inherent riskiness of patent asset licensing, the expected significant costs of licensing campaigns, and appropriate returns for such investments. Such arrangements help each client balance cash flow and the risk and reward potential of ongoing research and development and patent operations.

The client may also receive a non-exclusive license to continue to make, have made, and sell products and services under the transferred patent assets to ensure continuity of their ongoing businesses. The original asset holder will have no continuing control over the Company’s licensing and enforcement programs, but in certain cases the assets acquired may be subject to existing licenses, existing business relationships and standards organization obligations (including in certain cases, Fair, Reasonable and Non-Discriminatory (FRAND) licensing obligations). The Company acquires patent asset portfolios cognizant of these potential existing encumbrances and factors these issues into the final arrangements.

The Company seeks to cultivate long-term relationships with its clients with the goal of acquiring additional asset portfolios from these same clients in the future.

Referral Agreements

The Company also periodically enters into referral agreements with unaffiliated third parties for the provision of commercial and/or technical assistance to facilitate completion of designated acquisitions of assets. The agreements contain confidentiality provisions, may continue indefinitely and are terminable by either party upon notice. To date the Company has entered into three such agreements, one with a German consulting firm, one with a California firm and one with a Japanese firm, each with technology expertise related to the assets being evaluated for acquisition or with important local relationships with the clients owning the assets. The Company may enter into other such referral agreements in the future. Compensation under such agreements are subject to negotiations between the parties and may be based on a relatively low percentage of the purchase price of the assets payable in cash upon closing of the transaction or periodically over time, payable in equity or cash depending on the Company’s specific needs.

Generating Value from the Assets

The Patent Management Triad—The Company’s Internal Business System

The Company’s internal out-licensing campaign teams are typically managed by three leads, together with their respective internal and external teams—(1) Technical, (2) Legal, and (3) Business. Ultimately, the three teams collaborate to comprehend the addressable market space(s), the relevance of the patent assets, the mapping of patent assets to applicable standards and the products and services of other market participants, and technical and industrial value.

Technical Lead and Team

The Technical Lead and associated group works to understand the science and/or technology behind the patents of a particular portfolio, under the review of the Legal Lead and in support of the Business team – This group coordinates the work of third party technology consultants, including technical external resources such as technical experts, reverse engineering consultancies, and other providers, to deliver consolidated inputs to the Legal and Business teams.

Legal Lead and Team

This group manages the existing patent asset portfolio from a global perspective and also manages further prosecution of continuing patent cases to help maximize value in ongoing licensing efforts. Prior to a potential acquisition and continuing after the acquisition, the Legal Lead and associated group reviews the patent assets and, together with the Technical team, helps analyze the products and services of prospective licensees. In particular, this group analyzes patent claims and determines how these claims relate to products, services and industry standards, prepares claim charts and licensing packages and supervises the Technical Lead and the technology efforts from a legal perspective.

The Legal Lead also is responsible for the legal structure and legal documents of any license or negotiated settlement with prospective licensees. The Legal Lead and team also manage external legal providers, including patent prosecution, licensing and, if needed, litigation resources for effectively managing the life of each patent portfolio and providing consolidated services in support of business objectives. They also manage, if required, any assertions or litigation matters related to patent assets.

Business Lead and Team

This group has overall financial responsibility for each licensing campaign. For both the purpose of determining business terms of license agreements and acquiring new portfolios, the Business group gathers the Technical and Legal inputs and identifies companies that have products and/or services in areas that may be impacted by relevant patent assets.

The Business Lead, with Technical and Legal inputs, assesses the relevant addressable market for patent assets and establishes an achievable licensing campaign structure and process. The Business group leads the development of marketing and licensing materials and packages, and drives the engagements with prospective licensing targets. The Business group also determines, with Legal inputs, the structure and terms of proposed licenses, and helps set value for portfolios by setting a realistic, objective and achievable valuation of portfolios with respect to the particular market segments and products and services of target licensees.

The Company’s Professional Corporate Out-Licensing Model

Once the Company acquires an asset portfolio and analyzes the addressable market and existing and projected products and services using patented technology of the portfolio, the Company then develops an appropriate engagement campaign and process. Following a structured approach, the Company will contact key decision-makers of relevant market participants and seek further engagement. The Company anticipates structuring licenses in a flexible way to match the specific character and use of patented technology by its licensees.

Management believes that the Company’s approximately 755 currently active patents and patent applications are fundamental to the telecommunications industry. The technologies are utilized in, among other areas, the following markets:

•	Telecommunications core network (including IMS) infrastructure;

•	Base stations;

•	Communications service providers;

•	End user communications devices (such as cell phones and tablets);

•	Enterprise voice over IP (VoIP) networks; and

•	Connected Automobiles.

•	Routers and cellular modems.

The Company’s licensing strategy depends upon other parties being reasonable and willing to work out a fair licensing arrangement. A potential licensee’s willingness and ability to pay reasonable licensing fees or royalties may, in part, be affected by the number of patents infringed by a particular licensee product, the licensee’s cost of licensing those patents and the value or profitability of infringing products and/or services. The Company believes reasonable licensing fees or royalties for its patent assets are best secured through negotiated license agreements which will allow the Company and its potential licensees to avoid the uncertainties, costs and delays of litigation. Obtaining reasonable value for the use of its patents is generally dependent upon:

•	Demonstrating infringement of claimed inventions;

•	Refuting arguments that its patents are supposedly invalid or unenforceable; and

•	Providing data supporting the licensing value it is seeking.

Some of the companies that may be using the Company’s patent assets may not voluntarily enter into license agreements. As a result, the Company has developed abilities to plan, execute and sustain enforcement campaigns to protect its patent portfolios. Litigation may be required to enforce and protect such intellectual property rights.

Since the acquisition of the first three patent portfolios (described further below), the Company has begun reaching out to various prospective licensees and engaging a number of them in discussions regarding licensing one or more of these patent assets. On February 11, 2015, the Company licensed its IMS portfolio to a mid-tier telecommunications infrastructure provider. The license is for five years and will bring the Company approximately $2 million of revenue over the course of the license. During the fiscal year ended December 31, 2014, the Company initiated one litigation. The Company currently has 3 litigation matters pending, which are continuing in various stages of settlement negotiation.

Intellectual Property and Patent Rights

The Company’s intellectual property is primarily comprised of asset portfolios it has acquired from clients for the purpose of monetizing such patents under its corporate licensing approach, to generate reasonable value.

In connection with an acquisition of assets, the Company may seek financing to enable it to pay fixed up front fees or cash purchase prices. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration.

Asset Portfolios

 IMS and VOIP portfolios

The Company has acquired two complementary portfolios from telecommunication industry leaders Huawei and Nokia. Combined these two portfolios total approximately 282 patents including approximately 108 patents considered relevant to standards.

The portfolios cover the core network of the so-called “Next Generation Networks” enabling such functionality as Mobile Video delivery and Mobile High Definition Audio as well as enabling services like “triple play” (phone, television and data) offered by fixed line/cable operators and enterprise VOIP solutions.

The patents cover a broad range of functional aspects, including advanced call features, network security, interoperability, system performance and network reliability.

The Company believes the portfolios to be particularly relevant as mobile network operators, cable operators and equipment manufacturers roll out new features and content rich services for both mobile and fixed networks. The Company has identified over 125 companies within four primary licensee market segments, namely, IMS systems, enterprise networking equipment (VOIP), legacy mobile systems and telecommunications service providers that it intends to approach to monetize the IMS IP assets. Currently there are over 100 mobile network operators worldwide offering services based on the IMS standard and most cable companies that already offer “triple play bundles” do this on the IMS standard, so use of IMS is reasonably expected to increase substantially. The Company also estimates that there are already about 30 equipment manufacturers offering solutions relevant to this patent portfolio, and the company has already closed its first license with a mid tier equipment manufacturer.

Mobile Broadband, (3G, 4G/LTE Portfolio)

Panasonic is among the most prolific patent filers and patent owners in the world. According to a recently released report from the World Intellectual Property Organization, Panasonic was the number 1 filer of PCT patent applications in the world in 2013. In 2013, Panasonic was issued the 6th most patents in the United States according to IFI Claims.

 Panasonic has over the last few years moved out of several business areas and divested both businesses and patents.

One such technology area is 3G (WCDMA & HSPA) and 4G (LTE) mobile infrastructure, where Panasonic, through its relationship with NTT Docomo (a leading Japanese mobile operator), was an early innovator and pioneer. The Company has worked with Panasonic to select a comprehensive portfolio of patent assets totaling 473 in the 3G and 4G technology domain. Under the terms of the Panasonic Agreement, the Company has full ownership of the portfolio including the right to past damages and has the sole right to determine the best strategy to derive value from the portfolio.

The portfolio consists of approximately 331 3G patent assets and 142 4G patent assets. Approximately 205 of the patent assets are potentially standards relevant, which means that such patents may be infringed by companies, end-users or others that adhere to the optional or mandatory features of one or more operating standards adopted by industry, governmental or other organizations in the telecommunications industry. The main technical focus of the portfolio concerns base station equipment communication with mobile devices, specifically the radio aspects of such communications. The 3G/4G standards are widely adopted by telecom operators, infrastructure manufacturers and mobile device manufacturers around the world as the enabling standard for mobile broadband. According to data from GSA, there were 2.3 billion mobile broadband (3G/4G) subscriptions worldwide in Q4 2014.

The Company views the Panasonic portfolio as very complementary to the Huawei and Nokia IMS portfolios where, even though a few of the target licensee companies may be the same, the relevant revenue streams are different. The Company believes that such complementary coverage may offer operational and marketing efficiencies and it is exploring other opportunities that may add further synergy.

Patent Portfolios

The Company acquired an aggregate of approximately 755 currently active patents and patent applications from Huawei, Nokia, and Panasonic outright, including the general right to recover damages for past infringement. Of the 755 patents and patent applications acquired, the Company owns approximately 755 patents and patent applications 5 US and 12 non-US patents have expired and no patent applications have been denied. These patents have an average remaining life of 7.7 years. Approximately 313 of the patent assets are potentially standards relevant and there are very limited prior license encumbrances against the entire portfolio.

IMS & VOIP Portfolio

The chart below indicates, with respect to the Company’s 282 currently active patents and pending applications from Huawei and Nokia in the IMS & VOIP category, the estimated useful remaining lives of such patents as of the date of this Annual Report. Pending applications indicate applications for patent that could, if granted, become enforceable patents in relevant geographies. 99% of the patents have more than 5 years left with more than 80% having 10 years and more:

Years Remaining	Granted	Pending	Grand Total
4	1	0	1
5	19	1	20
6	7	3	10
7	3	0	3
8	3	4	7
9	6	0	6
10	40	7	47
11	77	15	92
12	48	15	63
13	14	0	14
14	7	6	13
15	6	0	6
Grand Total	231	51	282

Mobile Broadband Portfolio

The chart below indicates, with respect to the Company’s 490 patents, pending applications or recently expired patents in the mobile broadband category acquired from Panasonic, the estimated useful remaining lives of such patents as of the date of this Annual Report. Though several patents recently expired (noted below as “RE”), key jurisdictions for these patents can still provide an ability to recover for past damages so the patents have been listed for completeness. Pending applications indicate applications for patents that could, if granted become enforceable patents in relevant geographies. Over 50% of the Company’s mobile broadband patents have between 6 and 14 years remaining and approximately 41% have between 2 and 5 years remaining as follows:

The below table reflects the data contained in the above chart.

Years Remaining	Granted	Pending	Expired	Grand Total
RE	0	0	17	17
0<1	7	0	0	7
1	1	0	0	1
2	28	5	0	33
3	61	5	0	66
4	62	4	0	66
5	37	3	0	40
6	66	0	0	66
7	40	5	0	45
8	28	5	0	33
9	35	6	0	41
10	16	1	0	17
11	17	14	0	31
12	14	0	0	14
13	8	0	0	8
14	5	0	0	5
Grand Total	425	48	17	490

RE: Recently Expired

eOn Communications Systems, Inc.

eOn Communications Systems, Inc. (“ECS”), our wholly-owned subsidiary, sells a line of Ethernet enabled biometric locks and also provides sales, marketing and technical support services to partners in the security products and services industry. The Company inherited ECS as part of the Merger.

On March 17, 2015, the Company announced operational restructuring and process improvements for the product-based businesses of ECS, to strategically position the Company to increase earnings, reduce costs, improve cash flow and build shareholder value. ECS is managed by its President Stephen Swartz.

The ECS business now has three product/service lines:

a) A royalty bearing agreement with a third party for use of a private branch exchange (PBX) business which they had purchased from eOn Communications Corporation;

b) A valued-added reseller business of biometric security and access control products; and

c) A new business that provides outsourced sales, marketing and technical support services to business partners in the security products and services industry.

Additionally, as part of the reorganization, ECS announced it has terminated a legacy business that provided distribution services of facility security and access control products. In 2014, this legacy business had net operating losses of approximately $35,000 per month. Terminating this legacy business and selling off the remaining inventory and accounts receivables also netted approximately $200,000 in cash for the Company. The resources from this legacy business have been redeployed to ECS’s biometric security and access control product line. This business has recently completed its value-add product improvements and these products are now ready for shipment. Accordingly, the Company recorded an impairment charge of $686,350 on December 31, 2014 for the remaining balance of the acquired contract.

Competition

The Company encounters significant competition from others seeking to acquire and monetize intellectual property assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Other companies may develop competing technologies that offer better or less expensive alternatives to patented technologies that the Company may acquire and/or license. Many potential competitors may have significantly greater resources than the resources the Company possesses. Technological advances or entirely different approaches developed by one or more of its competitors could render certain of the technologies owned or controlled by the Company obsolete and/or uneconomical.

Entities such as Intellectual Ventures Management, LLC, Acacia Research Corporation, InterDigital, Inc., Rambus, Inc., Marathon Patent Group, Spherix, Inc., Tessera Technologies, Inc., Vringo, Inc., VirnetX Holding Corporation, Wi-LAN Inc. and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. Many of the Company’s competitors have longer operating histories and significantly greater financial resources.

Employees

As of December 31, 2014, the Company had fifteen full-time employees (two of whom are employees of the ECS subsidiary). None of the Company’s employees are subject to a collective bargaining agreement and the Company believes its employee relations to be good.

The Company uses the services of various consultants and contractors to manage its business, technical, accounting and legal operations. The Company believes selective use of such consultants allows it to achieve its business objectives in a flexible, cost-effective fashion.

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business and Operations

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity and or debt. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting, and if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

Our management has determined that as of December 31, 2014, we had a material weakness in our internal control over financial reporting, because we did not have the appropriate internal personnel resources with the appropriate level of experience and technical expertise to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain accounting judgments regarding accounting principles generally accepted in the United States, or U.S. GAAP.

We are taking steps to remediate the material weakness described above; however, we cannot assure you that we will be successful in such remediation, or that we or our independent registered public accounting firm will not identify additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we fail to remediate the material weakness described above, or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we are not an accelerated filer or larger accelerated filer as defined in Rule 12b-2 promulgated under the Exchange Act which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

The Company’s limited operating history makes it difficult to evaluate its current business and future prospects and its inability to execute on its current business plan may adversely affect its results of operations and prospects.

The Company has generated minimal revenues to date. The Company not only has a very limited operating history, but also a limited track record in executing its business model which includes, among other things, acquiring, licensing, litigating or otherwise monetizing patent assets. The Company’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with a limited operating history, there is a significant risk that the Company will not be able to:

•	implement or execute its current business plan, or demonstrate that its business plan is sound; and/or

•	raise sufficient funds in the capital markets to fund acquisitions of additional patent portfolios or the costs of litigation or otherwise to effectuate its long-term business plan.

The Company’s inability to execute any one of the foregoing or similar matters may adversely affect its results of operations and prospects.

The Company has incurred net losses and negative cash flows from operations since inception and has relied on external financing to support its operations. In the event the Company does not generate revenue from operations or obtain additional financing, its commercialization efforts will be delayed or curtailed.

Since inception, the Company has incurred net losses and negative cash flows from operations and has accumulated a deficit. The Company will need to generate revenue from operations or will require additional equity and/or debt financing to fund the Company’s ongoing activities. There are no assurances that additional financing will be available to the Company at a cost acceptable to the Company, or at all.

Our future capital needs are uncertain and we will need to raise additional funds, which may not be available on acceptable terms or at all. Moreover, additional financing may have an adverse effect on the value of the equity instruments held by the Company’s stockholders.

Assuming certain payables are deferred and expenses are managed efficiently, we believe our existing cash balances will be sufficient to meet our anticipated cash needs to conduct our planned operations for less than three months. We will need significant additional capital to monetize our current patent portfolios and we will need significant additional capital to purchase any new patent portfolios. We believe our working capital expenses will be approximately $7.8 million for the next twelve months, which amount consists of approximately $3.7 million in employee related costs, $1.3 million in patent maintenance and prosecution fees, $1.8 million in other operational costs and $1 million of  payments relating to the acquisition of our patent portfolios and additionally our debt servicing fees payable to Fortress Investment Group, LLC and its affiliates ("Fortress") will be approximately $0.5 million. In addition, we will be required to pay unconditional guaranteed payments to the sellers of our existing patent portfolios of an aggregate of $20 million ($18 million of which to be paid out of net revenues from patent licensing receipts) through 2017 (with a net present value of $16.9 million,). See Note 10 in the Notes to the Company Financial Statements for further information on these guaranteed payments.

We will seek to raise additional capital through, among other things, public and private equity offerings and debt financings (to the extent such financings are permissible pursuant to the Fortress Agreement), including through takedowns from our shelf registration statement on Form S-3 and the issuance of additional promissory notes to Fortress pursuant to the terms of the Fortress Agreement. We may also seek additional funds through arrangements with collaborators or other third parties. Our future capital requirements will depend on many factors, including our levels of net sales and licensing and the timing and extent of expenditures to support our patent infringement litigation, if any. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization which could impact our business operations.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures. It may also cause us to reduce or cease operations altogether.

We may not be able to incur any additional indebtedness as a result of the Fortress Agreement. Our inability to incur additional indebtedness may prevent us from raising additional funds on acceptable terms or at all.

The Fortress Agreement limits our ability to raise additional indebtedness. Pursuant to the Fortress Agreement, we may only incur indebtedness (i) in respect to our obligations to Fortress, (ii) on unsecured trade payables that are not evidenced by a promissory note and are incurred in the ordinary course of business, (iii) if such indebtedness is unsecured and subordinated to the rights of the Fortress debt, and only then if Fortress provides its consent and (iv) if such indebtedness is secured by patent assets acquired after the Fortress transaction was consummated, and only then if such indebtedness is subordinated to the Fortress debt, Fortress provides its consent and Fortress is afforded a right of first refusal to issue the new debt. These limitations could substantially impact our ability to raise additional funds on acceptable terms or at all. If we cannot raise additional funds, it could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, reduce our operations, enable Fortress to foreclose on our patent assets or cause us to cease operations altogether.

We have incurred a material amount of indebtedness to fund our operations, the terms of which require that we pledge all of our assets as security and that we agree to share certain patent monetization revenues that may accrue in the future. Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

We have incurred debt secured by all of our assets under the terms of the Fortress Agreement and related transaction documents. Our obligations under the Fortress Agreement are secured by a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries (though not in any future patent purchases by the Company). Additionally, the Fortress Agreement contains customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness or guarantees, incur liens, sell our patent assets or permit a change in control of our Company.

The Fortress Agreement and the notes issued pursuant thereto (the “Fortress Notes”) also include customary event of default provisions and if we were to default under the Fortress Agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under the Fortress Agreement and exercise their right to foreclose on their security interests, which could force us to cease operations.

Incurrence and maintenance of this debt has material consequences on the Company, such as:

•	requiring us to dedicate a material portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements;

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our business and industry, which may place us at a competitive disadvantage;

•	limiting our ability to incur additional debt on acceptable terms, if at all; and

•	limiting our ability to dispose of patent assets to generate revenue.

The Fortress Agreement further provides, among other things, that an affiliate of Fortress is entitled to share in certain monetization revenues that we may derive in the future related to our current patent portfolios even after our indebtedness to Fortress is paid in full. There can be no assurance that we will be successful in securing revenues, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us. Moreover, the revenue sharing obligation will reduce the benefit we receive from any monetization transactions, which will adversely affect our operating results.

The Company may not be able to successfully monetize the patents it has acquired from Huawei, Nokia or Panasonic or which it may hereafter acquire and thus the Company may fail to realize the anticipated benefits of any such acquisition which would have a material adverse effect on its business and results of operations.

There is no assurance that the Company will be able to successfully monetize the patent portfolios that it acquires. The patents the Company acquires could fail to produce anticipated benefits, or could have other adverse effects that the Company currently does not foresee. Failure to successfully monetize these patent assets would have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the acquisition of patent portfolios is subject to a number of risks, including, but not limited to the following:

•	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets, if at all. During that time lag, material costs (such as patent prosecution, maintenance, legal, financial and technical reviews, and potential reverse engineering) are likely to be incurred that would have a negative effect on the Company’s results of operations, cash flows and financial position, lagging any potential revenues generated by such activity.

•	The out-licensing of a patent portfolio is a time consuming and expensive process. If the Company’s efforts are not successful, the Company’s results of operations could be harmed. In addition, the Company may not achieve anticipated licensing results or other benefits from such acquisitions.

•	If the Company initiates a patent infringement suit against potential infringers or potential licensees initiate a declaratory judgment action or administrative review action against the Company, such potential infringers and/or licensees may successfully invalidate the Company’s patents or a fact finder may find that the potential infringer’s products do not infringe the Company’s patents. Thus, the Company may not successfully monetize the patents. These activities are inherently risky, time consuming and costly.

The Company has, to date, entered into only one licensing arrangement. Accordingly, there is no assurance that the Company will be able to monetize its patent portfolios and recoup its full investment.

New legislation, regulations or court rulings related to enforcing patents could harm the Company’s business and operating results.

If Congress, the United States Patent and Trademark Office (the “USPTO”) or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the Company’s business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to license or assert the Company’s patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to the United States patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. As the regulations and procedures to govern administration of the AIA, especially the contested cases provisions (Inter-Partes Review (“IPR”) and Post-Grant Review (“PGR”) were only recently fully effective, it is too early to tell what, if any, impact the AIA will have on the operation of the Company’s business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patents acquired by the Company, all of which could have a material adverse effect on the Company’s business and financial condition.

The United States government has placed restrictions on NASA, the National Science Foundation and the Commerce and Justice departments from buying information technology (in particular from Huawei) that has been “produced, manufactured or assembled” by companies with ties to the Chinese government unless the FBI or a similar agency first determines the purchase would be in the national interest. We believe these restrictions impose no limitations on the Company’s ability to license or enforce the patent assets that the Company has currently purchased or may purchase in the future from Huawei. Because we understand these restrictions apply solely to purchases of actual hardware and equipment, we believe the patent assets and rights which the Company has purchased from Huawei, with respect to those restrictions, include valid rights within the geographical United States which remain enforceable against all potential infringers. However, the United States government may try to apply other restrictions to prohibit its departments from licensing Huawei-related intellectual property rights, in which case we may be unable to consensually license patent assets purchased from Huawei to the U.S. government. Such interpretation of the prohibition, and other changes in United States law, regulation or practice as it relates to the license or enforcement of patent assets acquired from Huawei, could result in a material adverse impact on the Company’s business and financial condition.

New legislation has been introduced into the House of Representatives and the Senate, seeking to curb so-called “Litigation Abuses”. These bills include potential provisions for, among other things, expanded pleading requirements for patent litigations, patent-specific discovery and case management rules, disclosure obligations for parties having a financial interest in a patent case, certain provisions regarding so-called “customer suits” in favor of manufacturers. These bills have not yet been voted upon or amended and it is uncertain what, if any, new legislation will issue from the United States Congress, and what if any impact such legislation would have on the Company’s business and operations.

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages that a patent licensing company such as us might be entitled to. Any one of these pending cases could result in new legal doctrines.

In September 2013, the Federal Trade Commission announced that it is planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. Both the Federal Trade Commission and European Commission are actively considering what the appropriate restrictions are on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Further, the leadership changes in the European Commission (“EC”) make it challenging to predict whether and how the EC will shift its focus from its prior stances regarding the enforcement of intellectual property rights and the relationship between such rights and European competition law.

Additionally, there are numerous initiatives being pursued in multiple countries including India and Brazil, regarding when and how intellectual property rights should be enforced as well as the relationship between enforcement and other laws, including relevant anti-trust or competition law. It is too early to state with any degree of certainty the impact that such initiatives may have on our business.

Additionally, the political and legal climate in China appears to have changed and may cause significant challenges for foreign companies that attempt to enforce their intellectual property rights against Chinese business whether such rights are enforced in China or elsewhere in the world. At this time, it is unclear what if any impact this change in climate will have on our business.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which the Company conducts its business and negatively impact the Company’s business, prospects, financial condition and results of operations.

Current litigation and contemplated regulatory developments may render the Company's business model less profitable and may have a material adverse effect on its results of operations.

The Company negotiates with leading technology companies to invest in, aggregate and acquire or in-license portfolios of patents and other intellectual property.  Recent regulatory developments, as well as other pending litigation that is continuing to establish new laws and rules for the licensing and/or assertion of patents, may make this business model more difficult to execute, more risky and/or less profitable. As noted, new draft legislation proposed in Congress, if passed, might place more significant hurdles to the enforcement of the Company’s patent rights, allow defendants increased opportunities to challenge the Company’s patents in court and in the USPTO, introduce potentially expanded fee shifting for prevailing parties in litigation, and increase the risks and costs of patent litigation for all parties, including the Company. These changes and risks could decrease the value of the Company’s intellectual property portfolio, as well as increase the risk of unlicensed infringement of such portfolio.

In addition, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as the Company might be entitled to. While the Company rejects many of these arguments as improperly limiting the rights granted to legitimate patent holders under the Constitution and US patent laws, any one of these pending cases could result in new legal doctrines that could make the Company’s patent portfolios less valuable or more costly to enforce.

In addition, competition authorities in various countries and regions, as well as judicial actions in the United States and abroad are examining the rights and obligations of holders of standards essential patents (SEPs), and in some cases imposing restrictions and further obligations on the licensing and enforcement of SEPs. These changes in law and/or regulation may make the Company’s licensing programs more difficult, may render some or all SEP patents held by Company unenforceable, or impose other restrictions, costs, impediments or harm to the Company’s patent portfolios.

We commenced legal proceedings against security and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To license or otherwise monetize the patent assets that we own, we commenced legal proceedings against two companies, pursuant to which we allege that such companies infringe on one or more of our patents. As with all litigation, there is a risk that we may be unable to achieve the results we desire from such litigation, failure from which would harm our business to a great degree. In addition, the defendants in these litigations may have more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for, among other things, revocation of our patents or file collateral litigations or initiate investigations in the United States or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business unless we are able to raise significant new capital or are successful in licensing our patent portfolios. We estimate that our legal fees over the next twelve months will be significant for these enforcement actions. Expenses thereafter are dependent on the outcome of the status of the litigation. Our failure to monetize our patent assets would significantly harm our business.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions that may be made by juries and trial courts.

Further, should we be deemed the losing party in certain of our litigations, we may be liable for some or all of our opponents’ legal fees.

Federal courts are becoming more crowded and, as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

Acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect the Company’s operating results.

Acquisitions of patent or other intellectual property assets are often time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, if the Company seeks out new acquisition opportunities, the Company expects to incur significant operating expenses and will likely be required to raise additional financing during the negotiations even if any particular acquisition is ultimately not consummated. Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs. While the Company will seek to conduct reasonable due diligence on the patent assets it is considering for acquisition, the Company may acquire patent assets from a seller who does not have proper title to those assets or the assets may prove invalid, or unenforceable in subsequent litigation. In those cases, the Company may be required to spend significant resources to defend the interests in its patent assets and, if the Company is not successful, the Company’s acquisition may be rendered effectively in part, or wholly, unusable, in which case the Company could lose part or all of its investment in the assets. Moreover, the Company may pay more to acquire a patent portfolio than it generates in future revenues. In addition, the Company could make an error in its due diligence or fail to uncover an important fact before acquiring a patent portfolio, thereby acquiring patents that are invalid or unenforceable.

The Company may also identify patent or other intellectual property assets that cost more than it is prepared to spend with its own capital resources. The Company may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect the Company’s operating results, and if the Company incurs losses, the value of the Company’s securities may decline.

In addition, the Company may acquire patents and technologies that are in the early stages of adoption in the telecommunications and information technology markets. Demand for some of these technologies may likely be untested and may be subject to fluctuation based upon the rate at which the Company’s licensees will adopt the Company’s patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies the Company acquires or develops will have value that the Company can monetize.

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage to other parties pursuing the same assets and could result in harm to the Company’s business.

The Company has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where the Company can defer payments or finance a portion of the acquisition price from the seller. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, the Company might not compete effectively against other companies in the market for acquiring patent assets, some of whom have greater cash resources than the Company has.

If our market capitalization falls below the aggregate dollar amount that we owe to Panasonic at any time prior to our full payment of Panasonic pursuant to that certain patent purchase agreement, Panasonic will have a right to repurchase the assets we acquired at the purchase price we paid.

Pursuant to the patent purchase agreement with Panasonic, Panasonic is owed additional payments for the patents we purchased.  If our market capitalization falls below the aggregate dollar amount that we owe at that relevant point in time to Panasonic, at any time prior to full payment, they may exercise their limited right to repurchase the assets we acquired from them at a purchase price at least equal to the amount we paid to purchase the entire portfolio.  If they repurchase their assets, our ability to enforce our patent rights will be adversely affected.

Any failure to maintain or protect the Company’s patent assets or other intellectual property rights could significantly impair the Company’s return on investment from such assets and harm the Company’s brand, business and operating results.

The Company’s ability to operate its business and compete in the intellectual property market largely depends on the superiority and value of its patent assets and other intellectual property. To protect the Company’s proprietary rights, the Company relies and will rely on a combination of patent, trademark, copyright, and confidentiality agreements with the Company’s employees and third parties and other protective contractual provisions. No assurances can be given that any of the measures the Company undertakes to protect and maintain the Company’s assets will have any measure of success.

Despite the Company’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of the Company’s intellectual property:

•	applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide the Company with any commercially viable claims against potentially infringing parties;

•	the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of the Company’s IP assets; or

•	the Company’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those covered by the Company’s IP.

Moreover, the Company may not be able to effectively protect its intellectual property rights in certain foreign countries from which potential licensees or infringers may operate. If the Company fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and the Company’s business would be harmed.

Following its acquisition of IP, the Company needs to spend significant time and resources maintaining and defending such assets which could cause it to incur significant costs and divert management attention from its core business which could adversely affect its prospects.

Following the acquisition of patent assets, the Company needs to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the USPTO and non-US equivalent government bodies. The Company acquired patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO and non-US equivalent government bodies. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect the Company’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause the Company to incur significant costs and could divert resources away from its core business activities which could adversely affect its prospects.

The Company seeks to process pending patent applications for acquired and related intellectual property which takes time and is costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company’s investments in such activities.

Members of the Company’s management team have experience as inventors. As such, part of the Company’s business may include the internal development of pending patent applications or other acquired intellectual property that the Company will seek to monetize. However, this aspect of the Company’s business would likely require significant capital and would take time to achieve. Such activities could also distract the Company’s management team from its present business initiatives, which could have a material and adverse effect on the Company’s business. There is also the risk that the Company’s initiatives in this regard would not yield any viable new intellectual property, which would lead to a loss of the Company’s investments in time and resources in such activities.

In addition, even if the Company is able to internally develop new patents or further prosecute patentable subject matter already contained within existing acquired patent portfolio(s), in order for those patents to be viable and to compete effectively, the Company would need to develop and maintain, and they would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property the Company may develop, principally including the following:

•	patent applications the Company may process may not result in issued patents or may take longer than the Company expects to result in issued patents;

•	the Company may be subject to interference and/or derivation proceedings;

•	the Company may be subject to opposition (including post-grant review and ex parte and inter partes reexamination) proceedings in the U.S. or foreign countries;

•	any patents that are issued to it may not provide meaningful protection;

•	other companies may challenge patents issued to it;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies;

•	other companies may design around patents the Company has processed; and

•	enforcement of the Company’s patents could be complex, uncertain and very expensive.

The Company cannot be certain that patents will be issued as a result of any future or pending applications or that any of such patents, once issued, will provide the Company with adequate coverage for licensing operations. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that the patent applications will be the first to have been filed covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent the Company’s potential licensees from commercializing their products or require them to obtain licenses requiring the payment of significant fees or royalties to others. This could make it more difficult for the Company to monetize its assets. As to those patents that the Company may license or otherwise monetize, the Company’s rights will depend on maintaining the Company’s obligations to the licensor under the applicable license agreement, and the Company may be unable to do so. The Company’s failure to obtain or maintain intellectual property rights for the Company’s inventions would lead to the loss of the Company’s investments in such activities, which would have a material and adverse effect on the Company’s business.

Moreover, patent application delays could cause delays in recognizing revenue from the Company’s internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Our confidential information may be disclosed by other parties.

We routinely enter into non-disclosure agreements with other parties, including but not limited to vendors, law firms, parties with whom we are engaged in negotiations, and employees. However, there exists a risk that those other parties will not honor their contractual obligations to not disclose our confidential information. This may include parties who breach such obligations in the context of confidential settlement offers and/or negotiations. In addition, there exists a risk that, upon such breach and subsequent dissemination of our confidential information, third parties and potential licensees may seek to use such confidential information to their advantage and/or to our disadvantage including in legal proceedings in which we are involved. Our ability to act against such third parties may be limited, as we may not be in privity of contract with such third parties.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements which could adversely affect the Company’s financial condition and operating results.

The Company’s business plan depends significantly on worldwide economic conditions and the economies of many countries are experiencing weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on the Company’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to the Company’s business plan, and the Company’s inability to do so could cause material harm to the Company’s business.

The Company’s business depends upon its ability to keep pace with the latest technological changes and the Company’s failure to do so could make us less competitive which would adversely affect our prospects.

The markets addressed by the Company’s intellectual property rights are characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make the Company’s patent portfolios less attractive or applicable. As a result, the Company’s success will depend, in part, on the Company’s ability to acquire, develop and out-license intellectual property in a timely manner with respect to the technological advances available to the Company’s prospective out-licensees, evolving industry standards and changing preferences.

In the event that the Company must commence legal proceedings against patent infringers unwilling to license its acquired intellectual property, it expects such proceedings to be time-consuming and costly, which may adversely affect the Company’s financial condition and its ability to operate its business.

In the event the Company is unable to successfully enter into out-licenses with infringing companies for patents the Company has acquired or in-licensed, the Company may have to bring a patent infringement action against such infringing companies. Such patent infringement litigation may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, the Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company may become involved may have substantially more resources than we do. Furthermore, such parties may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude the Company’s ability to derive licensing revenue from the patent portfolios. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that its legal fees and other expenses will be material and will negatively impact the Company’s financial condition and results of operations and may result in its inability to continue its business plan. Expenses are also dependent on the outcome of such proceedings. The Company’s failure to monetize its patent assets would significantly harm the Company’s business and financial position.

The Company’s future success depends, to a significant extent, upon the continued service of its key personnel and its ability to hire additional qualified personnel and its inability to attract, retain or hire personnel could have a material adverse effect on its business and results of operations.

There can be no assurance that the Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Additionally, the Company does not currently carry a key-man insurance policy. Although the Company has entered into letter agreements with its current officers, each of such employees serves as an “at will” employee whose employment is terminable in the discretion of the board of directors. In addition, the Company’s anticipated growth will require it to recruit, hire and retain a number of new managerial, technical, operating and marketing personnel. The inability to retain, recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on the Company’s business, financial condition or results of operations. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel.

The Company’s operations are subject to all of the risks inherent in a growing business enterprise and there is no assurance that it will be successful.

The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties and complications of an early stage company. The ability or inability of the Company to maintain current and potential clients, form new business relationships and partnerships, execute licensing programs, meet competition, and comply with applicable governmental regulations will also impact the growth and the profitability of the Company.

The Company’s quarterly revenue and operating results are expected to be unpredictable and may fluctuate significantly from quarter to quarter due to factors outside the Company’s control which could adversely affect its business and operating results.

The Company’s revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of its control and which will make period to period comparisons difficult. Generally, the timing and success of the Company’s licensing and litigation efforts will be unpredictable and intermittent rather than steady, and can be expected to continue to be unpredictable. The primary factors that may affect its revenues and operating results include, but are not limited to, the following:

•	the length and variability of the cycle for licensing the technology;

•	the random timing of the outcome of any litigation we may commence and the unpredictability of the success of any litigation we may commence;

•	the quality and degree of execution of our business strategy and operating plan, and the effectiveness of our sales and licensing programs; and

•	timing of revenue recognition and the application of complex revenue recognition accounting rules to our licensing arrangements.

It can be difficult for the Company to predict the timing of licensing of its technology, and it is unable to control timing decisions made by potential licensees. As a result, the Company’s quarterly operating results are difficult to predict even in the near term and a delay in an anticipated license past the end of a particular quarter may negatively impact its results of operations for that quarter, or in some cases, that year. Therefore, the Company believes that quarter-to-quarter comparisons of its operating results will be a poor indication of its future performance. If its revenue or operating results fall below the expectations of investors or securities analysts or below any guidance the Company may provide to the market, the price of the common stock could decline substantially.

If revenues for a particular quarter are below expectations, the Company would likely be unable to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on its operating results for that quarter.

Risks Related to the Telecommunications Industry

If the products or services that are marketed or sold by the Company’s clients do not maintain market acceptance, the Company’s ability to out-license the technologies that it acquires may be limited and its results of operations could be adversely affected.

Certain segments of the telecommunications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. The Company cannot assure you that the IP assets it acquires that may be used in current or future products and services will gain or obtain increased market acceptance. The development of new or enhanced technologies could result in a loss of actual or potential market share by businesses utilizing our IP assets which may limit our ability to monetize our IP assets.

The regulatory framework and future changes in regulatory requirements under which telecommunications companies operate could require substantial time and resources for compliance by the Company’s licensees which could make it more difficult and costly for it to monetize its IP assets.

In providing certain interstate and international telecommunications services, telecommunications companies must comply, or cause its customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. In offering services on an intrastate basis, such companies may also be subject to state laws and to regulation by state public utility commissions. International services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational and administrative expenses, can be expected to be substantial, and efforts and costs spent by potential licensees for these efforts may impede licensing negotiations with the Company, and could make it more difficult and costly for us to monetize our IP assets.

Risks Relating to Our Securities

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, from June 6, 2014 through March 20, 2015, the closing price of our common stock has ranged between $3.85 and $0.446 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

•	quarter to quarter variations in operating results;
•	day traders;
•	adverse or positive news reports or public announcements; and
•	market conditions within our industry.

In addition, the stock market in recent years has experienced significant price and volume fluctuations. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. These market fluctuations may adversely affect the price of our common stock at a time when our stockholders want to sell their interest in us.

If we fail to meet the applicable continued listing requirements of Nasdaq Capital Market, Nasdaq may delist our common stock, in which case the liquidity and market price of our common stock could decline.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted. On December 31, 2014, we received a written notice from Nasdaq indicating that because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. While Nasdaq’s notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market (pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until June 29, 2015, to regain compliance with the minimum bid price requirement), if the Company does not regain compliance its common stock will be delisted from Nasdaq Capital Market.

To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to June 29, 2015. If the Company does not regain compliance by June 29, 2015, the Company may be eligible for an additional grace period.  To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period.  If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.  The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process. However, there is no assurance that we will regain compliance with all of Nasdaq’s initial listing requirements by such date. If we do not regain compliance by such date, our securities will likely cease trading on Nasdaq, which may adversely affect the liquidity and trading of our securities.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this were to occur, we could face material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We do not anticipate declaring any dividends in the foreseeable future.

Other than a special cash dividend that we declared with respect to our common stock on June 9, 2014 in connection with the Merger, we have not declared any cash dividend to date and we do not anticipate declaring any further cash dividends on our common stock in the foreseeable future. For the time being, we intend to retain future earnings for use in the development of our business.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is trading at less than $5.00 per share. If our common stock were to be delisted from Nasdaq for any reason, our common stock would become subject to the SEC‘s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stockholders' percentage of ownership may become diluted upon conversion of our Series A Preferred Stock, and/or Series B Preferred Stock, upon the exercise of currently outstanding warrants and/or options, or if we issue new shares of stock or other securities, including issuances to consultants as compensation pursuant to our referral agreements, additionally, issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our common stock.

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock at any time. Additionally, all of the Series B Preferred Stock will automatically convert into common stock upon the affirmative vote of holders owning at least 60% of the Series B Preferred Stock or immediately upon closing of an underwritten public offering of the Company in an amount not less than $20 million and at a threshold price determined in accordance with the terms of the Series B Preferred Stock, subject to certain beneficial ownership limitations. As of March 23, 2015, there are currently outstanding 541,066 shares of Series A Preferred Stock and 1,102 shares of Series B Preferred Stock which may be converted into 1,731,684 shares of common stock at any time. In addition to our outstanding shares of preferred stock, there are currently outstanding warrants to purchase 1,691,637 shares of the Company’s common stock, and 2,893,918 outstanding options which may be exercised into an aggregate of 4,585,555 shares of common stock. A further 178,571 shares are available for grant pursuant to the Company equity incentive plan. In addition, the Company may enter into additional referral agreements with unaffiliated third parties for the provision of commercial and/or technical assistance to facilitate completion of designated acquisitions of assets and compensation under such agreements may be payable in in equity. Further, our board of directors is authorized, without stockholder approval, subject to certain Nasdaq requirements, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our common stock, subject to limitations set forth in the Fortress Agreement and in our fifth amended and restated certificate of incorporation), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Our board of directors is also authorized, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series A Preferred Stock and Series B Preferred Stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, the exercise of our outstanding warrants and options, the issuance of new securities or the creation of new series of preferred stock could result in significant dilution to existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from investors.

As of March 20, 2015, our directors and executive officers collectively and beneficially own 38.4% of outstanding common stock. Joseph Beyers, our Chief Executive Officer and Chairman of the Board, beneficially owns 21.7% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Fifth Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company leases its principal executive offices at Campbell, CA pursuant to a non-cancelable thirty-eight month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993 during the twelve months ended December 31, 2014. Management believes its facilities are adequate for its current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS.

On July 14, 2014, Inventergy, a wholly-owned subsidiary of the Company, filed a complaint in the Federal Court for the Eastern District of Texas, against Genband, Inc. over the infringement of five patents owned by Inventergy. The complaint has now been served, and settlement discussions with Genband, Inc. are continuing.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy as defendants and alleging non-infringement of seven patents from Inventergy’s IMS/VOIP patent portfolio. On January 26, 2015, Inventergy filed and served Sonus with a complaint in the District of Massachusetts (the “Massachusetts Action”), where Sonus is headquartered, alleging infringement of the same seven patents at issue in the California Action. On January 27, 2015, Sonus served Inventergy with its declaratory judgment complaint relating to the California Action. On February 17, 2015, Inventergy filed a motion to dismiss the California Action, or in the alternative to transfer the case to the District of Massachusetts. On the same day, Sonus filed a motion to dismiss the Massachusetts Action, or in the alternative to transfer the case to the Northern District of California. On March 10, 2015, Sonus filed an amended declaratory judgment complaint in the Northern District of California relating to the California Action, alleging non-infringement of the same seven patents, unfair competition, breach of contract and a RICO claim under 18 USC 1961. This amended complaint mooted the Company’s original motion to dismiss. On March 24, 2014, the Company filed a new motion to dismiss Sonus’ amended complaint in the California Action, for lack of demonstrated subject matter jurisdiction for Sonus’ declaratory judgment claims of non-infringement and also for failure to state any claim for its other causes of action. Both the California Action and Massachusetts Action are pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

The Company’s common stock began trading on Nasdaq under the symbol “EONC” on February 4, 2000. Prior to that date, there was no public market for its common stock. On June 6, 2014, upon consummation of the Merger, the Company’s common stock began trading on Nasdaq under the symbol “INVT.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Company’s common stock as reported by Nasdaq.

QUARTER ENDED	HIGH	LOW
December 31, 2014	$1.80	$0.51
September 30, 2014	$2.78	$1.47
June 30, 2014	$10.52	$2.65
March 31, 2014	$14.98	$4.72

December 31, 2013	$6.76	$1.84
September 30, 2013	$2.38	$1.48
June 30, 2013	$1.80	$1.42
March 31, 2013	$2.10	$1.40

On March 24, 2015, the Company’s common stock closed at $0.84.

Holders of Common Stock

We have 173 record holders of our common stock as of March 24, 2015.

Dividends

Other than a special cash dividend that we declared with respect to our common stock on June 9, 2014 and paid to eOn Communications Corporation's shareholders at the time of the Merger, we have not declared any cash dividend to date and we do not anticipate declaring any further cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders – 2014 Stock Plan	2,402,918	$2.59	689,529
Equity compensation plan approved by security holders and assumed in Merger – 1999 Equity Incentive Plan	15,000	$14.30	-
Total	2,417,918

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

The Company is an IP investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, our wholly-owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy with Inventergy becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to “Inventergy Global, Inc.”

The Company works to develop long-term relationships with global companies seeking to strategically realize an appropriate return on their IP assets, in which they have invested a significant amount of research and development (IP value creation). The Company offers clients a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. The Company has focused initially on developing relationships with companies in the telecommunications industry but its business purpose is not limited to this industry. We aspire to be a market-leader in IP value creation across various technology and market segments.

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

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Twelve Months Ended December 31, 2014 compared to the Twelve Months Ended December 31, 2013

Revenue

Revenue for the twelve months ended December 31, 2014 of $719,267 is from our access control security product/service lines acquired in the Merger. $602,304 was revenue from a contract that provided distribution services of facility security and access control products, $105,898 was revenue from a royalty bearing contract with a third party for use of a private branch exchange (PBX) business, and $11,065 was revenue from a valued added reseller business of biometric security and access control products and other. See Note 11 to our financial statements contained in Item 8 herein. We did not have revenue for the twelve months ended December 31, 2013.

Cost of Revenue and Gross Profit

Cost of revenue for our access control security product/service lines for the twelve months ended December 31, 2014 of $732,213 includes the cost of product of $507,646, cost of fulfillment services $68,000, and amortization of $156,567 for contracts acquired in the Merger. Gross loss from our access control security product/service lines for the twelve months ended December 31, 2014 was $12,946. For the twelve months ended December 31, 2013, we did not have Cost of Revenue or Revenue, as a result Gross Profit was $0.

General and Administrative Expense

General and administrative expenses for the twelve months ended December 31, 2014 were $11,688,140 compared to $4,550,339 for the twelve months ended December 31, 2013. General and administrative expenses for the twelve months ended December 31, 2014 included $1,546,922 and $1,326,474 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $1,092,724 and $779,380 for the twelve months ended December 31, 2013. Salaries, wages and other personnel expense was $2,887,118 and $1,110,049 for the twelve months ended December 31, 2014, and December 31, 2013, respectively, an increase of $1,777,069 as a result of the hiring of additional personnel following the Merger. Merger related costs, which include legal, accounting and other consulting services, were $1,237,641 for the twelve months ended December 31, 2014, compared to $0 for the twelve months ended December 31, 2013. Investor relations expense was $578,587 and $47,922 for the twelve months ended December 31, 2014, and December 31, 2013, respectively, an increase of $530,665 as a result of increased investor relations, communications, media and related services following the Merger. Patent fees were $943,175 and $0 for the twelve months ended December 31, 2014, and December 31, 2013, respectively, as a result of registering acquired patents. Other general and administrative expense was $3,168,223 and $1,520,264 for the twelve months ended December 31, 2014, and December 31, 2013, respectively, an increase of $1,650,359 as a result of general increase in administrative expenses due to the Merger and costs associated with becoming a public company.

Amortization Expense

Amortization expense of $1,400,540, and $293,176 for the twelve months ended December 31, 2014 and December 31, 2013, respectively, was for the amortization of patents acquired.

Impairment of Acquired Contract

On December 31, 2014, the Company recorded an impairment charge of $686,350 as a result of terminating an acquired contract in the first quarter of 2015 that provided distribution services of facility security and access control products that the Company inherited as part of the Merger.

Loss on Extinguishment of Notes Payable

On March 26, 2014, the Company amended and restated certain senior secured notes (the “Senior Secured Notes” and as amended, the “Amended Secured Convertible Notes”) with an aggregate original principal amount of $5,000,000 issued on May 10, 2013 and also issued $3,000,000 in certain secured convertible notes (the “New Secured Convertible Notes” and together with the Amended Secured Convertible Notes, the “Secured Convertible Notes”) for a total of $8,000,000 of Secured Convertible Notes. The Senior Secured Notes were amended to allow for their conversion into common stock and to amend the interest rate. In conjunction with the amendment to the Senior Secured Notes, the Company recorded a loss on extinguishment of $2,403,193. See Note 6 to our financial statements contained in Item 8 herein.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351. In addition, the Company issued an aggregate of 1,804,030 shares of common stock to the note holders, who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock of the Company until July 2018, as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. As a result of the issuance of shares, the Company recorded a loss on extinguishment of $3,240,414. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $783,129 and $539,467, for the twelve months December 31, 2014 and December 31, 2013, respectively. This change was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $289,775, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $436,428. See Note 5 to our financial statements contained in Item 8 herein.

Interest Expense, Net

Interest expense, net, for the twelve months ended December 31, 2014 and December 31, 2013 was $1,393,109 and $427,024, respectively. The twelve months ended December 31, 2014 includes the amortization of the Secured Convertible Notes discount of $185,474, interest expense on patents purchased of $349,343, interest expense and amortization of discount on Fortress Notes of $680,234, amortization of discount on notes payable of $979 and interest expense of $177,730, less interest income of $651. The twelve months ended December 31, 2013, includes the amortization of the Secured Convertible Notes discount of $353,009, interest expense of $74,769, less interest income of $754.

Liquidity and Capital Resources

At December 31, 2014, the Company had an accumulated deficit since inception of $43,073,213 and had a negative working capital of $2,113,933. As of March 20, 2015, we had remaining cash of approximately $1.6 million (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement). These factors raise substantial doubt about our ability to continue as a going concern. While the Company entered into its first license agreement in February 2015 and received an additional drawdown from the Fortress Agreement of $1,199,500 as a result, our continuation as a going concern is dependent both on achieving additional licensing revenue from our patent portfolios and obtaining additional financing on terms acceptable to us. We are seeking additional capital through loans, subject to the restrictions of the Fortress Agreement, and the sale of securities but we cannot assure you that we will be able to obtain additional capital on terms acceptable to us or at all.

The business will require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe our working capital expenses will be approximately $7.8 million for the next twelve months, which amount consists of approximately $3.7 million in employee related costs, $1.3 million in patent maintenance and prosecution fees, $1.8 million in other operational costs and $1 million of payments relating to the acquisition of our patent portfolios and additionally our Fortress debt servicing fees will be approximately $0.5 million. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

On February 11, 2015, the Company entered into its first license agreement, in which we expect to receive an aggregate of $2,000,000 of proceeds over the course of the license. In connection therewith, on February 25, 2015, the Company amended and restated its revenue share and note purchase agreement with Fortress pursuant to which Fortress agreed to make available to the Company an additional $3,000,000 of credit (the “Additional Available Credit”) between February 25, 2015 and December 31, 2015, which can be drawn down in the form of additional senior secured notes with the same terms and conditions as the existing Fortress Notes. On February 25, 2015, we drew down $1,199,500 from the Additional Available Credit, which after the payment of purchaser-related fees and expenses, netted $1,172,885 in proceeds to the Company. The Company may seek to raise additional capital in the form of further draw downs on the remaining Additional Available Credit, which would require the Company to obtain Fortress’ consent.

We will need significant additional capital to implement our business plan. We are seeking to raise additional capital through, among other things, public and private equity offerings, including takedowns from our shelf registration statement on Form S-3, and debt financings, subject to the limitations of the Fortress Agreement. In addition to our capital needs over the next twelve months, which are detailed above, our future capital requirements will depend on many factors, including our levels of net sales and licensing and the timing and extent of expenditures to support our patent infringement litigation. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. If adequate capital is not available when needed, we will be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, to reduce or cease operations or to default under the Fortress Agreement, which could lead to the repossession of our patent portfolios by Fortress.

The Company had cash and cash equivalents of $1,443,349 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement) and negative working capital of $2,113,933 as of December 31, 2014. The Company’s net loss for the twelve months ended December 31, 2014 was $20,084,554 and our accumulated deficit amount was $43,073,213 as of December 31, 2014. As of December 31, 2014, our cash and cash equivalents consisted of the net proceeds of $9,964,868 (net of issuance costs of $450,253) received from the original Fortress Notes and Fortress Shares (after the payment of all purchaser-related fees and expenses relating to such issuances) and $3,500,000 that was previously held in a cash collateral account being released to the Company as a result of the termination of the Secured Convertible Notes, which offset with payment of $8,000,000 plus interest of $187,351 to the holders of Secured Convertible Notes, $1,000,000 payment to a seller of patents, and various other payments for general working capital purposes.

As of December 31, 2014, the Company had unrestricted cash and cash equivalents of $1,443,349 compared to $1,518,684 as of December 31, 2013. The decrease in cash and cash equivalents of $75,335 for the twelve months ended December 31, 2014 was primarily attributable to net cash used in operation of $8,371,167, and net cash used in investing activities of $2,262,014, partially offset by net proceeds of $10,557,846 from financing activities.

The Company’s operating activities for the twelve months ended December 31, 2014 resulted in net cash used of $8,371,167. Net cash used from operations consisted of a net loss of $20,084,554, offset by non-cash expenses of depreciation expense of $9,919, loss on extinguishment of notes payable of $5,643,607, amortization of discount on notes payable of $883,125, impairment of acquired contracts of $686,350, amortization of patents and acquired contracts of $1,557,107, and stock-based compensation of $2,873,396. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $783,128. Changes in operating assets and liabilities provided cash of $618,010, from an increase in accounts payable of $906,835 and an increase in accrued expense and other current liabilities of $114,971, offset by a decrease in inventory of $12,207 and a decrease in deposits and other assets of $1,406, offset by an increase in prepaid expenses and other current assets of $113,282, an increase in accounts receivable of $259,049, a decrease in accrued interest on notes payable of $6,935 and a decrease in warranty reserve of $38,143.

The Company’s operating activities for the twelve months ended December 31, 2013 resulted in net cash used of $2,236,357. Net cash used from operations consisted of a net loss of $4,731,072, partially offset by amortization of discount on notes payable of $353,009, amortization of patents and acquired contracts of $293,176, and stock-based compensation of $1,872,104. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $539,467. Changes in operating assets and liabilities provided cash of $515,893, consisting of an increase in accounts payable of $602,564 and an increase in accrued interest on notes payable of $6,935, offset by an increase in prepaid expenses and other current assets of $73,207 and an increase in deposits and other assets of $20,399.

The Company’s investing activities resulted in net cash outflows of $2,262,014 for the twelve months ended December 31, 2014 and cash outflows of $9,455,585 for the twelve months ended December 31, 2013. For the twelve months ended December 31, 2014, the investing activities consisted of purchases of property and equipment of $52,186 and the issuance of a short-term note receivable to a related party of $3,000,000. The Merger resulted in additional net cash of $790,172. For the twelve months ended December 31, 2013, the investing activities consisted of $9,455,585 for the purchases of patents.

The Company’s financing activities for the twelve months ended December 31, 2014 resulted in net cash received of $10,557,846. Net cash was provided by net proceeds of $6,021,144 from issuance of common stock, net cash proceeds of $3,371,834 from issuance of Secured Convertible Notes, net proceeds from issuance of notes payable of $9,964,868 and proceeds from related party note payable of $300,000, offset by the repayment of a note to a related party of $100,000, repayments of convertible notes of $8,000,000, and payments on guaranteed payment liability of $1,000,000.

The Company’s financing activities for the twelve months ended December 31, 2013 resulted in net cash received of $13,210,626. Net cash was provided by proceeds from issuance of common stock of $3,612,100, proceeds from issuance of Series A-1 Preferred Stock of $50,000, proceeds from issuance of Series A-2 Preferred Stock of $1,498,526, net cash proceeds from issuance of convertible notes payable of $4,950,000, and net cash proceeds from issuance of notes payable of $3,100,000.

The Company will also require additional financing for the purchase of additional patent portfolios and to fund their monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such does not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the current state of the credit markets, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

Off Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Inventergy Global, Inc.

We have audited the accompanying consolidated balance sheets of Inventergy Global Inc. (the “Company”) as of December 31, 2014 and December 31, 2013 , and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inventergy Global, Inc., as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception and does not have sufficient liquidity to fund its presently anticipated operations beyond the second quarter of 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

San Francisco, CA
March 31, 2015

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
		(Note 1)
ASSETS

Current assets
Cash and cash equivalents	$1,443,349	$1,518,684
Accounts receivable	259,049	-
Inventories	302,739	-
Prepaid expenses and other current assets	212,280	73,207
Deferred expenses, current	3,000,000	-
Total current assets	5,217,417	1,591,891

Property and equipment, net	42,267	-
Deferred expenses, patents	12,094,420	13,510,178
Patents, net	10,415,404	9,162,409
Intangible assets, net	499,083	-
Goodwill	8,858,504	-
Debt issuance costs	729,498	-
Deposits and other assets	18,993	20,399

Total assets	$37,875,586	$24,284,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,501,938	$602,564
Accrued expenses and other current liabilities	301,132	-
Accrued interest on notes payable	-	6,935
Short-term notes payable, related party	300,000	3,100,000
Guaranteed payments, current	3,807,084	-
Fortress notes payable, current	1,421,196	-
Total current liabilities	7,331,350	3,709,499

Guaranteed payments	13,105,857	13,510,178
Derivative liabilities	30,278	591,901
Fortress notes payable, net of discount	6,259,321	-
Fortress revenue share, net of discount	2,478,057	-
Convertible notes payable, net of discount	-	2,327,217

Total liabilities	29,204,863	20,138,795

Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 6,176,748 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (aggregate liquidation preference of $0 at December 31, 2014 and $19,827,361 at December 31, 2013)	-	3,392,950

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, 2,709,690 shares issued and outstanding at December 31, 2014 (aggregate liquidation preference of $2,915,122 at December 31, 2014)	2,710	-
Series B convertible preferred stock: 2,750 shares designated, 1,102 shares issued and outstanding at December 31, 2014. (aggregate liquidation preference of $1,102,000 at December 31, 2014)	1	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,997,128 and 16,267,038 shares issued and outstanding at December 31, 2014 and December 31, 2013	27,997	16,267
Additional paid-in capital	51,713,228	5,467,937
Accumulated other comprehensive loss
Deficit accumulated	(43,073,213)	(4,731,072)
Total stockholders' equity	8,670,723	753,132

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$37,875,586	$24,284,877

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2014	2013

Revenues	$719,267	$-
Cost of revenues	732,213	-
Gross loss	(12,946)	-

Operating Expenses
General and administrative	11,688,140	4,550,339
Patent amortization expense	1,400,540	293,176
Impairment of acquired contract	686,350	-
Total operating expenses	13,775,030	4,843,515

Loss from operations	(13,787,976)	(4,843,515)

Other income (expense)
Loss on extinguishment of notes payable	(5,643,607)	-
Loss on sale of accounts receivable	(40,833)	-
Decrease (increase) in fair value of derivative liabilities	783,129	539,467
Other income	242	-
Interest expense, net	(1,393,109)	(427,024)
Total other (expense), net	(6,294,178)	112,443

Loss before provision for income taxes	(20,082,154)	(4,731,072)

Provision for income taxes	2,400	-

Net loss	(20,084,554)	(4,731,072)

Deemed dividend on preferred stock	436,916	-

Net income available to common shareholders	$(20,521,470)	$(4,731,072)

Basic and diluted loss per share	$(1.15)	$(0.56)

Weighted average shares outstanding basic and diluted	17,813,074	8,435,197

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Redeemable Convertible		Preferred Stock -		Preferred Stock -		Preferred Stock -						Total
	Preferred Stock		Series A1		Series A2		Series B		Common Stock		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at December 31, 2012	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$(12,783)	$(12,783)

LLC member contribution	-	-							-	-	12,783	-	12,783
Issuance of restricted common shares in exchange for LLC interest in recapitalization	-	-							7,069,500	7,070	(19,853)	12,783	-
Employee stock option exercise	-	-							-	-	-	-	-
Restricted stock forfeited from shares issued in exchange for LLC interest in recapitalization	-	-							(70,695)	(71)	71	-	-
Issuance of restricted stock for compensation	-	-							7,485,776	7,486	(7,486)	-	-
Common stock repurchases	-	-							-	-	-	-	-
Other comprehensive income	-	-							-	-	-	-	-
Issuance of Series A-1 convertible preferred stock for cash at $0.01 per share, May 2013 (See Note 6)	5,000,000	2,760,409							-	-	-	-	-
Issuance of Series A-2 convertible preferred stock for cash at $1.6996 per share, May 2013, net of $501,475 of issuance costs (See Note 6)	1,176,748	632,541							-	-	-	-	-
Issuance of common stock for cash at $3.21 per share, September and October 2013, net of $434,641 of issuance costs	-	-							1,782,457	1,782	3,610,318	-	3,612,100
Stock-based compensation	-	-							-	-	1,872,104	-	1,872,104
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,731,072)	(4,731,072)

Balance at December 31, 2013	6,176,748	$3,392,950	-	$-	-	$-	-	$-	16,267,038	$16,267	$5,467,937	$(4,731,072)	$753,132

Issuance of common stock for cash									2,398,065	2,398	6,018,746		6,021,144
Restricted stock forfeited									(424,170)	(424)	424		-
Equity-based compensation											2,873,396		2,873,396
Record merger with eOn	(6,176,748)	(3,392,950)	2,381,090	2,381	328,600	329	1,102	1	7,206,841	7,206	32,691,799	(17,820,671)	14,881,045
Record beneficial conversion feature for Series B											436,916	(436,916)	-
Treasury shares									69,542	70			70
In conjunction with Fortress notes issuance
issuance of common stock									500,000	500	834,500		835,000
issuance of common stock warrants											153,759		153,759
Issuance of common stock to senior convertible noteholders									1,804,030	1,804	3,010,926		3,012,730
Issuance of new stock in conjunction with the restricted stock granted									175,782	176	224,825		225,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	(20,084,554)	(20,084,554)

Balance at December 31, 2014	-	$-	2,381,090	$2,381	328,600	$329	1,102	$1	27,997,128	$27,997	$51,713,228	$(43,073,213)	$8,670,723

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2014	2013
Cash flows from operating activities
Net loss	$(20,084,554)	$(4,731,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,919	-
Loss on extinguishment of notes payable	5,643,607	-
Decrease in fair value of derivative liabilities	(783,128)	(539,467)
Amortization of discount on notes payable	883,125	353,009
Impairment of acquired contracts	686,350	-
Amortization of patents and acquired contracts	1,557,107	293,176
Stock-based compensation	2,873,396	1,872,104
Issuance of new stock in conjunction with the restricted stock granted	225,001	-
Changes in operating assets and liabilities
Accounts receivable	(259,049)	-
Inventories	12,207	-
Prepaid expenses and other current assets	(113,282)	(73,207)
Deposits and other assets	1,406	(20,399)
Accounts payable	906,835	602,564
Accrued expenses and other current liabilities	114,971	-
Accrued interest on notes payable	(6,935)	6,935
Warranty reserve	(38,143)	-
Net cash used in operating activities	(8,371,167)	(2,236,357)

Cash flows from investing activities
Purchases of property and equipment	(52,186)	-
Issuance of short-term note receivable, related party	(3,000,000)	-
Purchases of patents	-	(9,455,585)
Cash received in acquisition	790,172	-
Net cash used in investing activities	(2,262,014)	(9,455,585)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,021,144	3,612,100
Proceeds from issuance of Series A-1 redeemable convertible preferred stock	-	50,000
Proceeds from issuance of Series A-2 redeemable convertible preferred stock	-	1,498,526
Proceeds from issuance of convertible notes payable, net of issuance costs	3,371,834	4,950,000
Proceeds from issuance of notes payable	9,964,868	3,100,000
Proceeds from related party note payable	300,000	-
Payments on short-term notes payable, related party	(100,000)	-
Payments on convertible notes	(8,000,000)	-
Payments on guaranteed payment liability	(1,000,000)	-
Net cash provided by financing activities	10,557,846	13,210,626

Net increase in cash and cash equivalents	(75,335)	1,518,684

Cash and cash equivalents, beginning of year	1,518,684	-

Cash and cash equivalents, end of year	$1,443,349	$1,518,684

Supplemental disclosures of cash flow information
Cash paid for interest	$516,919	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Convert outstanding LLC accrued liabilities to member contribution, January 2013	$-	$12,783
Allocation of fair value from Series A-2 redeemable convertible preferred stock
to Series A-1 redeemable convertible preferred stock (See Note 7)	$-	$865,985
Allocation of fair value from notes payable to Series A-1 redeemable convertible
preferred stock (See Note 6)	$-	$2,392,889
Fair value of notes payable redemption derivative liability	$-	$582,903
Fair value of Series A-1 redeemable convertible preferred stock anti-dilution derivative liability	$-	$548,465
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$5,056,296	$13,510,178
Offset of short-term related party notes payable and receivable	$3,000,000	$-
Fair value of convertible notes payable redemption derivative liability	$-	$534,975
Transfer of Series A redeemable convertible preferred stock to preferred stock	$3,392,950	$-

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Months Ended December 31, 2014 and 2013

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

In June of 2014, in conjunction with the Merger, the Company underwent a one-for-two reverse stock split. All shares disclosed in this annual report are reflected post-split.

2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

At December 31, 2014, the Company has an accumulated deficit since inception of $43,073,213 and had a negative working capital of $2,113,933. As of March 20, 2015, we had remaining cash of approximately $1.6 million (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement). These factors raise substantial doubt about our ability to continue as a going concern. While the Company entered into its first license agreement in February 2015 and received an additional drawdown from the Fortress Agreement of $1,199,500 as a result, our continuation as a going concern is dependent both on achieving additional licensing revenue from our patent portfolios and obtaining additional financing on terms acceptable to us. We are seeking additional capital through loans, subject to the restrictions of the Fortress Agreement, and the sale of securities but we cannot assure you that we will be able to obtain additional capital on terms acceptable to us or at all.

The business will require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe our working capital expenses will be approximately $7.8 million for the next twelve months, which amount consists of approximately $3.7 million in employee related costs, $1.3 million in patent maintenance and prosecution fees, $1.8 million in other operational costs and $1 million of  payments relating to the acquisition of our patent portfolios and additionally our Fortress debt servicing fees will be approximately $0.5 million. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $20 million ($18 million of which to be paid out of net revenues from patent licensing receipts) for the next three years through December 31, 2017 (with a net present value of $16.9 million,). See Note 10 herein for further information on these guaranteed payments.

The Company had cash and cash equivalents of $1,443,349 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement) and negative working capital of $2,113,933 as of December 31, 2014. The Company’s net loss for the twelve months ended December 31, 2014 was $20,084,554 and our accumulated deficit amount was $43,073,213 as of December 31, 2014. As of December 31, 2014, our cash and cash equivalents consisted of the net proceeds of $9,964,868 (less issuance costs of $450,253) received from the original Fortress Notes and Fortress Shares (after the payment of all purchaser-related fees and expenses relating to such issuances) and $3,500,000 that was previously held in a cash collateral account being released to the Company as a result of the termination of the Secured Convertible Notes, which offset with payment of $8,000,000 plus interest of $187,351 to the holders of Secured Convertible Notes, $1,000,000 payment to a seller of patents, and various other payments for general working capital purposes. On February 11, 2015, we entered into our first license agreement, for which we expect to receive an aggregate of $2,000,000 of proceeds over the course of the license. Additionally, on February 25, 2015, the Company amended and restated its revenue sharing and note purchase agreement with Fortress pursuant to which Fortress will make available to the Company an additional $3,000,000 (the “Additional Available Credit”) based on revenue the Company generates from certain near-term existing and future license agreements between February 25, 2015 and December 31, 2015 which will be drawn down by the Company in the form of senior secured notes (the “Additional Notes”) with the same characteristics as the Fortress Notes. On February 25, 2015, the Company drew down $1,199,500 from the Additional Available Credit and issued Additional Notes in that principal amount to Fortress. After the payment of all purchaser-related fees and expenses relating to such issuances, the Company received net proceeds of $1,172,885. A detailed description of the amended Fortress agreement is set forth in Note 11 herein.

The Company will also require additional financing for the purchase of additional patent portfolios and to fund their monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such do not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the current state of the credit markets, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of December 31, 2014, the Company has not established any reserves for uncollectable accounts.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or the term of the lease, if shorter), which range from three to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation is removed and any resulting gain or loss is credited or charged to operations.

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

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. On December 31, 2014, the Company recorded an impairment charge of $686,350 as a result of terminating an acquired contract in the first quarter of 2015 that provided distribution services of facility security and access control products that the Company inherited as part of the Merger.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s statements of comprehensive income or loss. The Company has estimated the fair value of each option award as of the date of grant using the Black-Scholes option pricing model. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded. The awards issued consist of fully-vested stock awards, performance-based restricted shares, and service-based restricted shares.

Expenses related to stock-based awards issued to non-employees are recognized at fair value on a recurring basis in the periods those awards are expected to vest. The Company estimates the fair value of the awards using the Black-Scholes option pricing model.

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods. The Company has a full valuation allowance on all deferred tax assets.

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

Fair value measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs within the fair value hierarchy. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 Revenue from Contracts with Customers is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. ASU 2014-15 Presentation of Financial Statements - Going Concern is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this accounting standard.

3. Business Combination

The Merger was consummated on June 6, 2014, as a result of which Inventergy, Inc. merged with and into Merger Sub and holders of Inventergy, Inc. securities were issued securities of the Company. Upon the consummation of the Merger, the Company changed its name from “eOn Communications Corporation” to “Inventergy Global, Inc.” and effected a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”). The primary reason for the Merger is to allow the Company access to the public equity market for financing.

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

As of December 31, 2014, the total purchase consideration and the purchase price allocation were as follows:

Fair value of assumed equity allocated to purchase consideration	$10,985,867
Total purchase consideration	$10,985,867

Goodwill	$8,858,504
Intangible asset contract rights	1,342,000
Other assets acquired	816,045
Liabilities assumed	(30,682)
Total purchase allocation	$10,985,867

Goodwill of $8,858,504, which is not deductible for tax purposes, was recognized as a result of the Merger. Goodwill was based on fair value of eOn stock on the date of purchase less the net assets that were acquired. Intangible assets of $1,342,000, consist of certain contract rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years. There was an impairment of $686,350 on one of the acquired contracts for the twelve months ended December 31, 2014.

Acquisition-related costs directly attributable to the Merger totaling $1,237,641 for the twelve months ended December 31, 2014 were expensed as incurred in the consolidated statements of operations.

The consideration in the Merger was based on fair value of equity retained by eOn shareholders on June 6, 2014, the date of the Merger close. The historical financial information is that of Inventergy, Inc.

Supplemental Pro Forma Information. The financial information in the table below summarizes the results of operations of the Company following the consummation of the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2013. The pro forma financial information is presented for informational purposes only for the purpose of comparing the twelve months ended December 31, 2014 with the twelve months ended December 31, 2013 and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013 or of results that may occur in the future.

	For the twelve months ended December 31,
	2014	2013
Revenue	$1,122,234	$744,000
Net loss	$24,711,553	$4,495,400

Pro forma net loss was adjusted to exclude Merger related expenses of $1,237,641 and $1,250,000 for the twelve months ended December 31, 2014 and 2013, respectively. Additional expense for the amortization of acquired intangible assets of $111,833 and $268,400 for the twelve months ended December 31, 2014 and 2013, respectively, was included in the net loss.

4. Patents

Patent intangible assets consist of the following at December 31, 2014:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$12,109,118	$(1,693,714)	$10,415,404
Total patent intangible assets		$12,109,118	$(1,693,714)	$10,415,404

The Company expects amortization expense to be approximately $1,550,334 per year for each of the next six years and a pro rata portion in the last year.

5. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$30,278	$-	$-	$30,278
Total	$30,278	$-	$-	$30,278

December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible notes payable redemption derivative liability	$534,975	$-	$-	$534,975
Series A-1 preferred stock derivative liability	$56,926	$-	$-	$56,926
Total	$591,901	$-	$-	$591,901

As discussed in Note 6, prior to the Merger, the Company issued Senior Secured Notes (defined below) which were redeemable upon an event of default. The Senior Secured Notes were later exchanged in favor of the Amended Secured Convertible Notes (defined below), resulting in an extinguishment of the related derivative liability for the prior Senior Secured Notes. Also discussed in Note 6, the Company then issued the New Secured Convertible Notes, which may be redeemed upon an event of default. Since the Secured Convertible Notes were issued at a substantial discount and the event of default clause may require accelerated repayment, the Secured Convertible Notes include an embedded derivative that is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Secured Convertible Notes. The Company estimated the fair value of the derivative liability using a valuation model which included the weighted probability of the amount of redemption and the time until redemption occurs over the note term. The Secured Convertible Notes were paid in full on October 2, 2014, resulting in an extinguishment of the related derivative liability, see Note 6 below.

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock (“Series A-1 Preferred Stock”) which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At December 31, 2014, the threshold price was $0.289 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 Preferred Stock shares of common stock or in the event of unavailable authorized shares of common stock, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 Preferred Stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post Merger, the Series A-1 Preferred Stock are no longer redeemable. Therefore, these were transferred to Series A Preferred Stock within the Stockholders' equity.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of December 31, 2014 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.35%
Dividend yield	0%
Expected term (in years)	4.0726

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the twelve months ended December 31, 2014 and December 31, 2013:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2012	$-	$-	$-
Fair value at issuance	582,903	548,465	-
Change in fair value	(47,928)	(491,539)	-
Balance at December 31, 2013	$534,975	$56,926	$-

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(434,500)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(289,775)	(56,926)	(436,428)
Balance at December 31, 2014	$-	$-	$30,278

6. Borrowing Arrangements

On May 10, 2013, the Company issued senior secured promissory notes (the “Senior Secured Notes” and as amended on March 26, 2014, the “Amended Secured Convertible Notes”) with an aggregate principal of $5,000,000 for proceeds of $4,950,000. In conjunction with the issuance of the Senior Secured Notes, proceeds of $50,000 were received in exchange for 5,000,000 shares of Series A-1 Preferred Stock. Also, on May 17, 2013, proceeds of $1,498,526 were received in exchange for shares of Series A-2 redeemable convertible preferred stock (“Series A-2 Preferred Stock”, and together with Series A-1 Preferred Stock, “Series A Preferred Stock”) to substantially the same investors. Total proceeds from the Senior Secured Notes, Series A-1 Preferred Stock, and Series A-2 Preferred Stock were allocated to each instrument using the relative fair value method. The fair value allocated to the Senior Secured Notes was $2,557,111. Further discussion regarding the allocation of proceeds is included in Note 7. On March 26, 2014, the Senior Secured Notes were amended and restated to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193 in the accompanying statements of operations.

On March 26, 2014, the Company issued certain secured convertible notes (the "New Secured Convertible Notes” and together with the Amended Secured Convertible Notes, the “Secured Convertible Notes”) with an aggregate principal of $3,000,000 with similar terms and conditions as the Amended Secured Convertible Notes.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351. In addition, the Company issued an aggregate of 1,804,030 shares of common stock to the note holders, who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock of the Company until July 2018, as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. As a result of the issuance of shares, the Company recorded a loss on extinguishment of $3,240,414. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full.

Amortization of the discount on Secured Convertible Notes payable is computed using the straight line method over the note term and is included in interest expense in the accompanying statements of operations. The straight line method of amortization is not materially different than the effective interest method. Amortization of the discount was $185,474 for the twelve months ended December 31, 2014.

On December 19, 2013 and December 31, 2013, the Company issued promissory notes (the “December 2013 Notes”) to the Company’s Chief Executive Officer, a related party, for $3,000,000 and $100,000 totaling an aggregate principal of $3,100,000. The Company also incurred a loan origination fee of $60,000 upon issuance of the December 2013 Notes. The December 2013 Notes, originally scheduled to mature in February 2014, were extended to August 31, 2014 and bore interest at 2% per annum. On January 14, 2014, the Company fully repaid the $100,000 unsecured related party note as part of the December 2013 Notes. The $3,000,000 note was secured by certain patent assets of the Company and all principal and accrued but unpaid interest on the December 2013 Notes were due upon maturity.

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

On August 1, 2014, the Company obtained an unsecured promissory note payable (the “FRB Note”) from First Republic Bank with an aggregate principal of $500,000. The FRB Note, which was to mature on November 1, 2014, bore interest at 1.3% per annum. All principal and accrued, but unpaid interest, was payable upon maturity. The FRB Note was collateralized by a deposit account of the Company’s Chief Executive Officer, a related party. The FRB Note was repaid in full on October 3, 2014.

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 233,640 shares of our common stock, at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. As of December 31, 2014, Mr. Beyers has deferred repayment, accordingly the $300,000 has been recorded as a related party loan payable.

On October 1, 2014 the Company entered into the original Fortress Agreement with Fortress, including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). Pursuant to the Fortress Agreement, the Company issued an aggregate of $11,000,000 in Fortress Notes to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Fortress Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Fortress Notes and Fortress Shares, the Company received net proceeds of $9,964,868 (less issuance costs of $450,253). The Company used the net proceeds to payoff the Secured Convertible Notes and the FRB Note and for general working capital purposes. The unpaid principal amount of the Fortress Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Fortress Notes by the amount of such interest. The PIK interest shall be treated as principal of the Fortress Note for all purposes of interest accrual or calculation of any premium payment.

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part, generally without penalty or premium, except that any optional prepayments of the Fortress Notes prior to October 1, 2015 will be accompanied by a prepayment premium equal to 5% of the principal amount prepaid. In addition, upon the earlier of the date on which the all obligations of the Fortress Notes are paid in full, or become due the Company will pay to the Note Purchasers a termination fee equal to $770,000. This was accounted for as a discount on notes payable.

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

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid to the Note Purchasers a structuring fee equal to $385,000. This was accounted for as a discount on notes payable.

Pursuant to the Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (“Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $5,500,000 (unless the Revenue Participants have not received $5,500,000 by the Maturity Date, in which case the Revenue Participants have a right to receive a portion of Monetization Revenues totaling $8,250,000) (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Fortress Notes are paid in full. Following payment in full of the Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to (a) 46% of Monetization Net Revenues until $2,750,000 has been paid to the Revenue Participants, (b) 31% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants and (c) 6% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants if (a) and (b) have not been fully paid by the Maturity Date. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $2,478,057, which represents the fair value of the expected Monetization Revenues, discounted 20% over the expected life of the revenue share agreement.

The Fortress Agreement contemplates the issuance of up to an additional $5,000,000 in Fortress Notes and additional rights to receive Revenue Stream Payments (collectively, the “Additional Advances”), $3,000,000 of which was committed in March 2015 against future license receivables. If the Company makes an offer to issue Additional Advances, and if the Purchasers agree, in their sole discretion, to acquire such Additional Advances, the Fortress Agreement will be amended to reflect the economic and other terms and conditions of such Additional Advances. In particular, it is contemplated that to the extent that such Additional Advances occur, the additional Fortress Notes and participation in the Monetization Revenues will have substantially the same economic terms as those issued as of October 1, 2014.

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

As part of the transaction, the Company is required to maintain a minimum $1,000,000 in cash reserves. Failure to maintain that minimum cash balance can constitute an event of default under the Fortress Agreement. If we were to default under the Fortress Agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under the Fortress Agreement. See further, Risk Factors.

Unregistered Sales of Equity Securities.

In connection with the execution of the Fortress Agreement, the Company issued 500,000 shares of its common stock at $2.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351. In addition, the Company issued an aggregate of 1,804,030 shares of common stock to the note holders, who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock of the Company until July 2018, as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full. Further, as a result of the termination of the Existing Notes, $3,500,000 previously held in a cash collateral account in connection with the Existing Notes were released to the Company.

In connection with the closing of the transactions contemplated by the Fortress Agreement, the Company paid a closing fee of $330,000. As discussed in Note 7, the Company also issued a 5 year warrant to purchase 247,500 shares common stock at an exercise price of $2.00 to National Securities Corporation, who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The fair value of the warrant as of November 1, 2014 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.62%
Dividend yield	0%
Expected term (in years)	5.00

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

See also the Amended and Restated Revenue Sharing and Note Purchase Agreement entered into with Fortress, effective February 25, 2015 (“Amended Fortress Agreement”). A detailed description of the Amended Fortress Agreement is set forth in Note 11 herein.

7. Stockholders’ Equity

Conversion from LLC

In January 2013, Inventergy, Inc.’s sole member converted all then outstanding liabilities owed to the member, to member contributions. In February 2013, a plan of conversion was entered into, pursuant to which the membership interest in the former LLC held by the sole member was exchanged for 5,000,000 shares of the Company’s common stock, par value $0.0001.

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

Shares of common stock reserved for future issuance were as follows as of December 31, 2014:

Series A convertible preferred stock	3,831,229
Series B convertible preferred stock	550,858
Convertible notes payable	-
Options to purchase common stock	2,417,918
Shares reserved for issuance pursuant to 2014 Stock Plan	689,529
Warrants	1,164,648
Total	8,654,182

Convertible preferred stock

Convertible preferred stock as of December 31, 2014 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	2,381,090	$2,356,633
Series A-2	$1.6996	1,176,748	1,176,748	328,600	$558,489
Series B	$1,000.00	2,750	2,750	1,102	$1,102,000

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

Conversion

All shares of Series A Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by dividing the stated value of such preferred shares $0.007073 (reflecting the one-for-two reverse stock split) in the event of Series A-1 or $1.202065 (reflecting the one-for-two reverse stock split) in the event of Series A-2 by the conversion amount, each subject to adjustment (including the 1:2 reverse split). All Series B Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by multiplying the conversion amount by the quotient of (x) $1,000 divided by (y) 2.00, each subject to similar adjustment. Each share of the Series A Preferred Stock and Series B Preferred Stock will automatically be converted into common stock, at the then-effective applicable conversion price, upon the occurrence of both i) the full collateralization of the Secured Convertible Notes, and ii) upon the closing of the sale of the Company’s common stock in a firm-commitment, underwritten public offering registered under the Securities Act which results in aggregate proceeds to the Company of at least $20,000,000 at a price per share exceeding such threshold as defined in the Company’s certificate of designation (currently $0.289). Since the only Substantial Holder as defined in the Certificate of Designations for the Series A Preferred Stock (“COD”) no longer has 20% or greater of their original stock purchase (as of March 23, 2015, their percentage is approximately 4%) , the Series A Preferred Stock Protective Provisions as provided in the COD are no longer in effect.

Anti-dilution

Holders of Series A-1 Preferred Stock are entitled to receive certain shares of common stock if and when the Company issues or sells any shares of common stock for a consideration per share less than a certain threshold price (currently $0.289).

As a result of the issuance of the Fortress Shares pursuant to a subscription agreement dated October 1, 2014 (as described in Note 6 below), the conversion price for the Series B Preferred Stock was reduced from $2.14 to $2.00.

As a result of the issuance of the Fortress warrants as discussed above, the conversion price for the Series B Preferred Stock was reduced from $2.00 to $1.14. The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells warrants to purchase shares of common stock at an exercise price per share or any shares of common stock for a consideration per share less than the current $1.14 conversion price.

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

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at December 31, 2014 as discussed in Note 5.

On November 1, 2014 the Company issued 277,500 warrants to purchase common stock with a weighted average exercise price of $2.07. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of December 31, 2014 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
247,500	4.84	$2.00
30,000	2.84	$2.66
238,412	4.08	$2.27
515,912	4.37	$2.16

8. Stock-Based Compensation

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

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	1,286,647	1,611,848	$2.27
Authorized	706,950	-	$-
Options Granted	(1,109,198)	1,109,198	$2.80
Options assumed in merger	-	15,000	$14.30
Restricted Stock Granted	(194,870)	194,870	$1.45
Restricted Stock Vested	-	(512,998)	$1.96
Balance at December 31, 2014	689,529	2,417,918	$2.59
Total vested and expected to vest shares (options)		2,417,918	$2.59
Total vested shares (options)		676,275	$2.77

As of December 31, 2014, all of the restricted stock granted under the plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at December 31, 2014 was zero, since all of the options were out-of-the-money at December 31, 2014.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of December 31, 2014, 4,509,238 shares were vested, and 424,170 shares were cancelled or forfeited (unvested).

As part of the merger, 15,000 fully vested options with an exercise price of $14.30, were assumed by Inventergy Global, Inc., and remained outstanding as of December 31, 2014.

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$0.77	150,000	9.92	$0.77	-	$-
$2.05	56,900	9.58	$2.05	-	$-
$2.27	1,293,720	8.94	$2.27	497,558	$2.27
$3.04	742,298	9.33	$3.04	123,717	$3.04
$3.85	160,000	9.45	$3.85	40,000	3.85
$14.30	15,000	1.45	$14.30	15,000	$14.30
	2,417,918	9.12	$2.59	676,275	$2.77

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the twelve months ended December 31:

	2014	2013
Expected volatility	75%	80%
Risk free rate	1.77%	1.77%
Dividend yield	0%	0%
Expected term (in years)	5.78	5.93

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the twelve months ended	For the twelve months ended
	December 31, 2014	December 31, 2013
General and administrative	$2,873,396	$1,872,104

In November 2014, the Company modified the terms to an option granted to a former director. The Company determined that there was no incremental compensation expense associated with the modification.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of December 31, 2014, there were total unrecognized compensation costs of $3,152,985 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.58 years.

Non-employee stock-based compensation expense

For the twelve months ended December 31, 2014, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $1,316,036 and $779,380 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9. Income Taxes

The Company recorded $2,400 and $0 provision for income taxes for the years ended December 31, 2014 and 2013, respectively.

Income tax expense was comprised of the following:

	2014	2013

Current
Federal	$-	$-
State	2,400	-
	$2,400	$-

Deferred
Federal	$-	$-
State	-	-
	$-	$-
Expense	$2,400	$-

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2014	2013
Statutory federal income tax rate	34%	34%
State income taxes (net of federal benefit)	5.83	5.83%
Loss on extinguishment of notes	(12.44)	0
Stock compensation	(0.31)	(14.22)
Other permanent differences	0.11	4.3
True ups	12.3	0
Change in valuation allowance	(39.5)	(29.91)
Total	(0.01)%	(0)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses, the Company has provided a full valuation allowance against its deferred tax assets as of December 31, 2014 and 2013.

The components of the net deferred tax assets and liabilities are as follows:

	2014	2013
Deferred Tax Assets:
Accrued Liabilities	$722,899	$73,082
Intangibles	3,115,849	1,171,673
Fixed Assets	2,988	-
NOL Carryforwards	7,773,560	170,103
Inventory Reserve	3,705	-
Allowance for Doubtful Accounts	16,281	-
Gross Deferred Tax Asset	11,635,282	1,414,858

Valuation Allowance	(11,436,475)	(1,414,858)
Net Deferred Tax Assets	$198,807	$-

Deferred Tax Liabilities:
Acquired Contracts Intangibles	(198,807)	-
Gross Deferred Liabilities	$(198,807)	$-

Net Deferred Tax Assets (Liabilities)	$0	$-

At December 31, 2014, the Company had federal and California net operating loss carryforwards of approximately $39.3 million and $11.4 million, respectively, expiring beginning in 2021 for federal and 2015 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date did occur in June 2014 at the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $20.9 million with no further limitation to the CA net operating loss carryforward . Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes either prior to or after the merger.

At December 31, 2014, the gross liability for uncertain tax positions was $0. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company had no interest and penalties related to income taxes.

The Company conducts business with the US, files income tax returns in the U.S. federal jurisdiction and California. In the normal course of business, the Company is subject to examination by taxing authorities including the United States and California. The Company is not currently under audit or examination by either of these jurisdictions. The federal and California statute of limitations remains open back to 2011 for federal and 2010 for California.  However, due to the fact that the Company has net operating losses carried forward dating back to 2001, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to the tax attributes carried forward to open years.

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

In March 2014, the Company entered into a non-cancelable thirty-eight month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993 during the twelve months ended December 31, 2014. The future minimum payments related to this lease are as follows:

Years ending December 31
2015	112,895
2016	116,201
2017	68,587
Total	$297,683

Rent expense was approximately $108,372, and $74,334 for the twelve months ended December 31, 2014 and 2013, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The Company will be required to pay the remaining future unconditional guaranteed payments of $20,000,000 ($18 million of which to be paid out of net revenues from patent licensing receipts) for the next three years through December 31, 2017 representing purchase of patents and minimum revenue sharing from the Company’s licensing and/or similar transactions regarding the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of December 31, 2014 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of December 31, 2014 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2015	4,000,000
2016	6,000,000
2017	10,000,000
Less: discount to present value	(3,087,058)
Guaranteed payments, net of discount	$16,912,942

Pursuant to the patent purchase agreement with Panasonic, a significant portion of the above guaranteed payments are owed to Panasonic.  If the Company’s market capitalization falls below the aggregate dollar amount that the Company owes at that relevant point in time to Panasonic (but only prior to full payment), Panasonic may exercise a limited right to repurchase the Panasonic patent portfolio assets at a purchase price at least equal to the amount the Company paid to purchase the Panasonic patent portfolio. During the year ended December 31, 2014, the Company was in compliance with the terms of the agreement.

Fortress notes payable

Pursuant to the Fortress agreement (as described in Note 6), future debt payments are as follows:

Years ending December 31:
2015	1,421,196
2016	5,800,606
2017	4,483,818
Total	$11,705,620

11. Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Net loss attributable to common shareholders	$(20,521,470)	$(4,731,072)
Basic and diluted:
Weighted average shares outstanding	22,036,773	8,435,197
Less weighted average restricted shares outstanding	(4,223,699)	-
Shares used in calculation of basic and diluted net loss per common share	17,813,074	8,435,197
Net loss per common share: Basic and diluted	$(1.15)	$(0.56)

Equity awards, unvested share rights, and common stock equivalent of warrants and preferred stock, aggregating 13.9 million shares, and 11.8 million shares for the year ended December 31, 2014, and 2013, respectively, prior to the application of the treasury stock method, are excluded from the calculation of diluted net loss per share because they are anti-dilutive.

12. Subsequent Events

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy as defendants and alleging non-infringement of seven patents from Inventergy’s IMS/VOIP patent portfolio. On January 26, 2015, Inventergy filed and served Sonus with a complaint in the District of Massachusetts (the “Massachusetts Action”), where Sonus is headquartered, alleging infringement of the same seven patents at issue in the California Action. On January 27, 2015, Sonus served Inventergy with its declaratory judgment complaint relating to the California Action. On February 17, 2015, Inventergy filed a motion to dismiss the California Action, or in the alternative to transfer the case to the District of Massachusetts. On the same day, Sonus filed a motion to dismiss the Massachusetts Action, or in the alternative to transfer the case to the Northern District of California. On March 10, 2015, Sonus filed an amended declaratory judgment complaint in the Northern District of California relating to the California Action, alleging non-infringement of the same seven patents, unfair competition, breach of contract and a RICO claim under 18 USC 1961. This amended complaint mooted the Company’s original motion to dismiss. On March 24, 2014, the Company filed a new motion to dismiss Sonus’ amended complaint in the California Action, for lack of demonstrated subject matter jurisdiction for Sonus’ declaratory judgment claims of non-infringement and also for failure to state any claim for its other causes of action. Both the California Action and Massachusetts Action are pending.

On February 11, 2015, the Company entered into a five year patent license agreement for a total of $2 million with a mid-tier telecommunications technology company providing IP Multimedia Subsystems (IMS) solutions. The signed agreement provides a five-year license to two of Inventergy’s portfolios purchased from Nokia and Huawei. These assets include 56 patent families comprised of over 250 patents and patent applications including standards-essential patents pertaining to IMS technology.

Effective February 25, 2015, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended Agreement”) with Fortress. The Amended Agreement amends the Original Fortress Agreement. Pursuant to the Amended Agreement, Fortress agreed to make available to the Company up to an additional $3,000,000 between February 25, 2015 and December 31, 2015 (the “Additional Available Credit”). The Additional Available Credit would be drawn down in the form of senior secured notes (the “Additional Notes” and, together with the Original Notes, the “Fortress Notes”) and the additional amount loaned would be based on revenue the Company generates from certain near-term existing and future license agreements (“Draw Down Licenses”). On February 25, 2015, the Company drew down $1,199,500 from the Additional Available Credit and issued Additional Notes in that principal amount to Fortress. In connection with the issuance of the Additional Available Credit, the Company issued 500,000 warrants to purchase shares of the Company’s common stock. After the payment of all purchaser-related fees and expenses relating to such issuances, the Company received net proceeds of $1,172,885. The Company will use these net proceeds for general working capital purposes.

In addition to the issuance of the Additional Notes, the Amended Agreement amended the Original Agreement as follows:

•	The structuring fee equal to 3.5% of the original principal amount of any such Additional Notes is waived.

•	The new Additional Notes will be repaid from the future licensing payments on the Draw Down Licenses received from those specific Draw Down licensee(s), while the requirements otherwise to pay 86% of the Monetization Net Revenues towards the original Notes for (i) the upfront payment of the initial Draw Down License and (ii) the remaining future payments of Draw Down Licenses are waived in general.

56

•

The Revenue Participants are entitled to receive $7,700,000 (adjusted from the terms of the Original Notes) plus 70% of the Additional Notes as a portion of the Revenue Stream Basis (as defined below) if the Notes and Revenue Stream payments are paid in full by the Maturity Date or $9,350,000 (adjusted from the terms of the Original Notes) plus 85% of the Additional Notes as a portion of the Revenue Stream Basis if the Notes and Revenue Stream payments are not paid in full by the Maturity Date. The Revenue Stream payments will begin after all obligations on the Notes are paid in full. The Company is required to apply specified decreasing percentages (46% to 31% to 6%) of its net revenues (net of monetization costs) from monetizing its intellectual property assets on an ongoing basis to meet the Revenue Stream payment obligations. Payment of the full Revenue Stream payments in addition to the Note obligations by the Maturity Date would ordinarily occur after the Company receives approximately $60,000,000 in gross licensing revenues, assuming an average monetization cost of 33%.

•	The Company shall not be required to apply the initial installment payment under the first Draw Down License to the Company’s note obligations or the revenue stream under the Amended Agreement.

The Agreement also contemplates the issuance of up to an additional $2,000,000 in notes beyond the Additional Available Credit.

Except as described above, the terms of the New Notes are identical to the terms of the Original Notes issued pursuant to the Original Fortress Agreement. Except as described above, the terms of the Original Agreement, and the Original Notes and Warrants issued thereunder, remain in full force in effect, including the existing Monetization Revenue payments for the Original Notes and the calculation of the termination fee based on the principal of the Notes.

Unregistered Sales of Equity Securities.

In connection with the execution of the original Fortress Agreement, at closing of the transactions with Fortress, the Company issued 500,000 seven-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.14 per share to Fortress for an aggregate purchase price of $40,000. The warrant was issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

In connection with the closing of the transactions contemplated by the Fortress Agreement, the Company paid a closing fee of $35,985 and issued a 5-year warrant for the purchase of 26,989 shares of the Company’s common stock at $2.00 per share to National Securities Corporation, a wholly-owned subsidiary of National Holdings, Inc. (“National”). National acted as advisor to the Company with respect to the transaction.

As a result of the issuance of the Fortress warrants as discussed above, the conversion price for the Series B Preferred Stock was reduced from $2.00 to $1.14. The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells warrants to purchase shares of common stock at an exercise price per share or any shares of common stock for a consideration per share less than the current $1.14 conversion price.

Cancellation of Options

On March 25, 2015, the Company cancelled certain unvested options (totaling 1,432,661) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $2.05 to $3.85, 10 year terms and 1 to 4 year vesting terms. In addition, on March 25, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 1,269,845 options to its employees, the vesting schedules of which were increased by 12 months as compared to the cancelled options – an increase from an average vesting schedule spanning 2.1 years to 3.1 years. The Company also granted an aggregate of 162,816 options to its directors, the vesting schedules of which were left substantially unchanged as compared to the cancelled options which had been set to align with the service time of each board member. The new options have an exercise price of $1.14 per share, which is a 48% premium to the closing price of the Company’s common stock as of March 25, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by management and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective because of a material weakness relating to our internal control over financial reporting as described in further detail below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control (2013) — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control (2013) — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

As of December 31, 2014, we had a material weakness in our internal control over financial reporting because we did not have the appropriate internal personnel resources with the appropriate level of experience and technical expertise to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain accounting judgments in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of this material weakness described above, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report in conformity with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report. We have discussed this material weakness with our independent registered public accounting firm and our audit committee.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the determination of this material weakness, we expect to make certain changes this year. In order to remediate this material weakness we expect to take the following actions:

•	hire additional accounting staff to assist in the preparation of our financial statements;
•	implement revised policies and procedures to enhance our review of complex accounting issues, including accounting issues that are addressed by third parties; and
•	implement additional control procedures to ensure a more timely review of our financial statements at the end of each quarter and our fiscal year.

We are continuing to develop a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as provided under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2015, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we are not an accelerated filer or large accelerated filer as such terms are defined in Rule 12b-2 promulgated under the Exchange Act which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

ITEM 9B.	OTHER INFORMATION.

On March 25, 2015, the Company cancelled certain unvested options (totaling 1,432,661) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $2.05 to $3.85, 10 year terms and 1 to 4 year vesting terms. In addition, on March 25, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 1,269,845 options to its employees, the vesting schedules of which were increased by 12 months as compared to the cancelled options – an increase from an average vesting schedule spanning 2.1 years to 3.1 years. The Company also granted an aggregate of 162,816 options to its directors, the vesting schedules of which were left substantially unchanged as compared to the cancelled options which had been set to align with the service time of each board member. The new options have an exercise price of $1.14 per share, which is a 48% premium to the closing price of the Company’s common stock as of March 25, 2015. The following new stock option grants and related stock option agreements have been issued to the Company’s executive officers and directors:

Name of Officer/Director	Number of Options Cancelled	Number of New Options Granted
Stephen B. Huang	353,475	353,475
Francis P. Barton	123,716	123,716
W. Frank King	31,950	31,950
Robert A. Gordon	7,150	7,150

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our officers and directors are set forth below.

Name	Age	Position	Class
Joseph W. Beyers	62	Chief Executive Officer and Director	III
Stephen B. Huang	42	Chief Financial Officer	N/A
Wayne Sobon	53	Senior Vice President, General Counsel and Secretary	N/A
Jon Rortveit	57	Senior Vice President, Acquisition and IP Licensing	N/A
Francis P. Barton	68	Director	III
W. Frank King	75	Director	II
Marshall Phelps, Jr.	71	Director	II
Robert A. Gordon	64	Director	I

Joseph W. Beyers. Mr. Beyers has served as the Chairman of the Board and Chief Executive Officer of the Company since June 6, 2014. Prior to his appointment, Mr. Beyers served as the Chairman of the Board and Chief Executive Officer of Inventergy, Inc. since February 2013 (and of Inventergy LLC from January 2012 until it converted to Inventergy Inc. in February 2013). Since November 2011, Mr. Beyers has been the chairman of Silicon Turbine Systems, Inc., an alternative energy developer. From September 2009 to November 2011, Mr. Beyers was the founding chairman and chief executive officer of Ambature LLC, a developer of technologies to improve the efficiency of electrical energy generation, distribution and usage. For the 34 years until August 2009 Mr. Beyers served in various positions at Hewlett-Packard Company. From January 2003 to August 2009, Mr. Beyers was vice president of intellectual property licensing at the Hewlett-Packard where he was responsible for patent licensing, technology licensing, brand licensing, standards based licensing and patent sales and acquisitions for the entity as well as a key driver of IP strategy. His initial position was as an engineer on operating system design and lead inventor of the world’s first 32-bit computer chip. He then led mergers and acquisitions and technology partnership activities for Hewlett-Packard followed by a lead role in corporate strategy. Mr. Beyers was also previously the head of a number of the Hewlett Packard worldwide product businesses. Mr. Beyers holds both an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Illinois. He received the Distinguished Alumni Award from the University of Illinois in 2007. We believe Mr. Beyers is well-qualified to serve as a member of our board of directors due to his many years of service at various senior executive functions within Hewlett-Packard, and his roles and experience with his other founded companies.

Stephen B. Huang. Mr. Huang was appointed as Chief Financial Officer of the Company in June 2014. Prior to his appointment, Mr. Huang served as a consultant to Inventergy, Inc. from May 19, 2014, until the consummation of the Merger. Prior to joining Inventergy, Mr. Huang served as chief financial officer for a number of technology companies, including Altair Nanotechnologies, Inc. from September 2011 to October 2013, Unigen Corporation from February 2010 to September 2010, and Penguin Computing, Inc. from December 2005 to January 2010. Mr. Huang received his Bachelor of Business Administration in Finance and Accounting from San Francisco State University.

Recently, Mr. Huang was named as a defendant in several lawsuits filed against his prior employer, Altair Nanotechnologies, Inc., filed in the Southern District of New York in the last quarter of 2014.  Generally, these cases allege among other things that the defendants (which apparently include all the directors and officers of Altair, including Mr. Huang), violated federal securities laws regarding allegedly misleading financial and other shareholder disclosures (under, among other things, Section 10b-5), and state law claims regarding alleged breaches of fiduciary duty, in their capacities as officers and directors, by among other things, allegedly failing to adequately supervise and monitor the adequacy of Altair’s internal controls.

Wayne P. Sobon. Mr. Sobon has served as the Company’s Senior Vice President, General Counsel since June 6, 2014. Prior to his appointment, Mr. Sobon served as Inventergy, Inc.’s Vice President, General Counsel beginning on January 2013. From February 2011 until January 2013, he served as Vice President, Chief IP Counsel for Rambus, Inc., a technology research and development and licensing company. From August 2000 to February 2011, Mr. Sobon was the Associate General Counsel and Chief IP Counsel of Accenture, Inc. (formerly Anderson Consulting), a provider of management consulting, systems integration and technology, and outsourcing services. Prior to joining Accenture, Inc., Mr. Sobon was a partner at Gray Cary Ware & Freidenrich (now DLA Piper) from March 1999 to August 2000. Mr. Sobon holds a B.S. in Physics (with honors) and a B.A. in German Studies from Stanford University. He is a graduate of the University of California, Berkeley, where he received his J.D. (Order of the Coif from Boalt Hall School of Law (now Berkeley Law School)) and M.B.A. (with the Haas Academic Achievement Award for highest achievement from the Haas School of Business). Mr. Sobon is a registered patent attorney with the U.S. Patent & Trademark Office (the “USPTO”), a member of the California State Bar, the immediate past President and former board member of the American Intellectual Property Law Association and an executive committee member and former board member of the Association of Corporate Patent Counsel. He is currently serving in his second three-year term as an appointee by the Secretary of Commerce on the USPTO’s Patent Public Advisory Committee, advising the USPTO on matters of patent administration, regulation and fee setting.

Jon Rortveit. Mr. Rortveit has served as Senior Vice President, Acquisition and IP Licensing for the Company since June 6, 2014. Mr. Rortveit served as Vice President, Acquisition and IP Licensing for Inventergy, Inc. beginning in January 2013. From 2005 through 2012 he served as the chief executive officer of Tynax, Inc., a global patent broker. His previous experience includes serving as a venture partner with EuroUS Ventures, a later-stage venture capital firm; serving as chief executive officer of IBA, Inc., a consulting firm which he founded and sold; and serving as vice president of marketing and president of U.S. operations for DAVIS A/S, a leading market maker for Texas Instruments’ DLP technology. Mr. Rortveit holds an MBA from Warwick Business School and currently serves as an MBA student mentor at the Warwick Business School. In addition, Mr. Rortveit serves as a board member of China International Intellectual Property Services, a Hong Kong-based provider of IP services, a board supervisor for the Nansha International Science Park (a Guangzhou company) and advisor to CEO Clubs China.

Francis P. Barton. Mr. Barton was appointed to the Company’s Board on June 6, 2014. Mr. Barton was appointed to Inventergy, Inc.’s Board on December 16, 2013. From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC., a management consulting firm. Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc., a provider of IP-based telecommunications infrastructure products, from 2005 through 2008 and as a director from 2006 through 2008. From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation, a developer and supplier of microcontrollers. From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc., an e-business software solutions provider. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. (“AMD”), a semiconductor company. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation, a producer of IBM compatible mainframe systems. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, a producer of information processing solutions, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's (“DEC’s”) Personal Computer Division. Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Since August 2012, Mr. Barton has served on the board of directors of Aemetis, Inc., an international renewal fuels and specialty chemical company. Mr. Barton also serves on the board of directors of SoSo Cards, Inc., a social media company, and the board of Etubics, Inc., a biotech company. Previously, Mr. Barton served on the board of directors of ON Semiconductor, a developer of energy efficient electronics, from 2008 to 2011. We believe Mr. Barton is well-qualified to serve as a member of our board of directors due to his many years of service on the boards of other publicly traded companies, and his role as Chief Financial Officer for AMD, Atmel and DEC’s Personal Computer Division.

W. Frank King, became a director of the Company in 1998. Mr. King was a director of Concero, a software integration consulting firm, and was its President and Chief Executive Officer from 1992 to 1998. Dr. King earned a Ph.D. from Princeton University, an M.S. from Stanford University and a B.S. from the University of Florida. We believe Mr. King is well-qualified to serve as a member of our board of directors due to his prior roles as director for Concero and eOn Communications Corporation, predecessor of the Company.

Marshall Phelps, Jr. Mr. Phelps has served as a member of the board of directors the Company since June 6, 2014. Prior to his appointment, Mr. Phelps served as a director of Inventergy, Inc. since May 10, 2013. Mr. Phelps is also the Chairman of ipCreate, Inc. an invention on demand company. From 2012 to 2014, he served as chief executive officer and a member of the board of directors at Article One Partners, Inc., a venture-funded online prior art search community. From 2002 to 2010, Mr. Phelps served as corporate vice president and deputy general counsel for intellectual property and licensing at Microsoft Corporation. In 2001, he was a founding partner of Intellectual Ventures, a worldwide acquirer of patents. His prior experience includes serving as corporate vice president at IBM in the 1990s, responsible for overseeing standards, telecommunications policy, industry relations, licensing, intellectual property law and management of a worldwide intellectual property portfolio. While at IBM, he also served as director of government relations in Washington and as vice president of Asia Pacific operations in Tokyo. Mr. Phelps holds a B.A. and DH.L. from Muskingum University, an M.S. from Stanford Graduate School of Business and a J.D. from Cornell University Law School. He is co-author of the book, “Burning the Ships: Transforming Your Company's Culture Through Intellectual Property Strategy”, published in 2009. Mr. Phelps has taught IP strategy at business, law or engineering schools at Duke, Cornell, UNC, Berkeley and in Japan.  In 2006, Mr. Phelps was inducted into the IAM’s IP Hall of Fame. Mr. Phelps also serves on the Board of Directors of Inside IPXI, a financial exchange for licensing and trading IP rights. We believe Mr. Phelps is well-qualified to serve as a member of our board of directors due to his senior roles managing the IP functions of IBM and Microsoft, and his current role at ipCreate.

Robert A. Gordon, became a director of the Company in 2011. Mr. Gordon started his Arizona-based business telecom systems design, manufacturing and distribution consulting business, R. Gordon & Associates, Inc., in 1991. In 1997, Mr. Gordon founded and became president of Mobicel Systems, Inc., a corporation that designs and markets small business wireless enterprise communications systems. Mr. Gordon has served as president of ATEL Telefonia Inalambrica, S.A. of Guatemala, a provider of rural telephony service, since 2000. Mr. Gordon is also a director of Cortelco Systems Puerto Rico, that provides installation and services of business telecom, data, and network security solutions throughout Puerto Rico. Mr. Gordon earned a B.S. in Engineering Technology (cum laude) from the University of Central Florida in 1983. We believe Mr. Gordon is well-qualified to serve as a member of our board of directors due to his prior roles as president for Mobicel and ATEL Telefonia Inalambrica and director of eOn Communications Corporation, predecessor of the Company.

Classes of Directors

The Board of Directors is divided into three classes designated Class I, Class II, and Class III. A single class of directors is elected each year at the annual meeting. Robert A. Gordon is a Class I director with a term expiring in 2015; W. Frank King and Marshall Phelps, Jr. are Class II directors with terms expiring in 2016; and Joseph W. Beyers and Francis P. Barton are Class III directors with terms expiring in 2017.

Director Independence

The board of directors has determined that Francis P. Barton, Robert A. Gordon, Marshall Phelps, Jr. and W. Frank King are “independent directors” as defined in Rule 5605 of the Listing Rules of The Nasdaq Capital Market. Independent directors are free of any relationship that, in the opinion of the Board, may interfere with such member’s individual exercise of independent judgment in evaluating transactions contemplated by the Company.

Committees of the Board of Directors

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Listing Rules. The audit committee will be at all times composed of exclusively independent directors who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, the committee will have at least one member who qualifies as an “audit committee financial expert” as defined in rules and regulations of the SEC.

The principal duties and responsibilities of the Company’s audit committee are to appoint the Company’s independent auditors, oversee the quality and integrity of the Company’s financial reporting and the audit of the Company’s financial statements by its independent auditors and in fulfilling its obligations, the Company’s audit committee will review with the Company’s management and independent auditors the scope and result of the annual audit, the auditors’ independence and the Company’s accounting policies.

The audit committee will be required to report regularly to the Company’s board of directors to discuss any issues that arise with respect to the quality or integrity of the Company’s financial statements, its compliance with legal or regulatory requirements, the performance and independence of the Company’s independent auditors, or the performance of the internal audit function.

The members of the audit committee are Francis P. Barton (Chairman), W. Frank King and Robert A. Gordon. Our Board has determined that Mr. Barton qualifies as an audit committee financial expert as defined by SEC rules, based on his education, experience and background. Please see Mr. Barton’s biographical information above for a description of his relevant experience.

Compensation Committee

The compensation committee will be at all times composed of exclusively independent directors. Among other functions, the compensation committee will oversee the compensation of the Company’s chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof.

The members of the compensation committee are W. Frank King (Chairman), Francis P. Barton and Robert A. Gordon.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Messrs. King, Phelps and Barton, none of whom have been an officer or employee of the Company.  None of such individuals has had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. None of the executive officers of the Company has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who will serve on the Company’s board of directors.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will be at all times composed of exclusively independent directors. The principal duties and responsibilities of the Company’s nominating and corporate governance committee is to identify qualified individuals to become board members, recommend to the board of directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the board of directors the Company’s corporate governance guidelines.

The members of the nominating and corporate governance committee are W. Frank King (Chairman), Francis P. Barton and Marshall Phelps, Jr.

Compliance With Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2014 the following forms were not filed on a timely basis:

Robert A. Gordon, a director of the Company, failed to file one Form 4 relating to one transaction in a timely manner.

W. Frank King, a director of the Company, failed to file one Form 4 relating to one transaction in a timely manner.

Code of Business Conduct and Ethics

The Company adopted its amended and restated code of ethics on June 6, 2014. The code of ethics can be found on our website at www.inventergy.com. Any amendment to and waivers from the code of ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation from January 1, 2013 through December 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph W. Beyers	2014	315,000	-	-	-	-	-	-	315,000
Chairman & Chief Executive Officer	2013	202,125	99,250	-	-	-	-	-	301,375
Wayne P. Sobon	2014	262,500	18,750	-	-	-	-	-	281,250
Senior Vice President and General Counsel	2013	168,438	56,250	692,119 (1)	-	-	-	-	916,807
Jon Rortveit	2014	243,750	18,150	-	-	-	-	-	261,900
Senior Vice President, IP Acquisitions and Licensing	2013	156,406	54,375	645,977 (2)	-	-	-	-	856,758
Stephen B. Huang,	2014	113,077			881,157	-	-	14,000	1,008,234
Chief Financial Officer (3)	2013	-	-	-	-	-	-	-	-

(1) Represents restricted stock award of 2,120,851 shares originally granted/awarded on February 2, 2013 as a non-employee, and later modified when converted to an employee on May 10, 2013 with the fair value of $692,119.

(2) Represents restricted stock award of 1,979,460 shares originally granted/awarded on February 2, 2013 as a non-employee, and later modified when converted to an employee on May 10, 2013 with the fair value of $645,977.

(3) Mr. Huang’s became Chief Financial Officer of the Company effective June 9, 2014. The fair value of $881,157 represents the 424,170 nonqualified stock options granted on May 20, 2014.

Employment Agreements

Joseph W. Beyers

Pursuant to letter agreements effective on or about May 10, 2013, Inventergy entered into an agreement for the employment of Joseph W. Beyers with the title of Chairman and Chief Executive Officer of Inventergy as an “at will” employee. Pursuant to the letter agreement, Mr. Beyers received an initial signing bonus of $99,250 payable upon consummation of the sale of the Series A Preferred Stock in May 2013. In addition he was entitled to a starting salary of $315,000 per annum, payable monthly, which salary will increase to $420,000 per annum, payable monthly, upon completion of the Next Round of Financing (defined as the sale of equity or debt securities occurring 90 days or more after the effective date and from which Inventergy receives gross proceeds of not less than $10 million) provided Inventergy’s board of directors determines that such an increase complies with all limitations imposed on Inventergy pursuant to the terms and conditions of the Series A Preferred Stock (the “Approved Milestone”).

In addition, Mr. Beyers is also entitled to a lump-sum cash bonus upon the earlier to occur of the Approved Milestone or a Change in Control (as defined) (the “Trigger Date”) equal to one-third of his then effective monthly base rate multiplied by the number of months or fraction (not to exceed 12 months) of full time employment since the effective date of the agreement (“Lump Sum Cash Bonus”). For purposes of the agreement, Change in Control means (a) consummation of a merger or consolidation of Inventergy with or into another entity or (b) dissolution, liquidation or winding up of Inventergy; provided, however, a merger or consolidation will not constitute a change in control if immediately thereafter a majority of the voting power of the capital stock of the continuing or surviving entity will be owned by Inventergy’s stockholders immediately prior thereof in substantially the same proportions as their ownership of the voting power of Inventergy’s capital stock immediately prior to the merger or consolidation. In the event Inventergy terminates Mr. Beyer’s employment without “cause” or the executive terminates the agreement for “good reason” as such terms are defined in the agreement, Inventergy will be required (a) to pay monthly base salary for three months if the termination occurs prior to June 1, 2014 and six months if the termination occurs on or following June 1, 2014 and (b) if the termination occurs prior to the Trigger Date, to pay the incentive bonus to the extent the board of directors determines the payment complies with all limitations imposed on Inventergy pursuant to the terms of the Series A Preferred Stock. To date, the board of directors has not considered any such potential salary increase or Lump Sum Cash Bonus payment.

Mr. Beyers is also entitled to participate in company-sponsored benefits.  The letter agreement also requires the employee to execute Inventergy’s standard Proprietary Information and Inventions Agreement.

Wayne P. Sobon

Mr. Sobon’s letter agreement, dated May 9, 2013, provides terms similar to those of Mr. Beyer’s agreement except that he serves as Inventergy’s Senior Vice President and General Counsel at an initial starting salary of $262,500 per annum, payable monthly, increasing to $350,000 upon the Approved Milestone, along with his own Lump-Sum Cash Bonus. Mr. Sobon received an initial signing bonus of $56,250 in 2013 with an additional signing bonus of $18,750 in 2014. To date, the board of directors has not considered any such potential salary increase or Lump Sum Cash Bonus payment.

Jon Rortveit

Mr. Rortveit’s letter agreement, dated May 9, 2013, provides terms similar to those of Mr. Beyer’s agreement except that he serves as Inventergy’s Senior Vice President, IP Acquisitions and Licensing, at an initial starting salary of $243,750 per annum, payable monthly, increasing to $325,000 upon the Approved Milestone along with his own Lump-Sum Cash Bonus. Mr. Rortveit received an initial signing bonus of $54,375 in 2013 with an additional signing bonus of $18,150 in 2014. To date, the board of directors has not considered any such potential salary increase or Lump Sum Cash Bonus payment.

Stephen B. Huang

Pursuant to a letter agreement effective as of June 9, 2014 (the “Huang Agreement”), the Company entered into an agreement for the employment of Stephen B. Huang as Chief Financial Officer. Pursuant to the Huang Agreement, he is entitled to a salary of $200,000 per annum, payable semi-monthly, which salary will increase to $235,000 per annum, payable semi-monthly, at the later of (a) the Company raising gross proceeds of $20 million or more in the public markets; or (b) the Company receiving an aggregate of $5 million gross revenue from the licensing of any patent portfolio calculated as set forth in the Huang Agreement. Effective May 19, 2014, Mr. Huang received a grant of 424,170 nonqualified stock options with an exercise price of $3.04 per share, such options of Inventergy (which were converted into options of the Company) vesting over a three year period.

In the event the Company terminates Mr. Huang’s employment "without cause” or Mr. Huang resigns for “good reason” as such terms are defined in the Huang Agreement, the Company will be required to pay monthly base salary for three months and 50% of all unvested options will vest immediately. Mr. Huang is also entitled to participate in company-sponsored benefit plans available to all employees. The Huang Agreement also requires the Mr. Huang to execute the Company’s standard Proprietary Information and Inventions Agreement.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2014:

	Option Awards					Stock Awards
Name and Principal Position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph W. Beyers Chairman & Chief Executive Officer	-	-	-	n/a	n/a	2,753,569	1,927,498	-	-
Wayne P. Sobon Senior Vice President and General Counsel	-	-	-	n/a	n/a	826,071	578,250	-	-
Jon Rortveit Senior Vice President, IP Acquisitions and Licensing	-	-	-	n/a	n/a	770,998	539,699	-	-
Stephen B. Huang, Chief Financial Officer	70,695	49,487	353,475	3.0412	5/20/2024	-	-	-	-

Compensation of Directors

As of the date hereof, our directors were compensated as follows:

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)
Francis P. Barton (1)	80,000	-	-	-	-	80,000
Robert A. Gordon (2)	19,833	-	-	16,903	-	36,736
William Frank King (3)	25,500	-	-	50,354	-	75,854
Robb Knie (4)	41,667	-	-	-	200,000	241,667
Marshall Phelps, Jr.	35,000	-	-	-	-	35,000

(1)	Mr. Barton received $35,000 base compensation and $45,000 as Chair of the Board and Audit Committee.
(2)	Mr. Gordon received pro rata $35,000 base compensation since the Merger.
(3)	Mr. King received pro rata $35,000 base compensation and $10,000 per annum as Chair of Compensation Committee since the Merger.

(4)	Mr. Knie resigned from his position as a director on October 24, 2014. Mr. Knie received pro rata $35,000 base compensation and a separate $200,000 consulting engagement with regard to the Merger (see details Item13).

(5)	Mr. Phelps received $35,000 base compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares, as of March 20, 2015. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Beneficial Ownership
Entity/Person	Series A	% of Class	Series B	% of Class	Common		% of Class
Hudson Bay Capital Management, L.P. (1)	167,429	30.91%	865	78.49%	2,480,718	(2)	8.00%
Empery Asset Master Ltd. (3)	142,000	26.24%	200	18.15%	634,933		2.05%
Alpha Capital Anstalt (4)	212,464	37.27%	—	—	481,779		1.55%
Robert A. Gordon (5)	—	—	—	—	27,012		*
W. Frank King (5)(6)	—	—	—	—	47,600		*
Joseph W. Beyers (7)(8)	—	—	—	—	6,716,025		21.67%
Wayne Sobon (8)(9)	—	—	—	—	2,116,122		6.83%
Jon Rortveit (8) (9)	—	—	—	—	1,981,960		6.39%
Francis P. Barton (8)	—	—	—	—	296,919		*
Marshal Phelps, Jr. (8)(10)	—	—	—	—	234,331		*
Stephen B. Huang	—	—	—	—	484,692		1.56%
All directors and executive officers as a group (8 persons)					11,904,661		38.41%

*less than 1%

(1) Includes 2 shares of Series A-1 Preferred Stock and 167,247 shares of Series A-2 Preferred Stock. Hudson Bay Capital Management, L.P., which serves as the investment manager to Hudson Bay IP Opportunities Master Fund, L.P., in whose name the reported securities are held, may be deemed to be the beneficial owner of all shares of Common Stock underlying the convertible preferred stock and warrants held by Hudson Bay IP Opportunities Master Fund, L.P. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. The address for such stockholder is 777 Third Ave., 30th Floor, New York, NY  10017.

(2) Assumes the exercise and/or conversion of the (i) Series A Preferred Stock, which are convertible into an aggregate of 236,474 shares of common stock, (ii) Series B Preferred Stock, which are convertible into 758,772 shares of common stock, (iii) warrants to purchase 285,472 shares of common stock, and the assumed retention of 1,200,000 shares of restricted common stock. Certain of the securities held by the stockholder (the “Reported Securities”) are subject to a 4.99% blocker and certain of the Reported Securities are subject to a 9.99% blocker (the "Blockers"). Pursuant to the terms of the Reported Securities, the Reporting Persons cannot convert or exercise, as applicable, any of the Reported Securities if the Reporting Persons would beneficially own, after any such conversion or exercise, more than 4.99% or 9.99%, as applicable, of the outstanding shares of Common Stock. Consequently, at this time, the Reporting Persons are not able to convert or exercise all of such Reported Securities due to the Blockers.

(3) Empery Asset Management, LP, the authorized agent of Empery Asset Master Ltd ("EAM") has discretionary authority to vote and dispose of the securities held by EAM and may be deemed to be the beneficial owner of these securities. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the securities held by EAM. Empery Tax Efficient, LP (“ETE”) Mr. Hoe and Mr. Lane each disclaim beneficial ownership of these securities. EAM holds (i) 200 shares of Series B Preferred Stock, which are convertible into 175,439 shares of Inventergy common stock, (ii) warrants to purchase 50,977 shares of Inventergy common stock, (iii) 142,000 shares of Series A-2 Preferred Stock convertible into an aggregate of 200,774 shares of Inventergy common stock, (iv) 87,549 shares of Inventergy common stock, and (v) 120,194 restricted shares of Inventergy common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder. The address of the EAM is c/o Empery Asset Management, LP, One Rockefeller Plaza, Suite 1205, New York, NY 10020.

(4) Consists of (i) 212,464 shares of Series A-1 Preferred Stock, which are convertible into an aggregate of 300,403 shares of Inventergy common stock; (ii) Warrants to purchase 125,000 shares of Inventergy common stock; and (iii) 56,376 shares of restricted Inventergy common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder. Assumes the Series A Preferred Stock are converted in full. Mr. Konrad Ackermann is the Director of the investor. The address of Mr. Ackermann and the investor is Pradafant 7, Vaduz LI-9490 Liechtenstein.

(5) The principal address of the stockholders is: c/o Inventergy Global, Inc., 900 E. Hamilton Avenue #180 Campbell CA 95008.

(6) Consists of 1,000 shares of common stock held directly and 8,000 shares of common stock issuable pursuant to options.

(7) Of such shares (a) an aggregate of 5,584,905 shares of common stock are owned directly by Mr. Beyers (2,753,570 of which are subject to repurchase by Inventergy at par value prior to vesting in accordance with specified milestones and are subject to Inventergy’s right of first refusal pursuant to the terms of an Amended and Restated Stock Restriction Agreement dated May 9, 2013 (the “Stock Restriction Agreement”)); (b) 706,950 shares of common stock are owned by Mr. Beyers indirectly through the Monte Securities Trust, a revocable trust; and (c) an aggregate of 424,170 shares of common stock are owned indirectly through Montalvo Investments, LLC, an entity controlled by Mr. Beyers but as to which he disclaims beneficial ownership as to 321,097 shares of common stock (50,688 of which shares of common stock are subject to repurchase by Inventergy at par value and subject to Inventergy’s right of first refusal pursuant to the Stock Restriction Agreement).

(8) Shares of common stock are subject to “lock-up” agreements pursuant to which the holders of such shares will not (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of common stock or common stock equivalents owned by such holder; (b) enter into a swap or other arrangement for the transfer of the economic consequences of ownership of the shares; (c) make any demand for or exercise any right or cause to be filed a registration statement to register the shares of common stock or common stock equivalents or (d) publicly disclose the intention to do any of the foregoing, except for 20% of the common stock holdings of each such holder. These lock-up agreements expire on May 10, 2015.

(9) Such shares of common stock were originally issued by Inventergy pursuant to non-plan stock grants dated February 5, 2013, subject to forfeiture to Inventergy upon the termination of the grantee’s service before the shares have vested. With respect to 50% of such shares, 20% thereof vested immediately upon grant and a portion of the remaining shares vest annually over a three year period. With respect to the remaining 50% of the shares, the forfeiture condition lapses and the shares vest upon achieving specified milestones, including repayment of the Senior Secured Notes, certain licensing stages are completed and upon acquisitions of additional patent portfolios. All such shares are held in escrow by Inventergy and subject to a right of first refusal in the event of a proposed sale or transfer.

(10) Such shares of common stock were originally issued by Inventergy pursuant to non-plan stock grants dated February 5, 2013, subject to forfeiture to Inventergy upon the termination of the grantee’s service before the shares have vested. With respect to 50% of such shares, 40% thereof vested immediately upon grant and the remaining shares vest annually over a two year period. With respect to the remaining 50% of the shares, the forfeiture condition lapses and the shares vest upon achieving specified milestones, including repayment of the Senior Secured Notes, certain licensing stages are completed and acquisitions of additional patent portfolios. All such shares are held in escrow by Inventergy and subject to a right of first refusal in the event of a proposed sale or transfer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 19, 2013, Inventergy issued a promissory note to Joseph Beyers, its Chief Executive Officer, upon the loan by Mr. Beyers of $3,000,000 to Inventergy. The note bore interest at 2% per annum. All principal and interest, together with a loan origination fee of $60,000 was originally due on February 7, 2014. This note was secured by certain patent assets of Inventergy. Pursuant to an Amendment to Secured Promissory Note dated February 6, 2014, the maturity date was modified to February 11, 2014. On February 10, 2014, the parties entered into an Amended and Restated Unsecured Promissory Note which extended the maturity date to August 31, 2014. On February 10, 2014, Mr. Beyers and Inventergy entered into an Amended and Restated Unsecured Promissory Note evidencing the obligation of Mr. Beyers to pay to Inventergy the principal sum of $3,000,000. The note bore interest at 2% per annum with all principal and accrued but unpaid interest payable upon maturity. The note provides for a maturity date of August 31, 2014 and provided Inventergy with the right to set off the obligation of Mr. Beyers pursuant to the note against Inventergy’s obligations under the December 19, 2013 $3,000,000 note. Pursuant to a Termination and Release dated March 25, 2014, Mr. Beyers acknowledged the payment from Inventergy under the December 19, 2013 promissory note in the principal amount of $3,000,000 and the security interest in the patent assets released and the February 10, 2014 promissory note by Mr. Beyers in the principal amount of $3,000,000 was deemed set off and paid in full.

On December 31, 2013, Inventergy issued a promissory note to Mr. Beyers upon the loan by Mr. Beyers of $100,000 to Inventergy. The note bore interest at 2% per annum with a maturity date of February 14, 2014. The $100,000 note was repaid in full in January 2014.

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 233,640 shares of our common stock, at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. As of December 31, 2014, Mr. Beyers has deferred repayment, accordingly the $300,000 has been recorded as a related party loan payable.

On September 20, 2013, Inventergy entered into a Consulting Services Agreement with Mr. Robb Knie originally expiring in December 2013 but which was extended to May 31, 2014. Pursuant to the agreement, Mr. Knie received cash compensation of $80,000 and 65,000 shares of Inventergy restricted stock in 2013, and cash compensation of $200,000 in 2014. Mr. Knie became a director of Inventergy on December 16, 2013. As of October 24, 2014, Mr. Knie is no longer a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2014 and December 31, 2013 for (i) professional services rendered by the principal accountant for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year Ended December 31, 2014		Year Ended December 31, 2013
Audit Fees		$99,780		$61,487
Audit Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total		$99,780		$61,487

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Inventergy Global, Inc. (the “Company”) as filed with the Secretary of State of Delaware on June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
4.1	Form of Amended and Restated Senior Secured Convertible Note of the Company (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014)
4.2	Form of New Senior Secured Convertible Note of the Company (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014)
4.3	Guaranty, dated June 6, 2014, by and among Inventergy, Inc., eOn Communications Systems, Inc. and each Buyer referenced therein. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on December 18, 2013).
4.5	Form of Placement Agent Warrant issued in connection with Inventergy, Inc.’s March 2014 private placement (filed herewith)
4.6	Form of Placement Agent Warrant issued to National Securities Corporation in connection with the October 2014 Fortress transaction (filed herewith)
10.1	Form of Indemnity Agreement between the Company and certain members of its management (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
10.2	Form of Pre-Existing Lock-up Agreement and Form of Letter Agreement addendum (incorporated by reference to Exhibit 10.1 to the Amendment to Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014)
10.3	Form of New Lock-up Agreement by and among the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
10.4	Securities Purchase Agreement, dated March 24, 2014, by and among Inventergy, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
10.5	Cash Collateral Agreement, dated March 26, 2014, by and between Hudson Bay IP Opportunities Master Fund, LP, as Collateral Agent, and Inventergy, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
10.6	Pledge and Security Agreement, between Inventergy, Inc. and the Grantors identified therein, dated May 10, 2013 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).
10.7

Supplement to Security Agreement between Inventergy, Inc., Hudson Bay IP Opportunities Master Fund, LP, as Collateral Agent, and each of the Grantors identified therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).

10.8	Deposit and Control Account Agreement, dated March 26, 2014, by and among Hudson Bay IP Opportunities Master Fund, LP, as Collateral Agent, First Republic Bank and Inventergy, Inc. (incorporated by reference to Exhibit 10.2 to the Amendment to Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014)
10.9	Patent Rights Assignment Agreement, dated May 15, 2013, by and between Huawei Technologies Co., Ltd. and Inventergy, Inc. (incorporated by reference to Exhibit 10.3 to the Amendment to Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014)
10.10	Patent Purchase Agreement, dated October 31, 2013, by and between Panasonic Corporation and Inventergy, Inc. (incorporated by reference to Exhibit 10.4 to the Amendment to Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014)
10.11	Patent Purchase Agreement, dated May 23, 2014, by and between Nokia Corporation and Inventergy, Inc. (incorporated by reference to Exhibit 10.5 to the Amendment to Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014)

10.12	Inventergy Global, Inc. 2014 Stock Plan (filed herewith)
10.13	Amendment No. 1 to Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
10.14	Form of Stock Option Grant (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
10.15	Business Loan Agreement, effective as of August 1, 2014, by and between Inventergy, Inc. and First Republic Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
10.16	Revenue Sharing and Note Purchase Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and CF DB EZ LLC. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.17	Senior Note, dated October 1, 2014, issued jointly by Inventergy Global, Inc. and Inventergy, Inc. to DBD Credit Funding, LLC. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.18	Patent License Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.19	Patent Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.20	Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.21	Subscription Agreement, dated October 1, 2014, by and between Inventergy Global, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)
10.22	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Joseph W. Beyers (filed herewith)
10.23	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Wayne Sobon (filed herewith)
10.24	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Jon Rortveit (filed herewith)
10.25	Employment Offer Letter, dated May 13, 2014, by and among Inventergy, Inc. and Stephen Huang (filed herewith)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed by the Company on June 12, 2014)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Marcum LLP (filed herewith)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inventergy Global, Inc.

Date: March 31, 2015	By:	/s/Joseph W. Beyers
Joseph W. Beyers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Stephen B. Huang
Stephen B. Huang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph. W. Beyers	March 31, 2015
Joseph W. Beyers
Director

By:	/s/ Francis P. Barton	March 31, 2015
Francis P. Barton
Director

By:	/s/ W. Frank King	March 31, 2015
W. Frank King
Director

By:	/s/ Marshall Phelps, Jr.	March 31, 2015
Marshall Phelps, Jr.
Director

By:	/s/ Robert A. Gordon	March 31, 2015
Robert A. Gordon
Director

