Form 10-Q
period 2015-03-31
Inventergy Global, Inc.
filed 2015-05-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, the registrant had 35,907,133 shares of common stock outstanding.

Inventergy Global, Inc. and Subsidiary

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (“the Quarterly Report”), including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to continue as a going concern;

•	anticipated growth and growth strategies;

•	the need for additional capital and the availability of financing;

•	the ability to secure additional patents;

•	the ability to monetize patents or recoup our investment;

•	the ability to protect intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents, that could harm our business and operating results;

•	expansion plans and opportunities;

•	our ability to attract and retain key members of our management team;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

-ii-

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,547,412	$1,443,349
Accounts receivable	10,548	259,049
Inventories	172,584	302,739
Prepaid expenses and other current assets	245,461	212,280
Deferred expenses, current	3,096,305	3,000,000
Total current assets	5,072,310	5,217,417
Property and equipment, net	38,016	42,267
Deferred expenses, patents	12,485,055	12,094,420
Patents, net	10,027,819	10,415,404
Intangible assets, net	470,834	499,083
Goodwill	8,858,504	8,858,504
Debt issuance costs	738,238	729,498
Deposits and other assets	18,993	18,993
Total assets	$37,709,769	$37,875,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,165,035	$1,501,938
Accrued expenses and other current liabilities	509,146	301,132
Short-term notes payable, related party	300,000	300,000
Guaranteed payments, current	3,907,231	3,807,084
Fortress notes payable, current	3,092,837	1,421,196
Deferred revenue	446,429	-
Total current liabilities	10,420,678	7,331,350
Guaranteed payments	13,446,493	13,105,857
Derivative liabilities	23,392	30,278
Fortress notes payable, net of discount	6,115,414	6,259,321
Fortress revenue share, net of discount	5,306,912	2,478,057
Total liabilities	35,312,889	29,204,863
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, 471,056 and 2,709,690 shares issued and outstanding at March 31, 2015 and December 31, 2014 (aggregate
liquidation preference of $634,780 at March 31, 2015 and $2,915,122 at December 31, 2014)	471	2,710
Series B convertible preferred stock: 2,750 shares designated, 1,102 shares issued and outstanding at March 31, 2015 and December 31, 2014 (aggregate liquidation preference
of $1,102,000 at March 31, 2015 and December 31, 2014	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,130,681 and 27,997,128
shares issued and outstanding at March 31, 2015 and December 31, 2014	31,131	27,997
Additional paid-in capital	52,064,323	51,713,228
Deficit accumulated	(49,699,046)	(43,073,213)
Total stockholders' equity	2,396,880	8,670,723
Total liabilities and stockholders' equity	$37,709,769	$37,875,586

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$166,912	$-

Operating Expenses
Cost of revenues	69,667	-
Patent amortization expense	387,585	292,815
General and administrative	2,825,560	3,037,623
Total operating expenses	3,282,812	3,330,438

Loss from operations	(3,115,900)	(3,330,438)

Other income (expense)
Loss on extinguishment of notes payable	(2,268,373)	(2,403,193)
Decrease (increase) in fair value of derivative liabilities	6,886	474,326
Other income	37	-
Interest expense, net	(1,248,483)	(166,268)
Total other (expense), net	(3,509,933)	(2,095,135)

Loss before provision for income taxes	(6,625,833)	(5,425,573)

Provision for income taxes	-	-

Net loss	(6,625,833)	(5,425,573)

Net income available to common shareholders	$(6,625,833)	$(5,425,573)

Basic and diluted loss per share	$(0.25)	$(0.43)

Weighted average shares outstanding, basic and diluted	26,879,574	12,529,995

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,625,833)	$(5,425,573)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,251	-
Loss on extinguishment of notes payable	2,268,373	2,403,193
Decrease in fair value of derivative liabilities	(6,886)	(474,326)
Amortization of discount on notes payable	882,440	151,373
Amortization of patents and acquired contracts	415,834	292,815
Stock-based compensation	472,274	995,731
Changes in operating assets and liabilities
Accounts receivable	248,501	-
Inventories	130,155	-
Prepaid expenses and other current assets	(33,181)	24,683
Deferred expenses	(96,305)	-
Deposits and other assets	-	(20,674)
Accounts payable	663,097	(192,967)
Accrued expenses and other current liabilities	208,014	-
Accrued interest on notes payable	-	2,287
Deferred revenue	446,429	-
Net cash used in operating activities	(1,022,837)	(2,243,458)

Cash flows from investing activities
Restricted cash	-	(3,500,000)
Purchases of property and equipment	-	(3,748)
Issuance of short-term note receivable, related party	-	(3,000,000)
Net cash used in investing activities	-	(6,503,748)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	6,487,850
Proceeds from issuance of convertible notes payable, net of issuance costs	-	2,905,128
Proceeds from issuance of notes payable	1,126,900	-
Payments on short-term notes payable, related party	-	(100,000)
Net cash provided by financing activities	1,126,900	9,292,978

Net increase in cash and cash equivalents	104,063	545,772

Cash and cash equivalents, beginning of period	1,443,349	1,518,684

Cash and cash equivalents, end of period	$1,547,412	$2,064,456

Supplemental disclosures of cash flow information
Cash paid for interest	$146,042	$73,805
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	440,783	$390,635
Offset of short-term related party notes payable and receivable	$-	$3,000,000
Transfer of Series A redeemable convertible preferred stock to preferred stock	$-	$3,392,950

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

1. Organization

Inventergy Global, Inc. (“we”, “us”, “our”, “Inventergy”, or the “Company”) is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary (“Merger Sub”) of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. with Inventergy, Inc. surviving (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

The Company operates in a single industry segment.

In June of 2014, in conjunction with the Merger, the Company underwent a one-for-two reverse stock split. All shares disclosed in this Quarterly Report are reflected post-split.

2. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements. It is management’s opinion that all adjustments necessary for a fair presentation of the results for the interim periods have been made, and all such adjustments were of a normal recurring nature.

Liquidity and Capital Resources

At March 31, 2015, the Company had an accumulated deficit since inception of $49,699,046 and had a negative working capital of $5,348,368. As of May 4, 2015, we had remaining cash of $2,300,849 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral pursuant to the terms of our revenue share and note purchase agreement, as amended and restated (the “Fortress Agreement”), with Fortress Investment Group, LLC and its affiliates (collectively, “Fortress”). These factors raise substantial doubt about our ability to continue as a going concern. While the Company entered into its first license agreement in February 2015 and received an additional drawdown from the Fortress Agreement of $1,199,500 as a result of entering into the license agreement, our continuation as a going concern is dependent both on achieving additional licensing revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. We will seek to continue our operations primarily with income received through licensing revenues, but we may need to seek additional financing capital through loans, subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional financing capital, we cannot assure you that we will be able to obtain additional such capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business may require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe our working capital expenses will be approximately $6.8 million for the next twelve months, which amount consists of approximately $2.5 million in employee related costs (an approximate 30% decrease from our previous forecast disclosed in our Annual Report on Form 10-K), $1.3 million in patent maintenance and prosecution fees, $2.0 million in other operational costs and $1 million of payments relating to the acquisition of our patent portfolios. Also during the next twelve months, approximately $1.6 million in debt servicing fees will be payable to Fortress. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than five months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $20 million ($18 million of which to be paid out of net revenues from patent licensing receipts) for the next three years through December 31, 2017 (with a net present value of $17.4 million,). See Note 10 herein for further information on these guaranteed payments.

As of March 31, 2015, the Company had cash and cash equivalents of $1,547,412 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement) and negative working capital of $5,348,368 as of March 31, 2015. The Company’s net loss for the three months ended March 31, 2015 was $6,625,833 and our accumulated deficit amount was $49,699,046 as of March 31, 2015. As of March 31, 2015, our cash and cash equivalents consisted primarily of the net proceeds of $1,172,885 (less issuance costs of $77,559) received from the Fortress Notes (as defined below) (after the payment of all purchaser-related fees and expenses relating to such issuances) and the initial payment of $500,000 received as part of the Company’s first license agreement, offset by various payments for general operating purposes. A detailed description of the amended Fortress Agreement is set forth in Note 6 herein.

The Company will also require additional financing for the purchase of additional patent portfolios and to fund their monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such do not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the dynamic credit market, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of March 31, 2015, the Company has not established any reserves for uncollectable accounts.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the cost is reported as interested expense. The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Business Combination

The Merger was consummated on June 6, 2014, as a result of which Inventergy, Inc. merged with and into Merger Sub and holders of Inventergy, Inc. securities were issued securities of the Company. Upon the consummation of the Merger, the Company changed its name from “eOn Communications Corporation” to “Inventergy Global, Inc.” and effected a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”). The primary reason for the Merger was to allow the Company access to the public equity market for financing.

In connection with the consummation of the Merger:

(i) each share of the pre-Merger Inventergy, Inc. common stock was exchanged for 1.4139 shares of Company common stock on a post-Reverse Split basis (the “Exchange Ratio”);

(ii) the pre-Merger Inventergy, Inc. Series A Preferred Stock was exchanged for a like number of newly-created Company Series A Preferred Stock (as defined below);

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

Upon completion of the Merger and the Transition Transactions, the Company owned all of the outstanding stock of Inventergy, Inc. and eOn Subsidiary and has transferred certain assets held prior to the Merger and no longer owned an interest in Cortelco Holding, Cortelco, Cortelco Systems Puerto Rico, Inc., or Symbio Investment Corp.

The total purchase consideration and the purchase price allocation were as follows:

Fair value of assumed equity allocated to purchase consideration	$10,985,867
Total purchase consideration	$10,985,867

Goodwill	$8,858,504
Intangible asset contract rights	1,342,000
Other assets acquired	816,045
Liabilities assumed	(30,682)
Total purchase allocation	$10,985,867

Goodwill of $8,858,504, which is not deductible for tax purposes, was recognized as a result of the Merger. Goodwill was based on fair value of eOn stock on the date of purchase less the net assets that were acquired. Intangible assets of $1,342,000 consist of certain contract rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years. There was an impairment of $686,350 on one of the acquired contracts recognized December 31, 2014.

Acquisition-related costs directly attributable to the Merger totaling $1,237,641 were expensed as incurred in the consolidated statements of operations.

The consideration in the Merger was based on fair value of equity retained by eOn shareholders on June 6, 2014, the date of the Merger close. The historical financial information is that of Inventergy, Inc.

4. Patents

Patent intangible assets consist of the following at March 31, 2015:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$12,109,118	$(2,081,299)	$10,027,819
Total patent intangible assets		$12,109,118	$(2,081,299)	$10,027,819

The Company expects amortization expense to be approximately $1,550,334 per year for each of the next six years and a pro rata portion in the last year.

5. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$23,392	$-	$-	$23,392
Total	$23,392	$-	$-	$23,392

December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$30,278	$-	$-	$30,278
Total	$30,278	$-	$-	$30,278

Prior to the Merger, the Company issued senior secured promissory notes (the “Senior Secured Notes”), with an aggregate principal amount of $5,000,000 which were redeemable upon an event of default. The Senior Secured Notes were later exchanged in favor of amended senior secured promissory notes (the “Amended Secured Convertible Notes”), resulting in an extinguishment of the related derivative liability for the prior Senior Secured Notes. The Company then issued new secured convertible notes (the “New Secured Convertible Notes”, and together with the Amended Secured Convertible Notes, the “Secured Convertible Notes”) with an aggregate principal amount of $3,000,000 which may be redeemed upon an event of default. Since the Secured Convertible Notes were issued at a substantial discount and the event of default clause may require accelerated repayment, the Secured Convertible Notes include an embedded derivative that is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Secured Convertible Notes. The Company estimated the fair value of the derivative liability using a valuation model which included the weighted probability of the amount of redemption and the time until redemption occurs over the note term. The Secured Convertible Notes were paid in full on October 2, 2014, resulting in an extinguishment of the related derivative liability, see Note 6 below.

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock (“Series A-1 Preferred Stock”) which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At March 31, 2015, the threshold price was $0.289 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 Preferred Stock shares of common stock or in the event that not enough shares of common stock are authorized and unissued, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 Preferred Stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post-Merger, the Series A-1 Preferred Stock are no longer redeemable. Therefore, these were transferred to Series A Preferred Stock within the Stockholders' equity.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares in October 2014. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of March 31, 2015 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.05%
Dividend yield	0%
Expected term (in years)	3.8226

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the three months ended March 31, 2014 and March 31, 2015:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(118,300)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(416,675)	(51,526)	(6,125)
Balance at March 31, 2014	$189,300	$5,400	$460,581

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2014	$-	$-	$30,278
Change in fair value	-	-	(6,886)
Balance at March 31, 2015	$-	$-	$23,392

6. Borrowing Arrangements

On March 26, 2014, notes payable which have since been retired were amended and restated to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the notes payable of $2,403,193 in the accompanying statements of operations.

On September 23, 2014, the Company entered into a Share Purchase Agreement with the Company’s Chief Executive Officer pursuant to which the Company agreed to issue to the Chief Executive Officer up to 233,640 shares of our common stock at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such Share Purchase Agreement and concurrently with the execution of the agreement, the Chief Executive Officer made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement, the Company is required to return the $300,000 in cash previously prepaid by the Chief Executive Officer and the Company will not issue any securities as a result of the Share Purchase Agreement. As of March 31, 2015, the Chief Executive Officer has deferred repayment and accordingly the $300,000 has been recorded as a related party loan payable.

On October 1, 2014 the Company entered into the original Fortress Agreement with Fortress, including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). Pursuant to the original Fortress Agreement, the Company issued an aggregate of $11,000,000 in notes (the “Original Notes”) to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Original Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Original Notes and Fortress Shares, the Company received net proceeds of $9,964,868 (less issuance costs of $450,253). The Company used the net proceeds to pay off the Secured Convertible Notes and the unsecured promissory note payable from First Republic Bank with an aggregate principal amount of $500,000 and for general working capital purposes. The unpaid principal amount of the Original Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Original Notes by the amount of such interest. The PIK interest shall be treated as principal of the Original Notes for all purposes of interest accrual or calculation of any premium payment.

The principal of the Original Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Original Notes in whole or in part, generally without penalty or premium, except that any optional prepayments of the Original Notes prior to October 1, 2015 will be accompanied by a prepayment premium equal to 5% of the principal amount prepaid. In addition, upon the earlier of the date on which the all obligations of the Original Notes are paid in full, or become due, the Company will pay to the Note Purchasers a termination fee equal to $770,000. This was accounted for as a discount on notes payable.

Upon receipt of any revenues generated from the monetization of the Patents (the “Monetization Revenue”) of the patents identified in the Fortress Agreement (the “Patents”), the Company is required to apply, towards its obligations pursuant to the Original Notes, 86% of the difference between (a) any revenues generated from the Monetization Revenue less (b) any litigation or licensing related third party expenses (including fees paid to the original patent owners) reasonably incurred by the Company to earn Monetization Revenue, subject to certain limits (such difference defined as “Monetization Net Revenues”). If Monetization Net Revenue is applied to outstanding principal of the Original Notes (defined as “Mandatory Prepayments”), such Mandatory Prepayments are not subject to the prepayment premium described above. To the extent that any obligations under the Original Notes are past due, including if such payments are past due as a result of the acceleration of the Original Notes or certain conditions of breach or alleged breach have occurred, the percentage will increase from 86% to 100%.

In addition to the Mandatory Prepayments, beginning on the last business day of October 2015, the Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount of the Original Notes divided by (y) the number of months left until the Maturity Date.

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid to the Note Purchasers a structuring fee equal to $385,000. This was accounted for as a discount on notes payable.

Pursuant to the Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (“Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $5,500,000 (unless the Revenue Participants have not received $5,500,000 by the Maturity Date, in which case the Revenue Participants have a right to receive a portion of Monetization Revenues totaling $8,250,000) (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Original Notes are paid in full. Following payment in full of the Original Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participants’ proportionate share is equal to (a) 46% of Monetization Net Revenues until $2,750,000 has been paid to the Revenue Participants, (b) 31% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants and (c) 6% of Monetization Net Revenues until the next $2,750,000 has been paid to the Revenue Participants if (a) and (b) have not been fully paid by the Maturity Date. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s patent assets as of October 1, 2014 and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $2,478,057, which represents the fair value of the expected Monetization Revenues, discounted 20% over the expected life of the revenue share agreement.

As part of the Fortress Agreement, the Company and the Collateral Agent entered into a Patent License Agreement (the “Patent License Agreement”), under which the Company agreed to grant to the Collateral Agent a non-exclusive, royalty-free, and worldwide license to certain of its Patents (the “Licensed Patents”), which can only be used by the Collateral Agent following an occurrence and during the continuance of an event of default of the Fortress Agreement. When the Fortress Notes (as defined below) and Revenue Stream are paid in full, the Patent License Agreement will terminate.

As part of the transaction, the Company granted the Note Purchaser and Revenue Participant a first priority security interest in all of the Company’s patent assets owned as of October 1, 2014 and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries. The Note Purchaser and Revenue Participant do not have a security interest in any future patent purchases by the Company.

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

Effective February 25, 2015, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Fortress Amended Agreement” and together with the original Fortress Agreement, sometimes referred to as the “Fortress Agreement”) with Fortress, under which Fortress agreed to make available to the Company up to an additional $3,000,000 between February 25, 2015 and December 31, 2015 (the “Additional Available Credit”). The Additional Available Credit would be drawn down in the form of senior secured notes (the “Additional Notes” and, together with the Original Notes, the “Fortress Notes”) and the additional amount loaned would be based on revenue the Company generates from certain near-term existing and future license agreements (“Draw Down Licenses”). On February 25, 2015, the Company drew down $1,199,500 from the Additional Available Credit and issued Additional Notes in that principal amount to Fortress. In connection with the issuance of the Additional Available Credit, the Company issued 500,000 warrants to purchase shares of the Company’s common stock. After the payment of all purchaser-related fees and expenses relating to such issuances, the Company received net proceeds of $1,172,885 (less issuance costs of $77,559). The Company will use these net proceeds for general working capital purposes.

In connection with the issuance of the Additional Notes and the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $335,762, which represents the fair value of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement.

In addition to the issuance of the Additional Notes, the Fortress Amended Agreement amended the original Fortress Agreement as follows:

☐	The structuring fee equal to 3.5% of the original principal amount of any such Additional Notes is waived.

☐	The Additional Notes will be repaid from the future licensing payments on the Draw Down Licenses received from those specific Draw Down licensee(s), while the requirements otherwise to pay 86% of the Monetization Net Revenues towards the Original Notes for (i) the upfront payment of the initial Draw Down License and (ii) the remaining future payments of Draw Down Licenses are waived in general.

☐	The Revenue Participants are entitled to receive $7,700,000 (adjusted from the terms of the Original Notes) plus 70% of the Additional Notes as a portion of the Revenue Stream Basis (as defined below) if the Notes and Revenue Stream payments are paid in full by the Maturity Date or $9,350,000 (adjusted from the terms of the Original Notes) plus 85% of the Additional Notes as a portion of the Revenue Stream Basis if the Fortress Notes and Revenue Stream payments are not paid in full by the Maturity Date. The Revenue Stream payments will begin after all obligations on the Fortress Notes are paid in full. The Company is required to apply specified decreasing percentages (46% to 31% to 6%) of its net revenues (net of monetization costs) from monetizing its intellectual property assets on an ongoing basis to meet the Revenue Stream payment obligations. Payment of the full Revenue Stream payments in addition to the Fortress Note obligations by the Maturity Date would ordinarily occur after the Company receives approximately $60,000,000 in gross licensing revenues, assuming an average monetization cost of 33%.

☐	The Company shall not be required to apply the initial installment payment under the first Draw Down License to the Company’s obligations under the Fortress Notes or the Revenue Stream under the Fortress Amended Agreement.

In connection with the February 25, 2015 modification to the original Fortress Agreement and Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a loss of $2,268,373, for the resultant change in the fair value of the expected Monetization Revenues.

The Fortress Agreement also contemplates the issuance of up to an additional $2,000,000 in notes beyond the Additional Available Credit.

Except as described above, the terms of the Additional Notes are identical to the terms of the original Notes issued pursuant to the original Fortress Agreement. Except as described above, the terms of the Original Fortress Agreement, and the Original Notes and warrants issued thereunder, remain in full force in effect, including the existing Monetization Revenue payments for the original Notes and the calculation of the termination fee based on the principal of the Original Notes.

Unregistered Sales of Equity Securities.

In connection with the execution of the original Fortress Agreement, the Company issued 500,000 shares of its common stock at $2.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351 and issued to such holders an aggregate of 1,804,030 shares of common stock to the note holders (who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock of the Company until July 2018) as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full. Further, as a result of the termination of the Secured Convertible Notes, $3,500,000 previously held in a cash collateral account in connection with the Secured Convertible Notes were released to the Company.

In connection with the closing of the transactions contemplated by the original Fortress Agreement, the Company paid a closing fee of $330,000. As discussed in Note 7, the Company also issued a 5 year warrant to purchase 247,500 shares common stock at an exercise price of $2.00 to National Securities Corporation, a wholly-owned subsidiary of National Holdings, Inc. (“National”), who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The fair value of the warrant as of November 1, 2014 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.62%
Dividend yield	0%
Expected term (in years)	5.00

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

On February 27, 2015, in connection with the execution of the original Fortress Amended Agreement, at closing of the transactions with Fortress, the Company issued 500,000 7-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.14 per share to Fortress for an aggregate purchase price of $40,000. The warrant was issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On February 27, 2015, in connection with the closing of the transactions contemplated by the Fortress Amended Agreement, the Company paid a closing fee of $35,985 and issued a 5-year warrant for the purchase of 26,989 shares of the Company’s common stock at $2.00 per share to National Securities Corporation, a wholly-owned subsidiary of National Holdings, Inc. (“National”). National acted as advisor to the Company with respect to the transaction.

The warrant issuances on February 27, 2015 meet the requirements to be accounted for as equity with a fair value of $172,319 and $4,960, respectively, using the Black-Scholes option pricing model. The fair value of the issued warrants as of February 27, 2015, were estimated using the following assumptions:

	Fortress	National Securities Corporation
Expected volatility	60%	60%
Risk free rate	1.7%	1.5%
Dividend yield	0%	0%
Expected term (in years)	5.00	7.00

7. Stockholders’ Equity

Common stock

The Company is authorized to issue up to 110,000,000 shares, of which 100,000,000 shares have been designated as common stock and 10,000,000 shares as preferred stock. Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of each share of common stock shall have the right to one vote for each share.

Shares of common stock reserved for future issuance were as follows as of March 31, 2015:

Series A convertible preferred stock	666,041
Series B convertible preferred stock	966,667
Options to purchase common stock	2,798,480
Shares reserved for issuance pursuant to 2014 Stock Plan	274,009
Warrants	1,691,639
Total	6,396,836

Convertible preferred stock

Convertible preferred stock as of March 31, 2015 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	212,466	$195,264
Series A-2	$1.6996	1,176,748	1,176,748	258,600	$439,516
Series B	$1,000.00	2,750	2,750	1,102	$1,102,000

During the three months ended March 31, 2015, 2,168,624 shares of Series A-1 Preferred Stock and 70,000 shares of Series A-2 redeemable convertible preferred stock (the “Series A-2 Preferred Stock”, and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”) were converted into common stock.

As discussed in Note 5, in conjunction with the issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock, proceeds of $4,950,000 were received in exchange for the issuance of promissory notes payable. Total proceeds from this transaction were allocated to each instrument using the relative fair value method. Proceeds allocated to Series A-1 Preferred Stock and Series A-2 Preferred Stock were $3,308,874 and $1,134,016, respectively. Following the allocation of fair value, the effective conversion prices per share upon issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock were $0.55 and $0.96, respectively.

On December 17, 2013, in contemplation of the Merger, the Company issued 2,750 shares of its Series B Preferred Stock (the “Series B Preferred Stock” and collectively with the Series A Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, subject to the terms of its Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”), and warrants to purchase an aggregate of 700,935 shares of the Company’s common stock to certain accredited investors in a private offering transaction for proceeds of $2,750,000. The warrants have an exercise price of $2.66 per common share.

The Series B Preferred Stock was fair valued in conjunction with the Merger. Consequently, the revaluation did not impact earnings per share.

A complete description of the rights, preferences, privileges and restrictions of the Series A Preferred Stock and Series B Preferred Stock are included in the Company’s Fifth Amended and Restated Articles of Incorporation (the “Charter”). The following is a summary of certain rights, privileges, preferences and restrictions:

Liquidation preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to receive an amount equal to the sum of (i) the greater of (x) the product of (I) $0.01 in the event of Series A-1 or $1.6996 in the event of Series A-2 and (II) the number of shares of Series A Preferred Stock then held by each holder and (y) the product of (I) the fair market value of one share of common stock, as mutually determined by the Company and the Preferred Stock holders and (II) the number of shares of common stock issuable upon conversion of such Series A Preferred Stock, and (ii) any declared accrued and unpaid dividends, prior and in preference to any distributions made to the holders of common stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive an amount equal to $1,000 per share. After full payment to the holders of Series A Preferred Stock and Series B Preferred Stock, holders of Series B Preferred Stock shall be entitled to participate in the distribution of any remaining assets of the Company on an as converted basis pari passu with the holders of common stock.

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

Conversion

All shares of Series A Preferred Stock are convertible into common stock at the option of the holder at any time after the date of issuance by dividing the stated value of such preferred shares $0.007073 (reflecting the Reverse Split) in the event of Series A-1 or $1.202065 (reflecting the Reverse Split) in the event of Series A-2 by the conversion amount, each subject to adjustment (including the Reverse Split). All Series B Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by multiplying the conversion amount by the quotient of (x) $1,000 divided by (y) 2.00, each subject to similar adjustment. Each share of the Series A Preferred Stock and Series B Preferred Stock will automatically be converted into common stock, at the then-effective applicable conversion price, upon the occurrence of both i) the full collateralization of the Secured Convertible Notes, and ii) upon the closing of the sale of the Company’s common stock in a firm-commitment, underwritten public offering registered under the Securities Act which results in aggregate proceeds to the Company of at least $20,000,000 at a price per share exceeding such threshold as defined in the Company’s Charter (currently $0.289).

Anti-dilution

Holders of Series A-1 Preferred Stock are entitled to receive certain shares of common stock if and when the Company issues or sells any shares of common stock for a consideration per share less than a certain threshold price (currently $0.289).

As a result of the issuance of the Fortress Shares and warrants as discussed in Note 6 and the Registered Direct Offering (as defined below), the conversion price for the Series B Preferred Stock was reduced to $0.46 (for more details relating to the Registered Direct Offering, see Note 11). The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells securities for a consideration per share less than the current conversion price.

Voting rights

Holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to one vote for each share of common stock into which their shares can be converted.

Substantial Holder Rights

The Certificate of Designations, Preferences and Rights for the Series A Preferred Stock contemplates certain rights for any holder of Series A Preferred Stock that purchased a certain threshold number of shares of Series A Preferred Stock for as long as that holder continued to hold at least twenty percent of shares of Series A Preferred Stock originally purchased (such holders referred to as “Substantial Holders”). During the quarter ended March 31, 2015, there were no longer any Substantial Holders and the rights afforded to such Substantial Holders are no longer in effect.

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares of common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at March 31, 2015 as discussed in Note 5.

In connection with the Merger, the Company issued warrants to purchase 648,738 shares of common stock at an exercise price of $2.66. The warrants expire in June 2016.

On November 1, 2014 the Company issued 277,500 warrants to purchase common stock to an advisor in connection with the Fortress Agreement. The warrants have a weighted average exercise price of $2.07, and the fair value of the warrants at issuance was $164,196.

On February 27, 2015, in connection with the Fortress Amended Agreement, the Company issued 500,000 warrants to purchase common stock with an exercise price of $1.14 and 26,989 warrants to purchase common stock with an exercise price of $2.00. The fair value of the warrants at issuance was $172,319 and $4,960, respectively.

Common stock warrants outstanding as of March 31, 2015 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
500,000	6.92	$1.14
26,989	4.91	$2.00
247,500	4.59	$2.00
238,412	3.83	$2.27
30,000	2.59	$2.66
648,738	0.75	$2.66
1,691,639	3.67	$2.05

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

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	689,529	2,417,918	$2.59
Options Granted	(1,908,661)	1,908,661	$1.02
Options Forfeited	53,021	(53,021)	$2.27
Options Expired	42,417	(42,417)	$2.27
Options Canceled	1,432,661	(1,432,661)	$2.73
Restricted Stock Granted	(34,958)	34,958	$0.76
Restricted Stock Vested	-	(34,958)	$0.76
Balance at March 31, 2015	274,009	2,798,480	$1.46
Total vested and expected to vest shares (options)		2,798,480	$1.46
Total vested shares (options)		739,819	$2.72

As of March 31, 2015, all of the restricted stock granted under the plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at March 31, 2015 was $4,500.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 restricted stock awards (“RSAs”) to employees and non-employees in exchange for services with vesting specific to each individual award. As of March 31, 2015, 4,509,238 shares were vested, and 424,170 shares were cancelled or forfeited (unvested).

As part of the Merger, 15,000 fully vested options with an exercise price of $14.30, were assumed by Inventergy Global, Inc., and remained outstanding as of March 31, 2015.

Cancellation and Issuance of Options

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

The following table summarizes information with respect to stock options outstanding at March 31, 2015:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$0.56	50,000	9.94	$0.56	-	$-
$0.69	426,000	9.82	$0.69	-	$-
$0.77	150,000	9.68	$0.77	-	$-
$1.14	1,432,661	9.99	$1.14	-	$-
$2.05	17,800	9.34	$2.05	17,800	$2.05
$2.27	543,302	8.42	$2.27	543,302	$2.27
$3.04	123,717	9.08	$3.04	123,717	$3.04
$3.85	40,000	9.20	$3.85	40,000	$3.85
$14.30	15,000	1.21	$14.30	15,000	$14.30
	2,798,480	9.54	$1.46	739,819	$2.72

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three months ended March 31:

2015
Expected volatility	64%
Risk free rate	1.48%
Dividend yield	0%
Expected term (in years)	6.06

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
General and administrative	$472,274	$995,731

In November 2014, the Company modified the terms to an option granted to a former director. The Company determined that there was no incremental compensation expense associated with the modification.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of March 31, 2015, there were total unrecognized compensation costs of $3,057,731 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.56 years.

Non-employee stock-based compensation expense

For the three months ended March 31, 2015, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $94,013 and $786,800 for the three months ended March 31, 2015 and March 31, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three months ended March 31, 2015 and 2014.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2015 and 2014.

The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards prior to utilization.

The Company files U.S. Federal and state tax returns. As of March 31, 2015 and 2014, all tax years remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

10. Commitments and Contingencies

Operating lease

In March 2014, the Company entered into a non-cancelable thirty-eight month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993. The future minimum payments related to this lease are as follows:

Years ending December 31:
2015	85,153
2016	116,201
2017	68,587
Total	$269,941

Rent expense was approximately $27,152 and $24,732 for the three months ended March 31, 2015 and 2014, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The Company will be required to pay the remaining future unconditional guaranteed payments of $20,000,000 ($18 million of which is to be paid out of net revenues from patent licensing receipts) through December 31, 2017, such payments representing the purchase of patents and minimum revenue sharing from the Company’s licensing arrangements and/or similar transactions regarding the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of March 31, 2015 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of March 31, 2015 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2015	4,000,000
2016	6,000,000
2017	10,000,000
Less: discount to present value	(2,646,275)
Guaranteed payments, net of discount	$17,353,725

Pursuant to the patent purchase agreement with Panasonic Corporation (“Panasonic”), a significant portion of the above guaranteed payments are owed to Panasonic.  If the Company’s market capitalization falls below the aggregate dollar amount that the Company owes at that relevant point in time to Panasonic (but only prior to full payment), Panasonic may exercise a limited right to repurchase the Panasonic patent portfolio assets at a purchase price at least equal to the amount the Company paid to purchase the Panasonic patent portfolio. During the three months ended March 31, 2015, the Company was in compliance with the terms of the agreement.

Fortress Notes payable

Pursuant to the Fortress Agreement (as described in Note 6), future debt payments owed to Fortress are as follows:

Years ending December 31:
2015	1,578,107
2016	6,433,856
2017	4,955,250
Total	$12,967,213

11. Subsequent Event

On March 31, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold 4,673,914 shares of its common stock (the “Shares”) at a purchase price of $0.46 per share resulting in gross proceeds to the Company of $2.15 million (the “Registered Direct Offering”). The Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement to be filed on April 2, 2015 in connection with the Registered Direct Offering. The Registered Direct Offering closed on April 6, 2015.

In connection with the Registered Direct Offering, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) to act as its exclusive placement agent. Pursuant to the Placement Agent Agreement, the Company paid to the Placement Agent $106,000 in cash, issued to the Placement Agent 57,611 five-year warrants with an exercise price of $0.575 per share (the “RD Warrants”) and reimbursed the Placement Agent for certain expenses. In addition, the Company paid to Laidlaw & Company (UK) Ltd. $50,000 in cash and issued 108,696 RD Warrants in connection with certain tail fees owed to them as a result of the Registered Direct Offering. The RD Warrants allow for cashless exercise in certain situations and contain piggyback registration rights for the seven year period commencing on March 31, 2015.

In addition, the Placement Agent will also be entitled to a tail fee if, within twelve months after the termination of expiration of the Placement Agent Agreement, the Company sells securities to any investor that was introduced to the Company by the Placement Agent and purchased shares in the Registered Direct Offering. The tail fee will be the same as the placement agent’s fee received by the Placement Agent in the Registered Direct Offering, subject to certain reductions described in the Placement Agent Agreement.

In connection with the Registered Direct Offering, the Company entered into a separate waiver agreement with one of its current stockholders pursuant to which the holder waived its right of participation to participate in the Registered Direct Offering (the “Right of Participation”). In consideration for such waiver, the Company paid to the holder $35,000 in cash and waived any trading volume limitations or other lock-up provisions or restrictions imposed on the holder pursuant to an existing securities purchase agreement and an existing lock-up agreement the holder entered into with the Company. The Company also agreed that in the event that the Company obtains a consent, release amendment, settlement or waiver of the Right of Participation from any other stockholder holding such right in connection with the Registered Direct Offering on more favorable terms than in the waiver agreement prior to expiration of the Right of Participation of the holder, the holder will be entitled to the benefit of the more favorable terms. The holder’s Right of Participation terminates on September 8, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

The Company is an IP investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc., our wholly-owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy, Inc. with Inventergy, Inc. becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to “Inventergy Global, Inc.”

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

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenue

Revenue for the three months ended March 31, 2015 was $166,912 and consisted of $53,571 from our first patent licensing contract (having a total value of approximately $2 million over 5 years) and $113,341 from our access control security product/service lines acquired in the Merger ($42,219 was revenue from a contract that provided distribution services of facility security and access control products, $66,730 was revenue from a royalty bearing contract with a third party for use of a private branch exchange (PBX) business, and $4,392 was revenue from a valued added reseller business of biometric security and access control products and other). We did not have revenue for the three months ended March 31, 2014.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2015 was $69,667, and consisted of $2,695 related to patent licensing revenue, $38,722 of product costs related to access control security product/service lines and amortization of $28,250 for contracts acquired in the Merger. Gross profit from our access control security product/service lines for the three months ended March 31, 2015 was $74,619. For the three months ended March 31, 2014, we did not have Cost of Revenue or Revenue, as a result Gross Profit was $0.

General and Administrative Expense

General and administrative (‘G&A”) expenses for the three months ended March 31, 2015 were $2,825,561 compared to $3,037,623 for the three months ended March 31, 2014. G&A expenses for the three months ended March 31, 2015 included $378,261 and $94,013 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $208,931 and $786,800 for the three months ended March 31, 2014. Salaries, wages and other personnel expense was $790,751 and $675,666 for the three months ended March 31, 2015, and March 31, 2014, respectively, an increase of $115,085 as a result of hiring additional personnel following the Merger. Investor relations expense was $308,881 and $124,365 for the three months ended March 31, 2015, and March 31, 2014, respectively, an increase of $184,516 as a result of increased costs for investor relations, communications, media and related services following the Merger. Patent fees were $128,270 and $327,864 for the three months ended March 31, 2015, and March 31, 2014, respectively, as a result of registration, maintenance and other related patent portfolio costs for acquired patents. Other G&A expense was $1,125,385 and $913,996 for the three months ended March 31, 2015, and March 31, 2014, respectively, an increase of $211,389 as a result of added costs due to the Merger and costs associated with becoming a public company.

Amortization Expense

Amortization expense of $387,585, and $292,815 for the three months ended March 31, 2015 and March 31, 2014, respectively, was for the amortization of patents acquired.

Loss on Extinguishment of Notes Payable

In connection with the Fortress Amended Agreement with Fortress, the Company has recorded a loss of $2,268,373. See Note 6 to our financial statements contained in Item 1 herein.

On March 26, 2014, the Company amended and restated certain Senior Secured Notes with an aggregate original principal amount of $5,000,000 issued on May 10, 2013 and also issued $3,000,000 in New Secured Convertible Notes for a total of $8,000,000 of Secured Convertible Notes. The Senior Secured Notes were amended to allow for their conversion into common stock and to amend the interest rate. In conjunction with the amendment to the Senior Secured Notes, the Company recorded a loss on extinguishment of $2,403,193. See Note 6 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $6,886 and $474,326, for the three months ended March 31, 2015 and March 31, 2014, respectively. The change for the three months ended March 31, 2015 was the result of a decrease in the common stock warrant value of $6,886. The change for the three months ended March 31, 2014 was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $416,675, the Series A-1 Preferred Stock derivative liability of $51,526, and the common stock warrant value of $6,125. See Note 5 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2015 and March 31, 2014 was $1,248,483 and $166,268, respectively. The three months ended March 31, 2015 includes interest expense on patents purchased of $185,148, interest expense and amortization of discount on Fortress Notes of $832,292, and interest expense of $231,043. The three months ended March 31, 2014 includes the amortization of the Secured Convertible Notes discount of $151,290, amortization of discount on notes payable of $83 and interest expense of $16,841, less interest income of $1,946.

Liquidity and Capital Resources

At March 31, 2015, the Company had an accumulated deficit since inception of $49,699,046 and had a negative working capital of $5,348,368. As of May 4, 2015, we had remaining cash of $2,300,849 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement). These factors raise substantial doubt about our ability to continue as a going concern. While the Company entered into its first license agreement in February 2015 and received an additional drawdown from the Fortress Agreement of $1,199,500 as a result of entering into the license agreement, our continuation as a going concern is dependent both on achieving additional licensing revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. We will seek to continue our operations primarily with income received through licensing revenues, but we may need to seek additional financing capital through loans, subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The business may require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe our working capital expenses will be approximately $6.8 million for the next twelve months, which amount consists of approximately $2.5 million in employee related costs (an approximate 30% decrease from our previous forecast disclosed in our Annual Report on Form 10-K), $1.3 million in patent maintenance and prosecution fees, $2.0 million in other operational costs and $1 million of payments relating to the acquisition of our patent portfolios. Also during the next twelve months, approximately $1.6 million in debt servicing fees will be payable to Fortress. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than five months.

On February 11, 2015, the Company entered into its first license agreement, in which we expect to receive an aggregate of $2,000,000 of proceeds over the course of the license. In connection therewith, on February 25, 2015, the Company amended and restated the Fortress Agreement pursuant to which Fortress agreed to make available to the Company an additional $3,000,000 of credit between February 25, 2015 and December 31, 2015, which can be drawn down in the form of additional senior secured notes with the same terms and conditions as the Original Notes. On February 25, 2015, we drew down $1,199,500 from the Additional Available Credit, which after the payment of purchaser-related fees and expenses, netted $1,172,885 in proceeds to the Company. The Company may seek to raise additional capital in the form of further draw downs on the remaining Additional Available Credit, which would require the Company to obtain Fortress’ consent.

In addition to our capital needs over the next twelve months, which are detailed above, our future capital requirements will depend on many factors, including our levels of net sales and licensing and the timing and extent of expenditures to support our patent infringement litigation. If we issue equity or equity equivalents to raise additional funds, our existing stockholders could experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. If adequate capital is not available when needed, we will be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, to reduce or cease operations or to default under the Fortress Agreement, which could lead to the repossession of our patent portfolios by Fortress.

The Company had cash and cash equivalents of $1,547,412 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement) and negative working capital of $5,348,368 as of March 31, 2015. The Company’s net loss for the three months ended March 31, 2014 was $6,625,833 and our accumulated deficit amount was $49,699,046 as of March 31, 2015. As of March 31, 2015, our cash and cash equivalents consisted of the net proceeds of $1,172,885 (less issuance costs of $77,559) received from the Fortress Notes (after the payment of all purchaser-related fees and expenses relating to such issuances) and the initial payment of $500,000 received as part of the Company’s first license agreement, offset by various other payments for general operating purposes. A detailed description of the amended Fortress Agreement is set forth in Note 6 of Item 1 herein.

As of March 31, 2015, the Company had cash and cash equivalents of $1,547,412 compared to $1,443,349 as of March 31, 2014. The increase in cash and cash equivalents of $104,063 for the three months ended March 31, 2015 was primarily attributable to net cash used in operation of $1,022,837 offset by net proceeds of $1,106,900 from financing activities.

The Company’s operating activities for the three months ended March 31, 2015 resulted in net cash used of $1,022,837. Net cash used from operations consisted of a net loss of $6,625,833, offset by non-cash expenses of depreciation expense of $4,251, loss on extinguishment of notes payable of $2,268,373, amortization of discount on notes payable of $882,440, amortization of patents and acquired contracts of $415,834, and stock-based compensation of $472,274. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $6,886. Changes in operating assets and liabilities provided cash of $1,566,710, from a decrease in accounts receivable of $248,501, a decrease in inventories of $130,155, an increase in accounts payable of $633,097, an increase in accrued expenses and other current liabilities of $208,014 and an increase in deferred revenue of $446,429, partially offset by an increase in prepaid expenses and other current assets of $33,181 and deferred expenses of $96,305.

The Company’s operating activities for the three months ended March 31, 2014 resulted in net cash used of $2,243,458. Net cash used from operations consisted of a net loss of $5,425,573, partially offset by loss on extinguishment of notes payable, amortization of discount on notes payable of $151,373, amortization of patents and acquired contracts of $292,815, and stock-based compensation of $995,731. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $474,326. Changes in operating assets and liabilities used cash of $186,671, consisting of a decrease in prepaid expenses and other current assets of $24,683 and an increase in accrued interest on notes payable of $2,287, offset by a decrease deposits and other assets of $20,674 and an increase in accounts payable of $192,967.

The Company’s investing activities resulted in net cash of $0 for the three months ended March 31, 2015. For the three months ended March 31, 2014, investing activities resulted in net cash used of $6,503,748. The investing activities consisted of an increase in restricted cash of $3,500,000, purchases of property and equipment of $3,748 and the issuance of a short-term note receivable to a related party of $3,000,000.

The Company’s financing activities for the three months ended March 31, 2015 resulted in net cash received of $1,126,900 from issuance of notes payable.

The Company’s financing activities for the three months ended March 31, 2014 resulted in net cash received of $9,292,978. Net cash was provided by proceeds from the issuance of common stock of $6,487,850 and net cash proceeds from the issuance of convertible notes payable of $2,905,128 offset by payments on short-term notes payable, related party of $100,000.

The Company will also require additional financing for the purchase of additional patent portfolios and to fund their monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such does not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the dynamic credit market, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective because we had a material weakness in our internal control over financial reporting. This was due to a lack of personnel with the appropriate level of experience and technical expertise to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain accounting judgments in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting.

On April 20, 2015, the Company reorganized its financial operations in an effort to address the material weakness. The Company terminated its then current Chief Financial Officer and replaced this position and certain services of an outside accounting firm utilized by the Company with consulting services from The Brenner Group, Inc., a financial consultancy firm (the “The Brenner Group”). Accordingly, on April 20, 2015, the Board appointed John Niedermaier as the Company’s Chief Financial Officer pursuant to the terms of an agreement with The Brenner Group. We believe that the hiring of The Brenner Group and Mr. Niedermaier specifically addresses our material weakness.

Notwithstanding the existence of this material weakness described above, our Certifying Officers have concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report. We have discussed this material weakness with our independent registered public accounting firm and our audit committee.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Inventergy, a wholly-owned subsidiary of the Company, filed a complaint in the Federal Court for the Eastern District of Texas, against Genband, Inc. over the infringement of five patents owned by Inventergy. The complaint has now been served, Genband has answered the complaint, and the case is pending before the Court.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy as defendants and alleging non-infringement of seven patents from Inventergy’s IMS/VOIP patent portfolio. On January 26, 2015, Inventergy filed and served Sonus with a complaint in the District of Massachusetts (the “Massachusetts Action”), where Sonus is headquartered, alleging infringement of the same seven patents at issue in the California Action. On January 27, 2015, Sonus served Inventergy with its declaratory judgment complaint relating to the California Action. On February 17, 2015, Inventergy filed a motion to dismiss the California Action, or in the alternative to transfer the case to the District of Massachusetts. On the same day, Sonus filed a motion to dismiss the Massachusetts Action, or in the alternative to transfer the case to the Northern District of California. On March 10, 2015, Sonus filed an amended declaratory judgment complaint in the Northern District of California relating to the California Action, alleging non-infringement of the same seven patents, unfair competition, breach of contract and a RICO claim under 18 USC 1961. This amended complaint mooted the Company’s original motion to dismiss. On March 24, 2014, the Company filed a new motion to dismiss Sonus’ amended complaint in the California Action, for lack of demonstrated subject matter jurisdiction for Sonus’ declaratory judgment claims of non-infringement and also for failure to state any claim for its other causes of action. On the same date, Company filed a motion to strike the unfair competition claim pursuant to California’s Anti-SLAPP statute.  On April 7, 2015, Sonus filed a motion for leave to file a second amended complaint in the California Action.  On April 13, 2015, the court in the California Action entered an order deferring consideration of Company’s motion to dismiss and motion to strike. On May 11, 2015, the court in the California Action granted Sonus’ motion for leave to file a second amended complaint. Inventergy intends to file a motion to dismiss Sonus’ second amended complaint and to strike its unfair competition claim. Both the California Action and Massachusetts Action are pending.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant to Purchase Common Stock issued to CF DB EZ LLC.
10.1*	Amended and Restated Revenue Sharing and Note Purchase Agreement, dated February 25, 2015, by and between Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and CF DB EZ LLC.
10.2	Senior Note, dated February 25, 2015, issued jointly by Inventergy Global, Inc. and Inventergy, Inc. to DBD Credit Funding, LLC.
10.3	Consulting Engagement Agreement, dated April 20, 2015, by and between Inventergy, Inc. and The Brenner Group, Inc.
10.4	Form of Stock Grant for Services under the Inventergy Global, Inc. 2014 Stock Plan.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Portions of Exhibit 10.1 have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2015	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
Name: Joseph W. Beyers
Title: Chief Executive Officer

By: /s/ John G. Niedermaier
Name: John G. Niedermaier
Title: Chief Financial Officer

