Form 10-Q
period 2015-06-30
Inventergy Global, Inc.
filed 2015-08-07
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, the registrant had 36,518,792 shares of common stock outstanding.

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

-ii-

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,449,313	$1,443,349
Accounts receivable	53,525	259,049
Inventories	172,584	302,739
Prepaid expenses and other current assets	331,288	212,280
Deferred expenses, current	2,684,942	3,000,000
Total current assets	8,691,652	5,217,417
Property and equipment, net	33,765	42,267
Deferred expenses, patents	12,880,031	12,094,420
Patents, net	9,425,409	10,415,404
Intangible assets, net	442,583	499,083
Goodwill	8,858,504	8,858,504
Debt issuance costs	664,414	729,498
Deposits and other assets	28,993	18,993
Total assets	$41,025,351	$37,875,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,439,133	$1,501,938
Accrued expenses and other current liabilities	666,223	301,132
Short-term notes payable, related party	200,000	300,000
Guaranteed payments, current	4,914,413	3,807,084
Fortress notes payable, current	4,675,210	1,421,196
Deferred revenue	400,000	-
Total current liabilities	12,294,979	7,331,350
Deferred revenue, non-current	196,429	-
Guaranteed payments	12,880,029	13,105,857
Derivative liabilities	59,262	30,278
Fortress notes payable, net of discount	5,028,729	6,259,321
Fortress revenue share, net of discount	5,549,367	2,478,057
Total liabilities	36,008,795	29,204,863
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, 373,821 and 2,709,690 shares issued and outstanding at June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $469,503 at June 30, 2015 and $2,915,122 at December 31,2014)	374	2,710
Series B convertible preferred stock: 2,750 shares designated, 1,102 shares issued and outstanding at June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $1,102,000 at June 30, 2015 and December 31, 2014	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,518,792 and 27,997,128 shares issued and outstanding at June 30, 2015 and December 31, 2014	36,519	27,997
Additional paid-in capital	54,077,355	51,713,228
Deficit accumulated	(49,097,693)	(43,073,213)
Total stockholders' equity	5,016,556	8,670,723
Total liabilities and stockholders' equity	$41,025,351	$37,875,586

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$4,183,891	$47,044	$4,350,803	$47,044

Operating Expenses
Cost of revenues	792,483	78,205	862,150	78,205
Patent amortization expense	387,038	292,815	774,623	625,371
General and administrative	1,164,946	3,399,763	3,990,506	6,437,386
Total operating expenses	2,344,467	3,770,783	5,627,279	7,140,962

Income (loss) from operations	1,839,424	(3,723,739)	(1,276,476)	(7,093,918)

Other income (expense)
Loss on extinguishment of notes payable	-	-	(2,268,373)	(2,403,193)
Decrease (increase) in fair value of derivative liabilities	5,435	(78,682)	12,321	395,644
Other income	-	-	37	-
Interest expense, net	(1,243,506)	(129,892)	(2,491,989)	(296,160)
Total other (expense), net	(1,238,071)	(208,574)	(4,748,004)	(2,303,709)

Income (loss) before provision for income taxes	601,353	(3,932,313)	(6,024,480)	(9,397,627)

Provision for income taxes	-	-	-	-

Net income (loss)	601,353	(3,932,313)	(6,024,480)	(9,397,627)

Net income (loss) available to common shareholders	$601,353	$(3,932,313)	$(6,024,480)	$(9,397,627)

Basic income (loss) per share	$0.02	$(0.27)	$(0.20)	$(0.69)
Fully diluted income (loss) per share	$0.02	$(0.27)	$(0.20)	$(0.69)

Weighted average shares outstanding:
Basic	34,301,770	14,613,039	30,611,175	13,577,273
Fully diluted	36,418,044	14,613,039	30,611,175	13,577,273

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,024,480)	$(9,397,627)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	8,502	-
Loss on extinguishment of notes payable	2,268,373	2,403,193
Decrease in fair value of derivative liabilities	(12,321)	(395,644)
Amortization of discount on notes payable	1,740,150	201,574
Amortization of patents and acquired contracts	831,123	647,738
Net cost of patents sold	215,372	-
Stock-based compensation	596,901	1,861,654
Changes in operating assets and liabilities
Accounts receivable	205,524	(45,965)
Inventories	130,155	15,345
Prepaid expenses and other current assets	(119,008)	(344,953)
Deferred expenses	315,058	-
Deposits and other assets	(10,000)	(16,113)
Accounts payable	(62,805)	426,035
Accrued expenses and other current liabilities	365,091	-
Accrued interest on notes payable	-	73,065
Deferred revenue	596,429	-
Net cash provided by (used in) operating activities	1,044,064	(4,571,698)

Cash flows from investing activities
Restricted cash	-	(3,500,000)
Purchases of property and equipment	-	(45,961)
Issuance of short-term note receivable, related party	-	(3,000,000)
Cash and other assets received in acquisition	-	790,172
Net cash used in investing activities	-	(5,755,789)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,835,000	6,487,850
Proceeds from issuance of convertible notes payable, net of issuance costs	-	2,905,128
Proceeds from issuance of notes payable	1,126,900	-
Payments on short-term notes payable, related party	-	(100,000)
Net cash provided by financing activities	2,961,900	9,292,978

Net increase (decrease) in cash and cash equivalents	4,005,964	(1,034,509)

Cash and cash equivalents, beginning of period	1,443,349	1,518,684

Cash and cash equivalents, end of period	$5,449,313	$484,175

Supplemental disclosures of cash flow information
Cash paid for interest	$481,838	$83,777
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$881,501	$1,599,977
Conversion of portion of short term note payable, related party, to purchase common stock	$100,000	$-
Offset of short-term related party notes payable and receivable	$-	$3,000,000
Transfer of Series A redeemable convertible preferred stock to preferred stock	$-	$3,392,950
Fair value of convertible notes payable redemption derivative liability	$-	$385,000
Fair value of common stock warrants	$-	$348,963
Acquisition of patents	$-	$2,653,533

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 and 2014

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

Liquidity and Capital Resources

At June 30, 2015, the Company had an accumulated deficit since inception of $49,097,693 and had a negative working capital of $3,603,327. As of August 6, 2015, we had remaining cash of $3,016,667 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral pursuant to the terms of our revenue share and note purchase agreement, as amended and restated (the “Fortress Agreement”), with Fortress Investment Group, LLC and its affiliates (collectively, “Fortress”). These factors raise substantial doubt about our ability to continue as a going concern, which is dependent both on achieving additional licensing and sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first license agreement in February 2015, received an additional drawdown from the Fortress Agreement (net of expenses) of $1,126,900 as a result of entering into the license agreement, received net proceeds of $1,835,000 from the sale of Common Stock in April 2015, and received $4,000,000 gross proceeds from the sale of two patent families in June 2015. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and sales of patents, but we may need to seek additional financing capital through loans, subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional financing capital, we cannot assure you that we will be able to obtain additional such capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business may require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe that cash required for operating expenses will be approximately $6.5 million for the next twelve months, consisting of approximately $2.4 million in employee related costs (an approximate 35% decrease from the level of anticipated expenses disclosed in our Annual Report on Form 10-K), $0.8 million in patent maintenance and prosecution fees, $0.8 million in litigation fees, and $2.5 million in other operating costs. In addition, we estimate our debt principal and interest payments will be approximately $4.4 million, consisting of Fortress debt principal and interest repayments of $2.4 million and $2 million of payments relating to the acquisition of our current patent portfolios. The aforementioned amounts payable to Fortress are in addition to revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for approximately five months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $20 million ($18 million of which is to be paid out of net revenues from patent licensing receipts) for the next three years through August 31, 2017 (with a net present value of $17.8 million,). See Note 10 herein for further information on these guaranteed payments.

As of June 30, 2015, the Company had cash and cash equivalents of $5,449,313 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement) and negative working capital of $3,603,327. The Company’s net loss for the six months ended June 30, 2015 was $6,024,480 and our accumulated deficit amount was $49,097,693 as of June 30, 2015.

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

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Licensing Fees

We derive revenue primarily from the monetization of acquired patents, either through licensing agreements or outright sales of patents. In general, licensing arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-litigate, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for additional payments. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Patent Sales

The Company’s patent monetization efforts also include the sale of select patent assets. As patent sales represents a component of the Company’s ongoing major or central operations and activities, the Company records the related proceeds as revenue. The Company recognizes the patent sales revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.

Amounts related to revenue arrangements that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.

The Company assesses the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met.

Cost of Revenues

Cost of revenues primarily include the costs of patents sold, and other amounts paid to third parties, including technical consultants and intellectual property counsel, under revenue sharing agreements. These costs are included under the caption “Cost of Revenues” in the accompanying Condensed Consolidated Statement of Operations.

Contingent Legal and Consulting Fees

Contingent legal fees are expensed in the Condensed Consolidated Statement of Operations in the period that such fees are determined to be probable, usually when the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement.

In the three months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the three month period ended June 30, 2015.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of June 30, 2015, the Company has not established any reserves for uncollectable accounts.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 Revenue from Contracts with Customers is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements.  Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016.  Early adoption is allowed for all entities for financial statements that have not been previously issued.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

4. Patents

Patent intangible assets consist of the following at June 30, 2015:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$11,893,745	$(2,468,336)	$9,425,409
Total patent intangible assets		$11,893,745	$(2,468,336)	$9,425,409

The Company expects amortization expense to be approximately $1,510,977 per year for each of the next six years and a pro rata portion in the last year.

5. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$59,262	$-	$-	$59,262
Total	$59,262	$-	$-	$59,262

December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$30,278	$-	$-	$30,278
Total	$30,278	$-	$-	$30,278

Prior to the Merger, the Company issued senior secured promissory notes (the “Senior Secured Notes”) with an aggregate principal amount of $5,000,000 which were redeemable upon an event of default. The Senior Secured Notes were later exchanged in favor of amended senior secured promissory notes (the “Amended Secured Convertible Notes”), resulting in an extinguishment of the related derivative liability for the prior Senior Secured Notes. The Company then issued new secured convertible notes (the “New Secured Convertible Notes”, and together with the Amended Secured Convertible Notes, the “Secured Convertible Notes”) with an aggregate principal amount of $3,000,000 which may be redeemed upon an event of default. Since the Secured Convertible Notes were issued at a substantial discount and the event of default clause may require accelerated repayment, the Secured Convertible Notes include an embedded derivative that is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Secured Convertible Notes. The Company estimated the fair value of the derivative liability using a valuation model which included the weighted probability of the amount of redemption and the time until redemption occurs over the note term. The Secured Convertible Notes were paid in full on October 2, 2014, resulting in an extinguishment of the related derivative liability, see Note 6 below.

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock (“Series A-1 Preferred Stock”) which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At June 30, 2015, the threshold price was $0.289 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 Preferred Stock shares of common stock or in the event that not enough shares of common stock are authorized and unissued, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 Preferred Stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post-Merger, the Series A-1 Preferred Stock are no longer redeemable.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration by forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares in October 2014. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of June 30, 2015 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.05%
Dividend yield	0%
Expected term (in years)	3.8226

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the six months ended June 30, 2014 and June 30, 2015:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(118,300)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(220,975)	(56,926)	(117,743)
Balance at June 30, 2014	$385,000	$-	$348,963

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2014	$-	$-	$30,278
Fair value at issuance	-	-	41,305
Change in fair value	-	-	(12,321)
Balance at June 30, 2015	$-	$-	$59,262

6. Borrowing Arrangements

On March 26, 2014, notes payable which have since been retired were amended and restated to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the notes payable of $2,403,193 in the accompanying statements of operations.

On September 23, 2014, the Company entered into a Share Purchase Agreement with the Company’s Chief Executive Officer pursuant to which the Company agreed to issue to the Chief Executive Officer up to 233,640 shares of our common stock at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such Share Purchase Agreement and concurrently with the execution of the agreement, the Chief Executive Officer made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement, the Company was required to return the $300,000 in cash previously prepaid by the Chief Executive Officer. During the quarter ended June 30, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $0.46 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 217,392 shares of previously unissued common stock at a price of $0.46 per share to the Chief Executive Officer. As of June 30, 2015, the Chief Executive Officer has deferred repayment of the remaining amount, and accordingly the $200,000 has been recorded as a related party loan payable.

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

Effective February 25, 2015, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Fortress Amended Agreement” and together with the original Fortress Agreement, sometimes referred to as the “Fortress Agreement”) with Fortress, under which Fortress agreed to make available to the Company up to an additional $3,000,000 between February 25, 2015 and December 31, 2015 (the “Additional Available Credit”). The Additional Available Credit would be drawn down in the form of senior secured notes (the “Additional Notes” and, together with the Original Notes, the “Fortress Notes”) and the additional amount loaned would be based on revenue the Company generates from certain near-term existing and future license agreements (“Draw Down Licenses”). On February 25, 2015, the Company drew down $1,199,500 from the Additional Available Credit and issued Additional Notes in that principal amount to Fortress. In connection with the issuance of the Additional Available Credit, the Company sold 500,000 warrants to purchase shares of the Company’s common stock. After the payment of all transaction-related fees and expenses relating to such issuances, which amounted to $72,600, the Company received net proceeds of $1,126,900. The Company is using these net proceeds for general working capital purposes.

In connection with the issuance of the Additional Notes and the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $335,762, which represents the fair value of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement.

In addition to the issuance of the Additional Notes, the Fortress Amended Agreement amended the original Fortress Agreement as follows:

•	The structuring fee equal to 3.5% of the original principal amount of any such Additional Notes is waived.

•	The Additional Notes will be repaid from the future licensing payments on the Draw Down Licenses received from those specific Draw Down licensee(s), while the requirements otherwise to pay 86% of the Monetization Net Revenues towards the Original Notes for (i) the upfront payment of the initial Draw Down License and (ii) the remaining future payments of Draw Down Licenses are waived in general.

•	The Revenue Participants are entitled to receive $7,700,000 (adjusted from the terms of the Original Notes) plus 70% of the Additional Notes as a portion of the Revenue Stream Basis (as defined below) if the Notes and Revenue Stream payments are paid in full by the Maturity Date or $9,350,000 (adjusted from the terms of the Original Notes) plus 85% of the Additional Notes as a portion of the Revenue Stream Basis if the Fortress Notes and Revenue Stream payments are not paid in full by the Maturity Date. The Revenue Stream payments will begin after all obligations on the Fortress Notes are paid in full. The Company is required to apply specified decreasing percentages (46% to 31% to 6%) of its net revenues (net of monetization costs) from monetizing its intellectual property assets on an ongoing basis to meet the Revenue Stream payment obligations. Payment of the full Revenue Stream payments in addition to the Fortress Note obligations by the Maturity Date would ordinarily occur after the Company receives approximately $60,000,000 in gross licensing revenues, assuming an average monetization cost of 33%.

•	The Company shall not be required to apply the initial installment payment under the first Draw Down License to the Company’s obligations under the Fortress Notes or the Revenue Stream under the Fortress Amended Agreement.

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

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351 and issued to such holders an aggregate of 1,804,030 shares of common stock to the note holders (who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock of the Company until July 2018) as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full. Further, as a result of the termination of the Secured Convertible Notes, $3,500,000 previously held in a cash collateral account in connection with the Secured Convertible Notes was released to the Company.

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

On February 27, 2015, in connection with the execution of the original Fortress Amended Agreement, at closing of the transactions with Fortress, the Company sold 500,000 seven-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.14 per share to Fortress for an aggregate purchase price of $40,000. The warrant was issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On February 27, 2015, in connection with the closing of the transactions contemplated by the Fortress Amended Agreement, the Company paid a closing fee of $35,985 and issued a 5-year warrant for the purchase of 26,989 shares of the Company’s common stock with an exercise price of $2.00 per share to National Securities Corporation, a wholly-owned subsidiary of National Holdings, Inc. (“National”). National acted as advisor to the Company with respect to the transaction.

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

Shares of common stock reserved for future issuance were as follows as of June 30, 2015:

Series A convertible preferred stock	528,548
Series B convertible preferred stock	2,395,653
Options to purchase common stock	2,213,963
Shares reserved for issuance pursuant to 2014 Stock Plan	499,217
Warrants	1,795,447
Total	7,432,828

On March 31, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold 4,673,914 shares of its common stock (the “Shares”) at a purchase price of $0.46 per share resulting in gross proceeds to the Company of $2.15 million (the “Registered Direct Offering”). The Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement dated April 2, 2015 in connection with the Registered Direct Offering. The Registered Direct Offering closed on April 6, 2015.

In connection with the Registered Direct Offering, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) to act as its exclusive placement agent. Pursuant to the Placement Agent Agreement, the Company paid to the Placement Agent $106,000 in cash, issued to the Placement Agent 57,611 five-year warrants with an exercise price of $0.575 per share (the “RD Warrants”) and reimbursed the Placement Agent for certain expenses. In addition, the Company paid to Laidlaw & Company (UK) Ltd. $50,000 in cash and issued 108,697 RD Warrants in connection with certain tail fees owed as a result of the Registered Direct Offering. The RD Warrants allow for cashless exercise in certain situations and contain piggyback registration rights for the seven year period commencing on March 31, 2015.

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

Convertible preferred stock

Convertible preferred stock as of June 30, 2015 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	212,466	$195,264
Series A-2	$1.6996	1,176,748	1,176,748	161,355	$274,239
Series B	$1,000	2,750	2,750	1,102	$1,102,000

During the six months ended June 30, 2015, 2,168,624 shares of Series A-1 Preferred Stock and 167,245 shares of Series A-2 redeemable convertible preferred stock (the “Series A-2 Preferred Stock”, and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”) were converted into common stock.

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

On December 17, 2013, in contemplation of the Merger, the Company issued 2,750 shares of its Series B Preferred Stock (the “Series B Preferred Stock” and collectively with the Series A Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, subject to the terms of its Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”), and warrants to purchase an aggregate of 700,937 shares of the Company’s common stock to certain accredited investors in a private offering transaction for proceeds of $2,750,000. The warrants have an exercise price of $2.66 per common share and expire in June 2016.

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

Conversion

All shares of Series A Preferred Stock are convertible into common stock at the option of the holder at any time after the date of issuance by dividing the stated value of such preferred shares by $0.007073 (reflecting the Reverse Split) in the event of Series A-1 or $1.202065 (reflecting the Reverse Split) in the event of Series A-2 by the conversion amount, each subject to adjustment (including the Reverse Split). All Series B Preferred Stock are convertible, into common stock at the option of the holder, at any time after the date of issuance, by multiplying the conversion amount by the quotient of (x) $1,000 divided by (y) 2.00, each subject to similar adjustment. Each share of the Series A Preferred Stock and Series B Preferred Stock will automatically be converted into common stock, at the then-effective applicable conversion price, upon the occurrence of both i) the full collateralization of the Secured Convertible Notes, and ii) upon the closing of the sale of the Company’s common stock in a firm-commitment, underwritten public offering registered under the Securities Act which results in aggregate proceeds to the Company of at least $20,000,000 at a price per share exceeding such threshold as defined in the Company’s Charter (currently $0.289).

Anti-dilution

Holders of Series A-1 Preferred Stock are entitled to receive certain shares of common stock if and when the Company issues or sells any shares of common stock for a consideration per share less than a certain threshold price (currently $0.289).

As a result of the issuance of the Fortress Shares and warrants as discussed in Note 6, and the Registered Direct Offering (as defined above), the conversion price for the Series B Preferred Stock is $0.46. The conversion price will be further reduced (and the holders of Series B Preferred Stock will be entitled to receive additional shares of common stock upon conversion) if and when the Company issues or sells securities for a consideration per share less than the current conversion price.

Voting rights

Holders of the Series A Preferred Stock are entitled to one vote for each share of common stock into which their shares can be converted. Holders of Series B Preferred Stock are entitled to 403.5 votes for each share of Series B Preferred Stock held.

Substantial Holder Rights

The Certificate of Designations, Preferences and Rights for the Series A Preferred Stock contemplates certain rights for any holder of Series A Preferred Stock that purchased a certain threshold number of shares of Series A Preferred Stock for as long as that holder continued to hold at least twenty percent of shares of Series A Preferred Stock originally purchased (such holders referred to as “Substantial Holders”). During the quarter ended June 30, 2015, there were no longer any Substantial Holders and the rights afforded to such Substantial Holders are no longer in effect.

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares of common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration by forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at June 30, 2015 as discussed in Note 5.

In connection with the Merger, the Company issued warrants to purchase 700,937 shares of common stock at an exercise price of $2.66, of which 586,238 warrants remain outstanding as of June 30, 2015. The warrants expire in June 2016.

On November 1, 2014 the Company issued 277,500 warrants to purchase common stock to an advisor in connection with the Fortress Agreement. The warrants have a weighted average exercise price of $2.07, and the fair value of the warrants at issuance was $164,196.

On February 27, 2015, in connection with the Fortress Amended Agreement, the Company sold 500,000 warrants to purchase common stock with an exercise price of $1.14 and issued 26,989 warrants to purchase common stock with an exercise price of $2.00. The fair value of the warrants at issuance was $172,319 and $4,960, respectively.

Common stock warrants outstanding as of June 30, 2015 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
500,000	6.67	$1.14
108,697	4.77	$0.46
57,611	4.77	$0.58
26,989	4.66	$2.00
247,500	4.34	$2.00
238,412	3.59	$3.04
30,000	2.34	$2.66
586,238	1.00	$2.66
1,795,447	3.81	$1.99

8. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan”, the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. The Board of Directors has reserved 3,605,445 shares of common stock for issuance over the term of the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	689,529	2,417,918	$2.59
Options Granted	(1,908,661)	1,908,661	$1.02
Options Forfeited	619,864	(619,864)	$1.14
Options Expired	60,091	(60,091)	$2.27
Options Cancelled	1,432,661	(1,432,661)	$2.73
Restricted Stock Granted	(394,267)	394,267	$0.39
Restricted Stock Vested	-	(394,267)	$0.39
Balance at June 30, 2015	499,217	2,213,963	$1.56
Total vested and expected to vest shares (options)		2,213,963	$1.56
Total vested shares (options)		948,833	$2.33

As of June 30, 2015, all of the restricted stock granted under the plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at June 30, 2015 was $0.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 restricted stock awards (“RSAs”) to employees and non-employees in exchange for services with vesting specific to each individual award. As of June 30, 2015, 4,509,238 shares were vested, and 424,170 shares were cancelled or forfeited (unvested).

As part of the Merger, 15,000 fully vested options with an exercise price of $14.30, were assumed by Inventergy Global, Inc., and remained outstanding as of June 30, 2015.

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

The following table summarizes information with respect to stock options outstanding at June 30, 2015:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$0.56	25,000	1.84	$0.56	25,000	$0.56
$0.69	326,000	9.58	$0.69	-	$-
$0.77	150,000	9.43	$0.77	25,000	$0.77
$1.14	990,818	8.33	$1.14	176,738	$1.14
$2.05	17,800	9.09	$2.05	17,800	$2.05
$2.27	525,628	8.45	$2.27	525,628	$2.27
$3.04	123,717	1.11	$3.04	123,717	$3.04
$3.85	40,000	7.60	$3.85	40,000	$3.85
$14.30	15,000	0.96	$14.30	15,000	$14.30
	2,213,963	8.08	$1.56	948,883	$2.33

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the six months ended June 30, 2015:

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
General and administrative	$124,627	$865,922	$596,901	$1,861,654

In November 2014, the Company modified the terms to an option granted to a former director. The Company determined that there was no incremental compensation expense associated with the modification.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of June 30, 2015, there were total unrecognized compensation costs of $1,648,911 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.44 years.

Non-employee stock-based compensation expense

For the three and six months ended June 30, 2015 and 2014, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $122,659 and $216,672 for the three and six months ended June 30, 2015, respectively, and $594,103 and $1,380,903 for the three and six months ended June 30, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three- and six- month periods ended June 30, 2015 and 2014.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of June 30, 2015 and 2014.

The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards prior to utilization.

The Company files U.S. Federal and state tax returns. As of June 30, 2015 and 2014, all tax years remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

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

Years ending December 31:
2015	57,136
2016	116,201
2017	68,587
Total	$241,924

Rent expense was approximately $27,168, and $20,286 for the three months ended June 30, 2015 and 2014, respectively, and approximately $54,320, and $45,019 for the six months ended June 30, 2015 and 2014, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The Company will be required to pay the remaining future unconditional guaranteed payments of $20,000,000 ($18 million of which is to be paid out of net revenues from patent licensing receipts) through August 31, 2017, such payments representing the purchase of patents and minimum revenue sharing from the Company’s licensing arrangements and/or similar transactions regarding the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of June 30, 2015 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of June 30, 2015 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2015	5,000,000
2016	5,000,000
2017	10,000,000
Less: discount to present value	(2,205,558)
Guaranteed payments, net of discount	$17,794,442

Pursuant to the patent purchase agreement with Panasonic Corporation (“Panasonic”), a significant portion of the above guaranteed payments are owed to Panasonic.  If the Company’s market capitalization falls below the aggregate dollar amount that the Company owes at that relevant point in time to Panasonic (but only prior to full payment), Panasonic may exercise a limited right to repurchase the Panasonic patent portfolio assets at a purchase price at least equal to the amount the Company paid to purchase the Panasonic patent portfolio. During the three months ended June 30, 2015, the Company was in compliance with the terms of the agreement.

Fortress Notes payable

Pursuant to the Fortress Agreement (as described in Note 6), future debt payments owed to Fortress with respect to the Fortress Notes are as follows:

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

Results of Operations

For the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Revenue

Revenue for the three months ended June 30, 2015 was $4,183,891 and consisted of $4,000,000 from a sale of two patent families, $100,000 from a patent licensing contract (having a total value of approximately $2 million over 5 years), and $83,891 from our access control security product/service lines acquired in the Merger. Revenue for the three months ended June 30, 2014 was $47,044 and was entirely from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 was $792,483, and consisted of $215,372 of cost of patents sold, $548,861 related to patent sale and licensing revenue, and amortization of $28,250 for contracts acquired in the Merger. Cost of revenue for the three months ended June 30, 2014 was $78,205 and consisted of $55,839 related to our access control security product/service lines and amortization of $22,366 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $387,038 and $292,815 for the three months ended June 30, 2015 and June 30, 2014, respectively, was for the amortization of patents acquired.

General and Administrative Expense

General and administrative (‘G&A”) expenses for the three months ended June 30, 2015 were $1,164,946 compared to $3,399,763 for the three months ended June 30, 2014. G&A expenses for the three months ended June 30, 2015 included $1,968 and $122,659 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $271,819 and $594,103 for the three months ended June 30, 2014. Salaries, wages and other personnel expenses were $788,296 and $800,343 for the three months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $12,047 as a result of two employees who left the Company in the second quarter of 2015. Investor relations expense was $95,171 and $361,727 for the three months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $266,556 as a result of decreased costs for investor relations, communications, media and related services in 2015, compared with higher costs in these areas immediately following the Merger in 2014. Patent fees were $124,665 and $387,619 for the three months ended June 30, 2015, and June 30, 2014, respectively, primarily as a result of lower patent research and consulting costs in 2015. Legal expenses had a credit balance of $292,472 for the three months ended June 30, 2015, compared with a total expense of $550,858 for the three months ended June 30, 2014. This decrease of $843,330 was primarily due to eliminating an accrual for contingent legal fees as of June 30, 2015. The Company’s policy related to contingent legal fees is to recognize such fees in the period in which such fees are determined to be probable, usually when the related revenue is recognized. During the three months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the three month period ended June 30, 2015. Other G&A expenses were $324,658 and $433,295 for the three months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $108,637 primarily as a result of lower liability insurance costs and other general expense savings.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2015 and June 30, 2014 was $1,243,506 and $129,892, respectively. The three months ended June 30, 2015 includes interest expense on patents purchased of $180,742, interest expense and amortization of discount on Fortress Notes of $811,968, and interest expense of $250,796. Of these amounts, $250,796 was paid in cash. The three months ended June 30, 2014 includes interest expense on patents purchased of $33,067, amortization of the Secured Convertible Notes discount of $17,134, and interest expense of $80,000, less interest income of $309.

For the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Revenue

Revenue for the six months ended June 30, 2015 was $4,350,803 and consisted of $4,000,000 from a sale of two patent families, $153,571 from a patent licensing contract (having a total value of approximately $2 million over 5 years), and $197,232 from our access control security product/service lines acquired in the Merger. Revenue for the six months ended June 30, 2014 was $47,044 and was entirely from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2015 was $862,150, and consisted of $215,372 for cost of patents sold, $551,556 related to patent sale and licensing revenue, $38,722 of product costs related to access control security product/service lines and amortization of $56,500 for contracts acquired in the Merger. Cost of revenue for the six months ended June 30, 2014 was $78,205 and consisted of $55,839 related to our access control security product/service lines and amortization of $22,366 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $774,623, and $625,371 for the six months ended June 30, 2015 and June 30, 2014, respectively, was for the amortization of patents acquired.

General and Administrative Expense

General and administrative (‘G&A”) expenses for the six months ended June 30, 2015 were $3,990,506 compared to $6,437,386 for the six months ended June 30, 2014. G&A expenses for the six months ended June 30, 2015 included $380,229 and $216,672 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $480,750 and $1,380,904 for the six months ended June 30, 2014. Salaries, wages and other personnel expenses were $1,609,933 and $1,528,163 for the six months ended June 30, 2015, and June 30, 2014, respectively, an increase of $81,770 as a result of hiring additional personnel following the Merger. Investor relations expense was $404,053 and $486,091 for the six months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $82,038 as a result of decreased costs for investor relations, communications, media and related services in 2015, compared with higher costs in these areas immediately following the Merger in 2014. Patent fees were $356,608 and $890,501 for the six months ended June 30, 2015, and June 30, 2014, respectively, primarily as a result of lower patent research and consulting costs in 2015. Legal expenses were $273,995 for the six months ended June 30, 2015, compared with $792,406 for the six months ended June 30, 2014. This decrease of $518,411 was primarily due to eliminating an accrual for contingent legal fees as of June 30, 2015. The Company’s policy related to contingent legal fees is to recognize such fees in the period in which such fees are determined to be probable, usually when the related revenue is recognized. During the six months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the six month period ended June 30, 2015. Other G&A expense was $749,016 and $878,571 for the six months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $129,554, primarily as a result of lower liability insurance costs and other general expense savings.

Loss on Extinguishment of Notes Payable

In connection with the Fortress Amended Agreement with Fortress, the Company recorded a loss of $2,268,373 in the six month period ended June 30, 2015. See Note 6 to our financial statements contained in Item 1 herein.

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

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $12,321 and $395,644, for the six months ended June 30, 2015 and June 30, 2014, respectively. The change for the six months ended June 30, 2015 was the result of a decrease in the common stock warrant value of $12,321. The change for the six months ended June 30, 2014 was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $220,975, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $117,743. See Note 5 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2015 and June 30, 2014 was $2,491,989 and $296,160, respectively. The six months ended June 30, 2015 includes interest expense on patents purchased of $365,891, interest expense and amortization of discount on Fortress Notes of $1,644,260, and interest expense of $481,838. Of these amounts, $481,838 was paid in cash. Interest expense, net, for the six months ended June 30, 2014 includes interest expense on patents purchased of $33,151, amortization of the Secured Convertible Notes discount of $168,424, and interest expense of $96,841, less interest income of $2,256.

Liquidity and Capital Resources

At June 30, 2015, the Company had an accumulated deficit since inception of $49,097,693 and had a negative working capital of $3,603,327. As of August 6, 2015, we had remaining cash of $3,016,667 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement). These factors raise substantial doubt about our ability to continue as a going concern, which is dependent both on achieving additional licensing or sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first license agreement in February 2015, received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 as a result of entering into the license agreement, received net proceeds of $1,835,000 from the sale of Common Stock in April 2015, and received $4,000,000 gross proceeds from the sale of two patent families in June 2015. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing capital through loans, subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The business may require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe that cash required for operating expenses will be approximately $6.5 million for the next twelve months, consisting of approximately $2.4 million in employee related costs (an approximate 35% decrease from the level of anticipated expenses disclosed in our Annual Report on Form 10-K), $0.8 million in patent maintenance and prosecution fees, $0.8 million in litigation fees, and $2.5 million in other operating costs. In addition, we estimate our debt principal and interest payments will be approximately $4.4 million, consisting of Fortress debt principal and interest repayments of $2.4 million and $2 million of payments relating to the acquisition of our current patent portfolios. The aforementioned amounts payable to Fortress are in addition to revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for approximately five months.

On February 11, 2015, the Company entered into its first license agreement, in which we expect to receive an aggregate of $2,000,000 of proceeds over the course of the license. In connection therewith, on February 25, 2015, the Company amended and restated the Fortress Agreement pursuant to which Fortress agreed to make available to the Company an additional $3,000,000 of credit between February 25, 2015 and December 31, 2015, which can be drawn down in the form of additional senior secured notes with the same terms and conditions as the Original Notes. On February 25, 2015, we drew down $1,199,500 from the Additional Available Credit, which after the payment of transaction-related fees and expenses, netted $1,126,900 in proceeds to the Company. The Company may seek to raise additional capital in the form of further draw downs on the remaining Additional Available Credit, which would require the Company to obtain Fortress’ consent.

On June 25, 2015, the Company closed a sale of two of its patent families to an undisclosed third party for which we received gross proceeds of $4,000,000. Following expected payments to third parties and Fortress under revenue share agreements, the Company will retain approximately $1,666,500, which will be used to fund future operating activities.

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

As of June 30, 2015, the Company had cash and cash equivalents of $5,449,313 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement). Also as of June 30, 2015, the Company had negative working capital of $3,603,327. The Company’s net loss for the six months ended June 30, 2015 was $6,024,480 and our accumulated deficit amount was $49,097,693 as of June 30, 2015. Our cash and cash equivalents as of June 30, 2015 consisted primarily of the $4,000,000 proceeds from the sale of two patent families and net proceeds of $1,835,000 (after issuance costs of $315,000) received from the Registered Direct Offering, offset by expenditures for general operating purposes. A detailed description of the Registered Direct Offering is set forth in Note 7 of Item 1 herein.

As of June 30, 2015, the Company had cash and cash equivalents of $5,449,313 compared to $1,443,349 as of December 31, 2014. The increase in cash and cash equivalents of $4,005,964 for the six months ended June 30, 2015 was attributable to net cash provided by operations of $1,044,064 and net proceeds of $2,961,900 from financing activities.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2015 resulted in net cash provided of $1,044,064. Net cash provided by operations consisted of a net loss of $ $6,024,480, offset by non-cash expenses of depreciation expense of $8,502, loss on extinguishment of notes payable of $2,268,373, amortization of discount on notes payable of $1,740,150, amortization of patents and acquired contracts of $831,123, stock-based compensation of $596,901, and net cost of patents sold of $215,372. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $12,321. Changes in operating assets and liabilities provided cash of $1,420,444, from a decrease in accounts receivable of 205,524, a decrease in inventories of $130,155, a decrease in deferred expenses of $315,058, an increase in accrued expenses and other current liabilities of $365,091, and an increase in deferred revenue of $596,429, partially offset by an increase in prepaid expenses and other current assets of $119,008, an increase in deposits and other assets of $10,000, and a decrease in accounts payable of $62,805.

The Company’s operating activities for the six months ended June 30, 2014 resulted in net cash used of $4,571,698. Net cash used from operations consisted of a net loss of $ $9,397,627, partially offset by loss on extinguishment of notes payable of $2,403,193, amortization of discount on notes payable of $201,574, amortization of patents and acquired contracts of $647,738, and stock-based compensation of $1,861,654. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $395,644. Changes in operating assets and liabilities provided cash of $107,414, consisting of a decrease in inventories of $15,345, an increase in accounts payable of $426,035, and an increase in accrued interest on notes payable of $73,065, partially offset by an increase in accounts receivable of $45,965, an increase in prepaid expenses and other current assets of $344,953, and an increase in deposits and other assets of $16,113.

Cash Flows – Investing Activities

The Company had no investing activities in the six months ended June 30, 2015. For the six months ended June 30, 2014, investing activities resulted in net cash used of $5,755,789, which consisted of an increase in restricted cash of $3,500,000, purchases of property and equipment of $45,961 and the issuance of a short-term note receivable to a related party of $3,000,000, partially offset by cash and other assets received in the Merger of $790,172.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2015 resulted in net cash received of $2,961,900, consisting of $1,835,000 received from the sale of common stock (net of $315,000 of issuance costs) and $1,126,900 from issuance of notes payable.

The Company’s financing activities for the six months ended June 30, 2014 resulted in net cash received of $9,292,978. Net cash was provided by proceeds from the issuance of common stock of $6,487,850 and net cash proceeds from the issuance of convertible notes payable of $2,905,128 offset by payments on short-term notes payable, related party of $100,000.

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

Based on their evaluation, the Certifying Officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective because we had a material weakness in our internal control over financial reporting. This was due to a lack of personnel with the appropriate level of experience and technical expertise to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain accounting judgments in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. However, as noted in the following paragraph, the Certifying Officers noted significant improvement over prior periods based on the changes described below.

Changes in internal control over financial reporting.

On April 20, 2015, the Company reorganized its financial operations in an effort to address the material weakness. The Company terminated its then current Chief Financial Officer and replaced this position and certain services of an outside accounting firm utilized by the Company with consulting services from The Brenner Group, Inc., a financial consultancy firm (the “The Brenner Group”). Accordingly, on April 20, 2015, the Board appointed John Niedermaier as the Company’s Chief Financial Officer pursuant to the terms of an agreement with The Brenner Group. We believe that the hiring of The Brenner Group and Mr. Niedermaier specifically addresses our material weakness. Furthermore, during the three months ended June 30, 2015, timely reviews of accounting records, transactions and supporting schedules have been implemented which Company management believes will eliminate the material weakness in internal control if consistently maintained. Management expects that the aforementioned material weakness will be eliminated in future reporting periods.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Federal Court for the Eastern District of Texas, against Genband, Inc. over the infringement of five patents owned by Inventergy. The complaint has now been served, Genband has answered the complaint, and the case is pending before the Court. The parties are engaged in mediation discussions.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy as defendants and alleging non-infringement of seven patents from Inventergy’s IMS/VOIP patent portfolio. On January 26, 2015, Inventergy filed and served Sonus with a complaint in the District of Massachusetts (the “Massachusetts Action”), where Sonus is headquartered, alleging infringement of the same seven patents at issue in the California Action. On March 10, 2015, Sonus filed an amended declaratory judgment complaint in the Northern District of California relating to the California Action, alleging non-infringement of the same seven patents, unfair competition, breach of contract and a RICO claim under 18 USC 1961, which was further amended May 11, 2015. On July 23, 2015, the California court denied Inventergy’s motions to dismiss and/or transfer the California Action. The Court ordered the parties to engage in mediation for a 90 day period. The Massachusetts Action has been dismissed and the case will proceed in the California Action.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2015	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
Name: Joseph W. Beyers
Title: Chief Executive Officer

By: /s/ John G. Niedermaier
Name: John G. Niedermaier
Title: Chief Financial Officer

