Form 10-Q
period 2015-09-30
Inventergy Global, Inc.
filed 2015-11-10
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, the registrant had 42,220,861 shares of common stock outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,368,118	$1,443,349
Accounts receivable	39,198	259,049
Inventories	172,584	302,739
Prepaid expenses and other current assets	233,721	212,280
Deferred expenses, current	2,699,167	3,000,000
Total current assets	4,512,788	5,217,417
Property and equipment, net	29,514	42,267
Deferred expenses, patents	13,271,324	12,094,420
Patents, net	9,047,666	10,415,404
Intangible assets, net	414,333	499,083
Goodwill	8,858,504	8,858,504
Debt issuance costs	590,591	729,498
Deposits and other assets	28,993	18,993
Total assets	$36,753,713	$37,875,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,616,450	$1,501,938
Accrued expenses and other current liabilities	785,093	301,132
Short-term notes payable, related party	120,000	300,000
Guaranteed payments, current	9,632,958	3,807,084
Fortress notes payable, current	5,202,068	1,421,196
Deferred revenue	400,000	-
Total current liabilities	17,756,569	7,331,350
Deferred revenue, non-current	346,429	-
Guaranteed payments	8,203,908	13,105,857
Derivative liabilities	24,252	30,278
Fortress notes payable, net of discount	2,838,558	6,259,321
Fortress revenue share, net of discount	5,791,823	2,478,057
Total liabilities	34,961,539	29,204,863
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, 373,821 and 2,709,690 shares issued and outstanding at September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $391,397 at September 30, 2015 and $2,915,122 at December 31, 2014)	374	2,710
Series B convertible preferred stock: 2,750 shares designated, 1,102 shares issued and outstanding at September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $1,102,000 at September 30, 2015 and December 31, 2014	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,313,509 and 27,997,128 shares issued and outstanding at September 30, 2015 and December 31, 2014	36,314	27,997
Additional paid-in capital	54,324,045	51,713,228
Accumulated deficit	(52,568,560)	(43,073,213)
Total stockholders' equity	1,792,174	8,670,723
Total liabilities and stockholders' equity	$36,753,713	$37,875,586

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$132,500	$306,603	$4,483,303	$353,646

Operating Expenses
Cost of revenues	51,651	339,795	913,800	418,000
Patent amortization expense	377,742	387,585	1,152,365	1,012,956
General and administrative	1,930,705	2,559,474	5,921,212	8,996,860
Total operating expenses	2,360,098	3,286,854	7,987,377	10,427,816

Loss from operations	(2,227,598)	(2,980,251)	(3,504,074)	(10,074,170)

Other income (expense)
Loss on extinguishment of notes payable	-	-	(2,268,373)	(2,403,193)
Decrease in fair value of derivative liabilities	35,010	271,804	47,331	667,448
Other income	1,600	-	1,637	-
Interest expense, net	(1,279,879)	(229,231)	(3,771,868)	(525,391)
Total other income (expense), net	(1,243,269)	42,573	(5,991,273)	(2,261,136)

Loss before provision for income taxes	(3,470,867)	(2,937,678)	(9,495,347)	(12,335,306)

Provision for income taxes	-	-	-	-

Net loss	(3,470,867)	(2,937,678)	(9,495,347)	(12,335,306)

Net loss available to common shareholders	$(3,470,867)	$(2,937,678)	$(9,495,347)	$(12,335,306)

Basic and diluted loss per share	$(0.10)	$(0.15)	$(0.29)	$(0.79)

Weighted average shares outstanding, basic and diluted	35,425,200	19,852,019	32,233,484	15,698,206

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(9,495,347)	$(12,335,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	12,753	5,668
Loss on extinguishment of notes payable	2,268,373	2,403,193
Decrease in fair value of derivative liabilities	(47,331)	(667,448)
Amortization of discount on notes payable	2,191,248	298,885
Amortization of patents and acquired contracts	1,237,115	1,102,423
Net cost of patents sold	215,372	-
Stock-based compensation	843,386	2,238,184
Changes in operating assets and liabilities
Accounts receivable	219,851	(245,558)
Inventories	130,155	47,294
Prepaid expenses and other current assets	(21,441)	(155,523)
Deferred expenses	300,833	-
Deposits and other assets	(10,000)	(17,484)
Accounts payable	114,512	1,386,113
Accrued expenses and other current liabilities	483,961	549,294
Accrued interest on notes payable	-	73,065
Deferred revenue	746,429	-
Net cash used in operating activities	(810,131)	(5,317,200)

Cash flows from investing activities
Restricted cash	-	(3,500,000)
Purchases of property and equipment	-	(52,186)
Issuance of short-term note receivable, related party	-	(3,000,000)
Cash and other assets received in acquisition	-	790,172
Net cash used in investing activities	-	(5,762,014)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,835,000	6,487,850
Proceeds from issuance of convertible notes payable, net of issuance costs	-	2,905,128
Proceeds from issuance of notes payable	1,126,900	500,000
Payments on short-term notes payable, related party	(80,000)	(100,000)
Payments on Fortress notes payable	(2,147,000)	-
Net cash provided by financing activities	734,900	9,792,978

Net decrease in cash and cash equivalents	(75,231)	(1,286,236)

Cash and cash equivalents, beginning of period	1,443,349	1,518,684

Cash and cash equivalents, end of period	$1,368,118	$232,448

Supplemental disclosures of cash flow information
Cash paid for interest	$631,471	$159,822
Cash paid for income taxes	$-

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$923,928	$3,951,870
Conversion of portion of short-term note payable, related party, to purchase common stock	$100,000	$-
Offset of short-term related party notes payable and receivable	$-	$3,000,000
Transfer of Series A redeemable convertible preferred stock to preferred stock	$-	$3,392,950
Fair value of convertible notes payable redemption derivative liability	$-	$316,200
Fair value of common stock warrants	$41,305	$145,958
Acquisition of patents	$-	$2,653,533

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

1. Organization

Inventergy Global, Inc. (“we”, “us”, “our”, “Inventergy”, or the “Company”) is an intellectual property (IP) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013, at which time it became Inventergy, Inc. On June 6, 2014, a subsidiary (“Merger Sub”) of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. with Inventergy, Inc. emerging as the surviving entity (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

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

Liquidity and Capital Resources

At September 30, 2015, the Company had an accumulated deficit since inception of $52,568,560 and had negative working capital of $13,243,781. As of November 9, 2015, we had remaining cash of $1,338,926. These factors raise substantial doubt about our ability to continue as a going concern, which is dependent both on achieving additional licensing and sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first license agreement in February 2015, received an additional drawdown from the Fortress Agreement of $1,199,500 as a result of entering into the license agreement, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional financing capital, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will require significant amounts of capital over the next twelve months to sustain operations and make the investments it needs to continue operations and execute its longer term business plan. We believe that cash required for operating expenses, exclusive of litigation costs, will be approximately $4.9 million for the next twelve months, consisting of approximately $1.9 million in employee related costs (an approximate 21% decrease from the level of anticipated employee expenses disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2015), $0.8 million in patent maintenance and prosecution fees, and $2.2 million in other operating costs. We anticipate a more aggressive litigation approach will be taken relating to patent enforcement, and estimate litigation expenses of approximately $4.6 million in the next twelve months. In addition, we estimate our debt principal and interest payments will be approximately $5.5 million under the terms of our revenue share and note purchase agreement, as amended and restated (the “Fortress Agreement”) with Fortress Investment Group, LLC and its affiliates (collectively “Fortress”). These amounts payable to Fortress are in addition to revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, available financing opportunities, proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for approximately five months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $20 million ($18 million of which is to be paid out of net revenues from patent licensing receipts) through August 31, 2017 (with a net present value of $17.8 million). See Note 10 herein for further information regarding these guaranteed payments.

As of September 30, 2015, the Company had cash and cash equivalents of $1,368,118 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement) and negative working capital of $13,243,781. The Company’s net loss for the nine months ended September 30, 2015 was $9,495,347 and our accumulated deficit amount was $52,568,560 as of September 30, 2015.

The Company will also require additional financing to purchase additional patent portfolios and to fund its monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the upfront purchase fee (if any) it is likely that additional resources (business, technical and/or legal) may be required to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such do not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the dynamic nature of the credit market, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

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

Cost of Revenues

Cost of revenues primarily include the costs of patents sold, and other amounts paid to third parties, including technical consultants and intellectual property counsel, under revenue sharing agreements. These costs are included under the caption “Cost of Revenues” in the accompanying Condensed Consolidated Statements of Operations.

Contingent Legal and Consulting Fees

Contingent legal fees are expensed in the Condensed Consolidated Statements of Operations in the period that such fees are determined to be probable, usually when the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires making a judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on its knowledge of and relationships with each of its customers, as well as current economic trends, and updates these estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of September 30, 2015, the Company has not established any reserves for uncollectable accounts.

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

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently should circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. On December 31, 2014, the Company recorded an impairment charge of $686,350 as a result of terminating an acquired contract in the first quarter of 2015 that provided distribution services of facility security and access control products that the Company inherited as part of the Merger.

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

☐	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

☐	Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

☐	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements.  Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016.  Early adoption is allowed for all entities so long as they are for financial statements that have not been previously issued.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Immediately following the consummation of the Merger, the Company had 20,018,028 shares of common stock, 6,176,748 shares of Series A Preferred Stock and 2,231 shares of Series B Preferred Stock issued and outstanding. In addition, it had outstanding warrants to purchase 700,937 shares of common stock and outstanding placement agent warrants to purchase 238,412 shares of common stock.

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

(3) eOn and Cortelco Holding redeemed in full certain contingent notes in the maximum initial amount of $11 million (collectively, the “Contingent Note”) in consideration of paying the holders of the Contingent Note either cash in the aggregate amount of $300,000 or shares of Cortelco Holding owned by eOn;

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

Upon completion of the Merger and the Transition Transactions, the Company owned all of the outstanding stock of Inventergy, Inc. and eOn Subsidiary, transferred certain assets held prior to the Merger and no longer owned an interest in Cortelco Holding, Cortelco, Cortelco Systems Puerto Rico, Inc., or Symbio Investment Corp.

The total purchase consideration and the purchase price allocation were as follows:

Fair value of assumed equity allocated to purchase consideration	$10,985,867
Total purchase consideration	$10,985,867

Goodwill	$8,858,504
Intangible asset contract rights	1,342,000
Other assets acquired	816,045
Liabilities assumed	(30,682)
Total purchase allocation	$10,985,867

Goodwill of $8,858,504, which is not deductible for tax purposes, was recognized as a result of the Merger. Goodwill was based on the fair value of eOn stock on the date of purchase less the net assets that were acquired. Intangible assets of $1,342,000 consist of certain contractual rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years. There was an impairment of $686,350 on one of the acquired contracts recognized December 31, 2014.

Acquisition-related costs directly attributable to the Merger totaling $1,237,641 were expensed as incurred in the consolidated statements of operations.

The consideration in the Merger was based on fair value of equity retained by eOn shareholders on June 6, 2014, the date of the Merger close. The historical financial information is that of Inventergy, Inc.

4. Patents

Patent intangible assets consist of the following at September 30, 2015:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	8.0	$11,893,745	$(2,846,079)	$9,047,666
Total patent intangible assets		$11,893,745	$(2,846,079)	$9,047,666

The Company expects amortization expense to be approximately $1,510,977 per year for each of the next six years and a pro rata portion in the last year.

5. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$24,252	$-	$-	$24,252
Total	$24,252	$-	$-	$24,252

December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$30,278	$-	$-	$30,278
Total	$30,278	$-	$-	$30,278

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

In May 2013, the Company sold Series A-1 redeemable convertible preferred stock (“Series A-1 Preferred Stock”) which contained provisions for anti-dilution protection in the event the Company issues common stock at a price below a price per share formula, as defined. At September 30, 2015, the threshold price was $0.289 per share. The anti-dilution protection requires the Company to issue the holders of Series A-1 Preferred Stock shares of common stock or in the event that not enough shares of common stock are authorized and unissued, cash. The anti-dilution provision represents an embedded derivative as it is not clearly and closely related to the host contract. Accordingly, the Company bifurcated the embedded derivative from the host contract and recognized a derivative liability at fair value upon issuance of the Series A-1 Preferred Stock. The Company estimated the fair value of the derivative liability using the Monte Carlo option pricing valuation model which included a probability weighted present value calculation. Post-Merger, the Series A-1 Preferred Stock are no longer redeemable.

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 238,412 shares common stock at an exercise price of $3.04 to a placement agent. The exercise price is subject to adjustment and the warrants may be exercised without cash consideration by forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares in October 2014 (see Note 6). The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of September 30, 2015 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	0.96%
Dividend yield	0%
Expected term (in years)	3.3253

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the nine months ended September 30, 2014 and September 30, 2015:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(118,300)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(289,775)	(56,926)	(320,748)
Balance at September 30, 2014	$316,200	$-	$145,958

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2014	$-	$-	$30,278
Fair value at issuance	-	-	41,305
Change in fair value	-	-	(47,331)
Balance at September 30, 2015	$-	$-	$24,252

6. Borrowing Arrangements

On March 26, 2014, notes payable which have since been retired were amended and restated to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the notes payable of $2,403,193 in the accompanying statements of operations.

On September 23, 2014, the Company entered into a Share Purchase Agreement with the Company’s Chief Executive Officer pursuant to which the Company agreed to issue to the Chief Executive Officer up to 233,640 shares of our common stock at a purchase price of $2.14 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such Share Purchase Agreement and concurrently with the execution of the agreement, the Chief Executive Officer made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement, the Company was required to return the $300,000 in cash previously prepaid by the Chief Executive Officer. During the quarter ended June 30, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $0.46 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 217,392 shares of previously unissued common stock at a price of $0.46 per share to the Chief Executive Officer. As of September 30, 2015, repayments of $80,000 have been made to the Chief Executive Officer and the remaining balance of $120,000 has been recorded as a related party loan payable.

On October 1, 2014, the Company entered into the original Fortress Agreement with Fortress, including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). Pursuant to the original Fortress Agreement, the Company issued an aggregate of $11,000,000 in notes (the “Original Notes”) to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Original Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Original Notes and Fortress Shares, the Company received net proceeds of $9,964,868 (less issuance costs of $450,253). The Company used the net proceeds to pay off the Secured Convertible Notes and the unsecured promissory note payable from First Republic Bank with an aggregate principal amount of $500,000 and for general working capital purposes. The unpaid principal amount of the Original Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Original Notes by the amount of such interest. The PIK interest shall be treated as principal of the Original Notes for all purposes of interest accrual or calculation of any premium payment.

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

In addition to the Mandatory Prepayments, beginning on the last business day of October 2015 (subsequently amended to December 1, 2015 - See Note 11), the Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount of the Original Notes divided by (y) the number of months left until the Maturity Date.

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid the Note Purchasers a structuring fee of $385,000. This was accounted for as a discount on notes payable.

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

Except as described above, the terms of the Additional Notes are identical to the terms of the original Notes issued pursuant to the original Fortress Agreement. Except as described above, the terms of the Original Fortress Agreement, and the Original Notes and warrants issued thereunder, remain in full force and effect, including the existing Monetization Revenue payments for the original Notes and the calculation of the termination fee based on the principal of the Original Notes.

Unregistered Sales of Equity Securities.

In connection with the execution of the original Fortress Agreement, the Company issued 500,000 shares of its common stock at $2.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000 (“the Fortress Shares”). The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes $8,000,000, plus interest of $187,351 and issued an aggregate of 1,804,030 shares of common stock to the note holders (who otherwise had the right to convert the existing notes into 1,508,162 shares of common stock until July 2018) as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full. Further, as a result of the termination of the Secured Convertible Notes, $3,500,000 previously held in a cash collateral account in connection with the Secured Convertible Notes was released to the Company.

In connection with the closing of the transactions contemplated by the original Fortress Agreement, the Company paid a closing fee of $330,000. As discussed in Note 7, the Company also issued a 5 year warrant to purchase 247,500 shares common stock at an exercise price of $2.00 to National Securities Corporation, a wholly-owned subsidiary of National Holdings, Inc. (“National”), who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The fair value of the warrant as of November 1, 2014, the issue date of the warrant, was estimated using the following assumptions:

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

7. Stockholders’ Equity

Common stock

The Company is authorized to issue up to 110,000,000 shares, of which 100,000,000 shares have been designated as common stock and 10,000,000 shares have been designated as preferred stock. Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of each share of common stock shall have the right to one vote for each share.

Shares of common stock reserved for future issuance were as follows as of September 30, 2015:

Series A convertible preferred stock	528,548
Series B convertible preferred stock	2,395,653
Options to purchase common stock	2,134,291
Shares reserved for issuance pursuant to 2014 Stock Plan	2,278,889
Warrants	1,795,447
Total	9,132,828

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

In connection with the Registered Direct Offering, the Company entered into a separate waiver agreement with one of its current stockholders pursuant to which the holder waived its right of participation in the Registered Direct Offering (the “Right of Participation”). In consideration for such waiver, the Company paid to the holder $35,000 in cash and waived any trading volume limitations or other lock-up provisions or restrictions imposed on the holder pursuant to an existing securities purchase agreement and an existing lock-up agreement the holder entered into with the Company. The Company also agreed that in the event that the Company obtains a consent, release amendment, settlement or waiver of the Right of Participation from any other stockholder holding such right in connection with the Registered Direct Offering on more favorable terms than in the waiver agreement prior to expiration of the Right of Participation of the holder, the holder will be entitled to the benefit of the more favorable terms. The holder’s Right of Participation terminated on September 8, 2015.

Convertible preferred stock

Convertible preferred stock as of September 30, 2015 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	212,466	$117,158
Series A-2	$1.6996	1,176,748	1,176,748	161,355	$274,239
Series B	$1,000.00	2,750	2,750	1,102	$1,102,000

During the nine months ended September 30, 2015, 2,168,624 shares of Series A-1 Preferred Stock and 167,245 shares of Series A-2 redeemable convertible preferred stock (the “Series A-2 Preferred Stock”, and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”) were converted into common stock. See “Note 11. Subsequent Event” below for additional information relating to the conversion of the Series A Preferred Stock and the Series B Preferred Stock to common stock in October 2015.

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

The Series B Preferred Stock was repriced at fair value in conjunction with the Merger. The revaluation did not impact earnings per share.

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

Substantial Holder Rights

The Certificate of Designations, Preferences and Rights for the Series A Preferred Stock contemplates certain rights for any holder of Series A Preferred Stock that purchased a certain threshold number of shares of Series A Preferred Stock for as long as that holder continued to hold at least twenty percent of shares of Series A Preferred Stock originally purchased (such holders referred to as “Substantial Holders”). As of September 30, 2015, there were no longer any Substantial Holders and the rights afforded to such Substantial Holders are no longer in effect.

Warrants

In January 2014, the Company issued warrants to purchase 238,412 shares of common stock at an exercise price of $3.04 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $2.27 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration by forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at September 30, 2015 as discussed in Note 5.

In connection with the Merger, the Company issued warrants to purchase 700,937 shares of common stock at an exercise price of $2.66, of which 586,238 warrants remain outstanding as of September 30, 2015. The warrants expire in June 2016.

On November 1, 2014 the Company issued 277,500 warrants to purchase common stock to advisors in connection with the Fortress Agreement. The warrants have a weighted average exercise price of $2.07, and the fair value of the warrants at issuance was $164,196.

On February 27, 2015, in connection with the Fortress Amended Agreement, the Company sold 500,000 warrants to purchase common stock with an exercise price of $1.14 and issued 26,989 warrants to purchase common stock with an exercise price of $2.00. The fair value of the warrants at issuance was $172,319 and $4,960, respectively.

Common stock warrants outstanding as of September 30, 2015 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
500,000	6.42	$1.14
108,697	4.52	$0.46
57,611	4.52	$0.58
26,989	4.41	$2.00
247,500	4.09	$2.00
238,412	3.34	$2.27
30,000	2.09	$2.66
586,238	0.75	$2.66
1,795,447	3.56	$1.88

8. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan”, the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. An additional 1,700,000 shares were added to the 2014 Plan in September 2015. Following such addition, the Board of Directors reserved 5,305,445 shares of common stock for issuance over the term of the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

As of September 30, 2015, stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	689,529	2,417,918	$2.59
Additions to 2014 Stock Plan	1,700,000
Options Granted	(1,908,661)	1,908,661	$1.02
Options Forfeited	646,514	(646,514)	$1.14
Options Expired	113,113	(113,113)	$2.63
Options Cancelled	1,432,661	(1,432,661)	$2.73
Restricted Stock Granted	(394,267)	394,267	$0.39
Restricted Stock Vested	-	(394,267)	$0.39
Balance at September 30, 2015	2,278,889	2,134,291	$1.53
Total vested and expected to vest shares (options)		2,134,291	$1.53
Total vested shares (options)		1,021,911	$2.13

As of September 30, 2015, all of the restricted stock granted under the plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at September 30, 2015 was $0.

Prior to the plan being established, the Company granted the equivalent of 7,167,585 restricted stock awards (“RSAs”) to employees and non-employees in exchange for services with vesting schedules specific to each individual award. As of September 30, 2015, 4,509,238 shares were vested, and 629,453 shares were cancelled or forfeited (unvested).

As part of the Merger, 15,000 fully vested options with an exercise price of $14.30 were assumed by Inventergy Global, Inc. and remained outstanding as of September 30, 2015.

Cancellation and Issuance of Options

On March 25, 2015, the Company cancelled certain unvested options (totaling 1,432,661) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $2.05 to $3.85, 10 year terms and one to four year vesting terms. In addition, on March 25, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 1,269,845 options to its employees, the vesting schedules of which were increased by 12 months as compared to the cancelled options – an increase from an average vesting schedule spanning 2.1 years to 3.1 years. The Company also granted an aggregate of 162,816 options to its directors, the vesting schedules of which were left substantially unchanged as compared to the cancelled options which had been set to align with the service period of each board member. The new options have an exercise price of $1.14 per share, which is a 48% premium to the closing price of the Company’s common stock as of March 25, 2015. This cancellation and issuance of new options resulted in an increase in stock compensation expense of $272,720 which is being recognized over the remaining average vesting period of 3.1 years.

The following table summarizes information with respect to stock options outstanding at September 30, 2015:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$0.56	25,000	1.58	$0.56	25,000	$0.56
$0.69	316,000	9.32	$0.69	43,250	$0.69
$0.77	150,000	9.18	$0.77	25,000	$0.77
$1.14	974,168	8.03	$1.14	259,538	$1.14
$2.05	17,800	8.84	$2.05	17,800	$2.05
$2.27	525,628	8.13	$2.27	525,628	$2.27
$3.04	70,695	1.58	$3.04	70,695	$3.04
$3.85	40,000	7.35	$3.85	40,000	$3.85
$14.30	15,000	0.71	$14.30	15,000	$14.30
	2,134,291	7.98	$1.53	1,021,911	$2.13

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the nine months ended September 30, 2015:

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
General and administrative	$246,485	$376,530	$843,386	$2,238,184

In November 2014, the Company modified the terms to an option granted to a former director. The Company determined that there was no incremental compensation expense associated with the modification.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of September 30, 2015, there were total unrecognized compensation costs of $1,187,274 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.25 years.

Non-employee stock-based compensation expense

For the three and nine months ended September 30, 2015 and 2014, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $41,381 and $258,053 for the three and nine months ended September 30, 2015, respectively, and $(67,910) and $1,312,993 for the three and nine months ended September 30, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

9. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three- and nine- month periods ended September 30, 2015 and 2014.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of September 30, 2015 and 2014.

The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards prior to utilization.

The Company files U.S. federal and state tax returns. As of September 30, 2015 and 2014, all tax years remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

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

Years ending December 31:
2015	28,568
2016	116,201
2017	68,587
Total	$213,356

Rent expense was approximately $27,152, and $36,202 for the three months ended September 30, 2015 and 2014, respectively, and approximately $81,472, and $81,221 for the nine months ended September 30, 2015 and 2014, respectively.

Guaranteed payments

The Company has entered into agreements to purchase certain patent assets. The Company will be required to pay the remaining future unconditional guaranteed payments of $20,000,000 ($18 million of which is to be paid out of net revenues from patent licensing receipts) through August 31, 2017, such payments representing the purchase of patents and minimum revenue sharing from the Company’s licensing arrangements and/or similar transactions regarding the purchased patents to other parties. The guaranteed payments are accrued on the Company’s accompanying balance sheet as of September 30, 2015 at net present value using a discount rate of 12%. The associated discount is being amortized using the effective interest method. Expenses related to minimum revenue sharing payments are deferred as of September 30, 2015 and will be amortized in correlation with the future payment schedule. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with these agreements are payable as follows:

Years ending December 31:
2015	4,667,415
2016	5,000,000
2017	10,000,000
Less: discount to present value	(1,830,549)
Guaranteed payments, net of discount	$17,836,866

Pursuant to the patent purchase agreement with Panasonic Corporation (“Panasonic”), a significant portion of the above guaranteed payments are owed to Panasonic.  If the Company’s market capitalization falls below the aggregate dollar amount that the Company owes at that relevant point in time to Panasonic (but only prior to full payment), Panasonic may exercise a limited right to repurchase the Panasonic patent portfolio assets at a purchase price at least equal to the amount the Company paid to purchase the Panasonic patent portfolio. During the three months ended September 30, 2015, the Company was in compliance with the terms of the agreement.

Fortress Notes payable

Pursuant to the Fortress Agreement (as described in Note 6), future debt payments owed to Fortress with respect to the Fortress Notes are as follows:

Years ending December 31:
2015	1,306,629
2016	5,327,055
2017	4,102,810
Total	$10,736,494

11. Subsequent Events

Conversion of Preferred Stock

In October 2015, the Company entered into agreements with holders of all of the outstanding Series A and Series B Preferred Stock pursuant to which the holders agreed to exchange all of their outstanding shares of Series A and Series B Preferred Stock for common stock. As a result, as of October 13, 2015, there were no remaining shares of Series A or Series B Preferred Stock outstanding. The previously-outstanding Preferred Stock amounts, along with the newly-issued common stock amounts, are as follows:

	Outstanding as of Sept. 30, 2015	Newly-Issued Common Stock
Series A-1	212,466	1,412,613
Series A-2	161,355	285,179
Series B	1,102	4,209,560

Modification of Fortress Amended Agreement

On October 30, 2015, the Company and Fortress amended the Fortress Amended Agreement. The amendment deferred the initial Amortization Payment and suspended the requirement to maintain a $1 million minimum cash balance until December 1, 2015. In addition, the parties agreed to decrease the exercise price on the 500,000 warrants issued to Fortress in February 2015 to $0.254 per share.

Settlement of Litigation

On October 27, 2015, the Company and Genband US LLC (“Genband”) settled a patent infringement action brought by Inventergy, Inc. The settlement agreement required Genband, among other provisions, to pay a confidential settlement fee to Inventergy, Inc.

Modification of Patent Payment Terms

On October 30, 2015, the Company and a third party from whom the Company purchased one of its patent portfolios agreed to amend the terms of the original patent purchase agreement under which the Company was required to make a $2,000,000 payment by December 1, 2015. The amendment provides that the Company will make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016, which amounts include $95,000 in additional interest. These payments may be paid at a 10% discount if paid 45 days or more in advance of their respective due dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

The Company is an IP investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc., our wholly-owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013, at which time it became Inventergy, Inc. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy, Inc. with Inventergy, Inc. becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to “Inventergy Global, Inc.”

The Company works to develop long-term relationships with global companies seeking to strategically realize an appropriate return on IP assets in which they have invested a significant amount of research and development (IP value creation). The Company offers clients a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. The Company has focused initially on developing relationships with companies in the telecommunications industry but its business purpose is not limited to this industry. We aspire to be a market-leader in IP value creation across various technology and market segments.

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

Results of Operations

For the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenue

Revenue for the three months ended September 30, 2015 was $132,500 and consisted of $100,000 from a patent licensing contract (having a total value of approximately $2 million over five years), and $32,500 from our access control security product/service lines acquired in the Merger. Revenue for the three months ended September 30, 2014 was $306,603 and was generated entirely from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2015 was $51,651, consisting of $20,875 in third party payments related to patent licensing revenue, $28,250 of amortization of contracts acquired, and $2,526 of freight out related to our access control security product line. Cost of revenue for the three months ended September 30, 2014 was $339,795 and included the cost of access products sold of $242,695, cost of fulfillment services of $30,000, and amortization of $67,100 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense for the three months ended September 30, 2015 and September 30, 2014 was $377,742 and $387,585, respectively, for the amortization of patents acquired.

General and Administrative Expense

General and administrative (‘G&A”) expenses for the three months ended September 30, 2015 were $1,930,705 compared to $2,559,474 for the three months ended September 30, 2014. G&A expenses for the three months ended September 30, 2015 included $205,104 and $41,381 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $444,440 in equity compensation expense for employees and an expense offset of $67,910 for non-employees for the three months ended September 30, 2014. Salaries, wages and other personnel expenses were $686,609 and $795,394 for the three months ended September 30, 2015, and September 30, 2014, respectively, a decrease of $108,785 as a result of five employees who left the Company during the first three quarters of 2015. Investor relations expense was $63,192 and $104,823 for the three months ended September 30, 2015, and September 30, 2014, respectively, a decrease of $41,631 as a result of decreased costs for investor relations, communications, media and related services in 2015, compared to higher costs in these areas following the Merger in 2014. Patent fees were $249,695 and $513,664 for the three months ended September 30, 2015, and September 30, 2014, respectively, primarily as a result of lower patent research and consulting costs in 2015. Legal expenses were $427,903 for the three months ended September 30, 2015, compared to $354,402 for the three months ended September 30, 2014. This increase of $73,501 was primarily due to two ongoing litigation matters in 2015. Other G&A expenses were $256,821 and $414,661 for the three months ended September 30, 2015, and September 30, 2014, respectively, representing a decrease of $157,840 primarily as a result of lower consulting fees and reduced business travel.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2015 and September 30, 2014 was $1,279,879 and $229,231, respectively. Interest expense, net, for the three months ended September 30, 2015 includes interest expense on patents purchased of $261,131, and interest expense and an amortization of discount on Fortress Notes of $1,018,758. Of these amounts, $218,791 was paid in cash. Interest expense, net, for the three months ended September 30, 2014 includes interest expense on patents purchased of $129,615, amortization of the Secured Convertible Notes discount of $17,050, and interest expense of $82,591, less interest income of $25.

For the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenue

Revenue for the nine months ended September 30, 2015 was $4,483,303 and consisted of $4,000,000 from a sale of two patent families, $253,571 from a patent licensing contract (having a total value of approximately $2 million over 5 years), and $229,732 from our access control security product/service lines acquired in the Merger. Revenue for the nine months ended September 30, 2014 was $353,646 and was entirely from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2015 was $913,800, and consisted of $215,372 for cost of patents sold, $572,430 related to patent sale and licensing revenue, $41,248 of product costs related to access control security product/service lines and amortization of $84,750 for contracts acquired in the Merger. Cost of revenue for the nine months ended September 30, 2014 was $418,000 and consisted of cost of products related to our access control security product/service lines of $290,533, fulfillment costs and services of $38,000, and amortization of $89,467 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $1,152,365, and $1,012,956 for the nine months ended September 30, 2015 and September 30, 2014, respectively, was for the amortization of patents acquired.

General and Administrative Expense

General and administrative (“G&A”) expenses for the nine months ended September 30, 2015 were $5,921,212 compared to $8,996,860 for the nine months ended September 30, 2014. G&A expenses for the nine months ended September 30, 2015 included $585,333 and $258,053 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $925,190 and $1,312,993 for the nine months ended September 30, 2014. Salaries, wages and other personnel expenses were $2,296,542 and $2,323,557 for the nine months ended September 30, 2015, and September 30, 2014, respectively, a decrease of $27,015 primarily as a result of a departure of five people in the nine months ended September 30, 2015. Investor relations expense was $467,245 and $590,914 for the nine months ended September 30, 2015, and September 30, 2014, respectively, a decrease of $123,669 as a result of decreased costs for investor relations, communications, media and related services in 2015, compared to higher costs in these areas following the Merger in 2014. Patent fees were $606,303 and $1,404,165 for the nine months ended September 30, 2015, and September 30, 2014, respectively, primarily as a result of lower patent research, renewal and consulting costs in 2015. Legal expenses were $701,898 for the nine months ended September 30, 2015, compared to $1,146,808 for the nine months ended September 30, 2014. This decrease of $444,910 was primarily due to eliminating an accrual for contingent legal fees as of June 30, 2015, partially offset by ongoing litigation matters. The Company’s policy related to contingent legal fees is to recognize such fees in the period in which such fees are determined to be probable, usually when the related revenue is recognized. During the six months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the six month period ended June 30, 2015. Other G&A expenses were $1,005,838 and $1,293,233 for the nine months ended September 30, 2015, and September 30, 2014, respectively, representing a decrease of $287,395, primarily as a result of lower consulting fees, reduced business travel, lower liability insurance costs and other general expense savings.

Loss on Extinguishment of Notes Payable

In connection with the Fortress Amended Agreement, the Company recorded a loss of $2,268,373 in the nine month period ended September 30, 2015. See Note 6 to our financial statements contained in Item 1 herein.

On March 26, 2014, the Company amended and restated certain Senior Secured Notes with an aggregate original principal amount of $5,000,000 issued on May 10, 2013 and also issued $3,000,000 in New Secured Convertible Notes for a total of $8,000,000 of Secured Convertible Notes. The Senior Secured Notes were amended to allow for their conversion into common stock and to amend the interest rate. In conjunction with the amendment to the Senior Secured Notes, in 2014 the Company recorded a loss on extinguishment of $2,403,193. See Note 6 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $47,331 and $667,448 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The change for the nine months ended September 30, 2015 was entirely due to a decrease in the common stock warrant value. The change for the nine months ended September 30, 2014 was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $289,775, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $320,748. See Note 5 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2015 and September 30, 2014 was $3,771,868 and $525,391, respectively. For the nine months ended September 30, 2015, this amount includes interest expense on patents purchased of $627,021, interest expense and amortization of discount on Fortress Notes of $2,444,227, and interest expense of $700,620. Of these amounts, $631,471 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the nine months ended September 30, 2014 includes interest expense on patents purchased of $129,615, amortization of the Secured Convertible Notes discount of $185,474, and interest expense of $210,954, less interest income of $652.

Liquidity and Capital Resources

At September 30, 2015, the Company had an accumulated deficit since inception of $52,568,560 and had negative working capital of $13,243,781. As of November 9, 2015, we had remaining cash of $1,338,926. These factors raise substantial doubt about our ability to continue as a going concern, which is dependent both on achieving additional licensing or sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first licensing agreement in February 2015, received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 as a result of entering into the license agreement, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of our securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The Company may require significant amounts of capital over the next twelve months to sustain our operations and make the investments needed to continue operations and execute its longer term business plan. We estimate operating expenses, exclusive of litigation costs, will be approximately $4.9 million over the next twelve months, consisting of approximately $1.9 million in employee related costs (an approximate 21% decrease from the level of anticipated employee expenses disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2015), $0.8 million in patent maintenance and prosecution fees, and $2.2 million in other operating costs. We anticipate a more aggressive litigation approach will be taken relating to patent enforcement, and estimate litigation expenses of approximately $4.6 million in the next twelve months. In addition, we estimate our debt principal and interest payments will be approximately $5.5 million to Fortress. These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, available financing opportunities, proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for approximately five months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay unconditional guaranteed payments to the sellers of the patents of an aggregate of $20 million ($18 million of which to be paid out of net revenues from patent licensing receipts) through August 31, 2017 (with a net present value of $17.8 million). See Note 10 in the accompanying financial statements for further information regarding these guaranteed payments.

On February 11, 2015, the Company entered into its first license agreement, in which we expect to receive an aggregate of $2,000,000 of proceeds over the course of the five-year license. In connection therewith, on February 25, 2015, the Company amended and restated the Fortress Agreement pursuant to which Fortress agreed to make available to the Company an additional $3,000,000 of credit between February 25, 2015 and December 31, 2015, which can be drawn down in the form of additional senior secured notes with the same terms and conditions as the Original Notes. On February 25, 2015, we drew down $1,199,500 from the Additional Available Credit, which after the payment of transaction-related fees and expenses, netted $1,126,900 in proceeds to the Company. The Company may seek to raise additional capital in the form of further draw downs on the remaining Additional Available Credit, which would require the Company to obtain Fortress’ consent.

On June 25, 2015, the Company closed a sale of two of its patent families to an undisclosed third party for which we received gross proceeds of $4,000,000. Following expected payments to third parties and Fortress under revenue share agreements, the Company will retain approximately $1,666,500, which will be used to fund future operating activities.

In addition to our capital needs over the next twelve months, which are detailed above, our future capital requirements will depend on many factors, including our levels of net sales and licensing revenues, as well as the timing and extent of expenditures to support our patent infringement litigation. If we issue equity or equity equivalents to raise additional funds, our existing stockholders could experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. If adequate capital is not available when needed, we will be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, to reduce or cease operations or to default under the Fortress Agreement, which could lead to the repossession of our patent portfolios by Fortress.

As of September 30, 2015, the Company had cash and cash equivalents of $1,368,118 (which includes $1,000,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress Agreement). Also as of September 30, 2015, the Company had negative working capital of $13,243,781. The Company’s net loss for the nine months ended September 30, 2015 was $9,495,347 and our accumulated deficit amount was $52,568,560 as of September 30, 2015. Our cash and cash equivalents as of September 30, 2015 consisted primarily of the $4,000,000 proceeds from the sale of two patent families and net proceeds of $1,835,000 (after issuance costs of $315,000) received from the Registered Direct Offering, offset by expenditures for general operating purposes. A detailed description of the Registered Direct Offering is set forth in Note 7 of Item 1 herein.

As of September 30, 2015, the Company had cash and cash equivalents of $1,368,118 compared to $1,443,349 as of December 31, 2014. The decrease in cash and cash equivalents of $75,231 for the nine months ended September 30, 2015 was attributable to net cash used in operating activities of $810,131, partially offset by net cash provided by financing activities of $734,900.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2015 resulted in net cash used of $810,131. Net cash used in operating activities consisted of a net loss of $ $9,495,347, partially offset by non-cash expenses consisting of depreciation expense of $12,753, loss on extinguishment of notes payable of $2,268,373, amortization of discount on notes payable of $2,191,248, amortization of patents and acquired contracts of $1,237,115, stock-based compensation of $843,386, and net cost of patents sold of $215,372. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $47,331. Changes in operating assets and liabilities provided cash of $1,964,300, from a decrease in accounts receivable of $219,851, a decrease in inventories of $130,155, a decrease in deferred expenses of $300,833, an increase in accounts payable of $114,512, an increase in accrued expenses and other current liabilities of $483,961, and an increase in deferred revenue of $746,429, partially offset by an increase in prepaid expenses and other current assets totaling $21,441 and an increase in deposits and other assets of $10,000.

The Company’s operating activities for the nine months ended September 30, 2014 resulted in net cash used of $5,317,200. Net cash used from operations consisted of a net loss of $12,335,306, partially offset by non-cash expenses of depreciation expense of $5,668, loss on extinguishment of notes payable of $2,403,193, amortization of discount on notes payable of $298,885, amortization of patents and acquired contracts of $1,102,423, and stock-based compensation of $2,238,184. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $667,448. Changes in operating assets and liabilities provided cash of $1,637,201, consisting of a decrease in inventories of $47,294, an increase in accounts payable of $1,386,113, an increase in accrued expenses and other current liabilities of $549,294, and an increase in accrued interest on notes payable of $73,065, partially offset by an increase in accounts receivable of $245,558, an increase in prepaid expenses and other current assets of $155,523, and an increase in deposits and other assets of $17,484.

Cash Flows – Investing Activities

The Company had no investing activities during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, investing activities resulted in net cash used of $5,762,014, which consisted of an increase in restricted cash of $3,500,000, purchases of property and equipment of $52,186 and the issuance of a short-term note receivable to a related party of $3,000,000, partially offset by cash and other assets received in the Merger of $790,172.

Cash Flows – Financing Activities

The Company’s financing activities for the nine months ended September 30, 2015 resulted in net cash received of $734,900, consisting of $1,835,000 received from the sale of common stock (net of $315,000 of issuance costs) and $1,126,900 from issuance of notes payable, partially offset by repayments of Fortress notes of $2,147,000 and repayments of $80,000 of short-term notes payable to a related party.

The Company’s financing activities for the nine months ended September 30, 2014 resulted in net cash received of $9,792,978. Net cash was provided by proceeds from the issuance of common stock of $6,487,850, net cash proceeds from the issuance of convertible notes payable of $2,905,128, and net cash proceeds of $500,000 from the issuance of notes payable, partially offset by payments of $100,000 on short-term notes payable to a related party.

The Company will require additional financing for the purchase of additional patent portfolios and to fund its monetization efforts if new attractive opportunities are found. If the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may need to be hired to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such does not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the dynamic credit market, the Company is not able to predict with any certainty whether it could obtain debt or equity financing to provide additional sources of liquidity at favorable rates should the need arise.

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

Based on their evaluation, the Certifying Officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

On April 20, 2015, the Company reorganized its financial operations in an effort to address a previous material weakness. The Company terminated its then current Chief Financial Officer and replaced this position and certain services of an outside accounting firm utilized by the Company with consulting services from The Brenner Group, Inc., a financial consultancy firm (the “The Brenner Group”). Accordingly, on April 20, 2015, the Board appointed John Niedermaier as the Company’s Chief Financial Officer pursuant to the terms of an agreement with The Brenner Group. We believe that the hiring of The Brenner Group and Mr. Niedermaier specifically addresses our material weakness. Based on this change and on other improvements in internal review procedures implemented since April 2015, the Certifying Officers concluded that a material weakness no longer existed as of September 30, 2015.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Federal Court for the Eastern District of Texas, against Genband US LLC (“Genband”) over the infringement of five patents owned by Inventergy, Inc. On October 27, 2015, Inventergy, Inc. entered into a settlement agreement with Genband pursuant to which, among other provisions, Genband pays an undisclosed settlement fee to Inventergy, Inc.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy, Inc. as defendants and alleging non-infringement of seven patents from Inventergy, Inc.’s IMS/VOIP patent portfolio. The complaint was amended on March 10 and May 11, 2015, further alleging unfair competition, breach of contract and a RICO claim under 18 USC 1961. The Company and Inventergy, Inc. counterclaimed on August 6, 2015 for infringement of the same seven patents, which was answered by Sonus on August 31, 2015. The parties are currently engaged in court-ordered mediation discussions.

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

Date: November 10, 2015	Inventergy Global, Inc.

	By:	/s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

	By:	/s/ John G. Niedermaier
	Name:	John G. Niedermaier
	Title:	Chief Financial Officer

