Form 10-K
period 2015-12-31
Inventergy Global, Inc.
filed 2016-04-04
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐  No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2015, as reported on the Nasdaq Capital Market, was $8,329,282.

As of March 30, 2016, 4,212,220 shares of common stock, $0.001 par value per share, were outstanding.

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

The core strategy of the Company is to acquire significant patent portfolios from Global Fortune 500 companies who are leaders or major players in their industries and then generate reasonable value from these portfolios through licensing or sales of these patents. The Company typically purchases patents for an upfront fee as well as a percentage of net revenue (i.e. revenue generated from the relevant portfolio, usually after deduction of litigation or other related monetization costs, if any). This percentage is low enough so that, together with the outright acquisition of the IP assets, there is not actual or implied direct control of the actions of the Company in its IP value creation efforts. As a result, the Company remains independent of these clients. The Company typically gains full ownership of the portfolios including the rights to past damages and has the sole right to determine the best strategy to derive value from the portfolios.

The Company is headquartered in Campbell, California. In addition to its employees, the Company engages third party resources including technical experts, reverse engineering firms, valuation experts, market research firms and law firms specializing in intellectual property law and litigation. If and when the Company acquires additional large patent portfolios, we may hire two to three additional employees in the areas of business, technical or legal to assist in IP value creation for those new assets.

Business Strategy

Key elements of our strategy include:

•	Targeting a select number of market- and technology-leading companies whose product and service revenue or internal IP monetization efforts may not be yielding appropriate value for their IP assets.
•	Leveraging our management’s expertise to select, value and out-license patent assets to create additional IP value for these clients in relationship-based, fair and substantial licensing programs.
•	Expanding our approach across other technologies and businesses.

Competitive Strengths

•	Our directors and officers have significant experience creating value from IP assets and are recognized leaders in their fields (for more details please see “Item 10. Directors, Executive Officers and Corporate Governance” below).

•	We believe that the talent, experience and skill sets of our management team are key differentiators for the Company, and establish it among the very best of its peers.

•	Our management team’s contacts across many IP-dependent industries provide key sourcing capability.

o	The Company’s officers and directors are well-known across IP and technical industries, with significant and important relationships with prospective target clients as well as potential out-licensing customers. The Company leverages its reputation and relationships to achieve fair and reasonable value and to complete transactions in a timely manner.

•	We expect that the development of long-term relationships with our clients will help ensure on-going revenue streams built on key asset portfolios from existing clients.

o	We expect that long-term relationships with clients will provide a continual potential source of new assets and support continuing revenue growth opportunities.

•	We believe that the Company’s professional corporate out-licensing model will enable timely value-creation from client portfolio assets as well as on-going revenue streams.

o	Management believes it can drive an efficient process for delivering value and concluding appropriate, fair and reasonable transactions in a timely manner below the industry average.

Industry Overview

According to recent data from Ocean Tomo, an intellectual property merchant bank, 84% of the value of companies in the S&P 500 was based in intangible assets, as of January 2015. In many cases, product and service revenue based on patent assets can leave substantial amounts of untapped value in a company’s IP, either because the IP is in areas that are no longer as strategically important to the IP holder or it is too time-consuming for the asset holders to pursue. As a result, companies may not realize appropriate value from the results of their investments in research and development (“R&D”). In addition, many companies cannot capture the full value of the IP assets themselves as they do not possess the necessary resources and personnel or because the pursuit of value involves a higher degree of risk than may be acceptable to the IP holder.

Industry Focus

The three initial patent portfolios the Company has acquired are portfolios in the telecommunications industry in the segments covering (a) core network infrastructure (IP Multimedia Subsystems -IMS and Voice over IP -VOIP) and (b) mobile broadband communications (3G & 4G protocols -WCDMA/HSPA/LTE). Over time, the Company may acquire additional portfolios in this industry as well as other market segments. An overview of the telecommunications industry and the Company’s three initial portfolios are described in more detail below.

General Perspectives on the Telecommunication Industry

The telecommunications industry is global in nature and the technologies deployed are largely defined and developed by cooperative standard-setting “working groups” established between the various market participants. One such body is “3GPP”, or 3rd Generation Partnership Project, which is a collaboration among groups of telecom associations, covering radio, core network and service architecture technologies.

A number of other voluntary standard setting bodies exist, with the overall objective to ensure interoperability between networks and devices. According to the Global mobile Suppliers Association (“GSA”) organization (a 3GPP industry organization), in the second quarter of 2015 there were 6.64 billion subscriptions globally using 3GPP systems (covering 2G -GSM, 3G-WCDMA & HSPA, and 4G-LTE protocols). This included 1.99 billion 3G and 755 million 4G subscribers.

From an intellectual property commercialization perspective, the Company believes that the continued development and deployment of standards-compliant telecommunications equipment and systems, creates large, global addressable markets wherein market participants must comply with both declared and de facto industry standards in order to remain competitive. In many cases, these providers may not have developed the standards themselves nor do they own or are licensed to key patents that relate to these standards. In addition, in this highly competitive industry, the Company believes market participants will also race to adopt key improvements above and in addition to standards-based technology.

The Company believes that the continued and accelerated deployment, as well as the continuous upgrading of technologies that can handle richer content to mobile devices, faster and more reliable connections, quicker data speeds and more services delivered over networks, fixed and mobile, present significant opportunities for the Company. These trends accelerate the need for IMS and 3G & 4G technologies and protocols – areas in which the Company has significant patent portfolios. The Company’s focus is to acquire patent portfolios that contain a mixture of both standards declared patents as well as patents that cover important improvements to standards-based technologies.

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

IMS technology is already deployed by more than 100 service providers around the world as well as through cable companies to offer services such as the popular “bundles” of voice, TV and Internet. A driving force behind the deployment of LTE (Long-Term Evolution) among service providers is the ability to offer Voice over LTE (VoLTE). The Company estimates based on data from Infonetics (published in their first quarter 2016 report) and internal analysis that the overall size of this market related to the service provider segment, which could benefit from the Company’s patented technologies, is $25-$30 billion cumulative over the next five years (2016 – 2020).

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

In the “Ericsson Mobility Report” from November 2015, Ericsson estimates the 3G and 4G mobile broadband subscription market will grow 5% annually from 2014-2020 for 3G and 25% for 4G (LTE). By the end of 2021, Ericsson estimates there will be a total of 9.1 billion mobile subscriptions, including 4.1 billion LTE and 3.2 billion 3G subscriptions.

In North America, the 3G/LTE share of mobile subscriptions is already at 100%. In Western Europe the share is currently approximately 85%, and is expected to grow to 100% by 2021 according to Ericsson. In the Asia Pacific region, the 3G/LTE share is currently approximately 50% and is expected to grow to 85% by 2021, according to the same report. Recent GSA data shows that 3,745 user devices have been launched from 339 suppliers as of November 2015, an increase of over 1,500 since October 2014. Of this, 58.7% are LTE smartphones, with 98.3% of the smartphones handling both 3G and LTE.

Our Business Model

Obtaining Assets

Client Business Model

The Company’s initially focused on developing relationships in the information technology and telecommunications industries and expanding from there into other adjunct or distinct new industry segments. The Company seeks to enable clients to generate higher potential value from their portfolio of patent assets. Clients are generally sourced through management’s significant industry contacts. The Company seeks to partner with leading companies who have demonstrated early technology development, backed by strong R&D investments protected through substantial patent portfolios, but who lack expertise in IP monetization. Preferred clients include those that may be moving out of a market or have more assets in a segment than are needed to support their ongoing business.

Many key technology-leading companies have significant patent asset portfolios in areas that are no longer of strategic value to the client but have clearly been adopted and built upon by other market participants. Our preferred asset portfolios are in strong-margin, high-growth segments of particular industry sectors. The Company’s acquisition teams study patents of prospective clients and evaluate overall patent strength, the size of the appropriate addressable market(s), the reasonably probable revenue that might be generated from a successful licensing program, and how the remaining lifespan of a particular portfolio matches the expected trajectory of the target market(s).

Typically, the Company will seek to structure an acquisition with the original asset owner that includes a combination of an initial cash payment and a revenue share arrangement on future income, however the exact structure of an acquisition may vary depending on the particular patent portfolio or the negotiations with a patent owner. The combination of fixed payment and ongoing revenue return is intended to appropriately reflect the inherent riskiness of patent asset licensing, the expected significant costs of licensing campaigns, and appropriate returns for such investments. Such arrangements help each client balance cash flow and the risk and reward potential of ongoing R&D and patent operations.

Following our acquisition of a patent portfolio, the client may receive a non-exclusive license to continue to make, have made, and sell products and services under the transferred patent assets to ensure continuity of their ongoing businesses. The original asset holder will have no continuing control over the Company’s licensing and enforcement programs, but in certain cases the assets acquired may be subject to existing licenses, existing business relationships and standards organization obligations (including in certain cases, fair, reasonable and non-discriminatory (FRAND) licensing obligations). The Company acquires patent asset portfolios cognizant of these potential existing encumbrances and factors these issues into the final arrangements.

The Company seeks to cultivate long-term relationships with its clients with the goal of acquiring additional asset portfolios from them in the future.

Referral Agreements

The Company also periodically enters into referral agreements with unaffiliated third parties for the provision of commercial and/or technical assistance to facilitate completion of designated acquisitions of assets. The agreements contain confidentiality provisions, may continue indefinitely and are terminable by either party upon notice. To date the Company has entered into three such agreements, one with a German consulting firm, one with a California consulting firm and one with a Japanese consulting firm, each with technology expertise related to the assets being evaluated for acquisition or with important local relationships with the clients owning the assets. The Company may enter into other such referral agreements in the future. Compensation under such agreements are subject to negotiations between the parties and may be based on a relatively low percentage of the purchase price of the assets payable in cash or equity upon closing the transaction or periodically over time, depending on negotiations and on the Company’s specific needs.

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

Technical Lead and Team

The Technical Lead and associated group works to understand the science and/or technology behind the patents of a particular portfolio, under the review of the Legal Lead and in support of the Business team –This group coordinates the work of third party technology consultants, including technical external resources such as technical experts, reverse engineering consultancies, and other providers, to deliver consolidated inputs to the Legal and Business teams.

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

Business Lead and Team

This group has overall financial responsibility for each licensing campaign. In order to determine the business terms of license agreements and acquire new portfolios, the Business group gathers the technical and legal inputs and identifies companies that have products and/or services in areas that may be impacted by relevant patent assets.

The Business Lead, with input from the Technical and Legal teams, assesses the relevant addressable market for patent assets and establishes an achievable licensing campaign structure and process. The Business group then leads the development of marketing and licensing materials and packages, and drives the engagements with prospective licensing targets. The Business group also determines, with input from the Legal team, the structure and terms of proposed licenses, and helps set value for portfolios by setting a realistic, objective and achievable valuation of portfolios with respect to the particular market segments and products and services of target licensees.

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

Management believes that the Company’s approximately 718 currently active patents and patent applications are fundamental to the telecommunications industry. The technologies are utilized in, among other areas, the following markets:

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

Since the acquisition of the first three patent portfolios (described further below), the Company has begun reaching out to various prospective licensees and engaging a number of them in discussions regarding licensing one or more of these patent assets. On February 11, 2015, the Company licensed its IMS portfolio to a mid-tier telecommunications infrastructure provider. The term of the license is five years and will result in approximately $2 million of revenue over the course of the license. During the year ended December 31, 2015, the Company settled one litigation matter. The Company currently has one litigation matter pending, which is in ongoing settlement negotiations.

Intellectual Property and Patent Rights

The Company’s intellectual property consists primarily of asset portfolios acquired from clients for the purpose of monetizing and generating value from such patents under its corporate licensing approach.

In connection with an acquisition of assets, the Company may seek financing to enable it to pay fixed up front fees or cash purchase prices. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn out obligations, revenue sharing, profit sharing, or some combination of two or more of these forms of consideration.

Asset Portfolios

 IMS and VOIP portfolios

The Company has acquired two complementary portfolios from telecommunication industry leaders Huawei and Nokia. These two portfolios total approximately 280 patents including approximately 115 patents considered relevant to standards.

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

The Company believes the portfolios to be particularly relevant as mobile network operators, cable operators and equipment manufacturers roll out new features and content rich services for both mobile and fixed networks. The Company has identified over 125 companies within four primary licensee market segments, namely, IMS systems, enterprise networking equipment (VOIP), legacy mobile systems and telecommunications service providers that it intends to approach to monetize the IMS IP assets. Currently there are over 100 mobile network operators worldwide offering services based on the IMS standard and most cable companies that already offer “triple play bundles” do this on the IMS standard, so use of IMS is reasonably expected to increase substantially. The Company also estimates that there are already about 30 equipment manufacturers offering solutions relevant to this patent portfolio, and the company has already closed its first license with a mid-tier equipment manufacturer.

Mobile Broadband, (3G, 4G/LTE Portfolio)

Panasonic is among the most prolific patent filers and patent owners in the world. According to a recently released report from the World Intellectual Property Organization, Panasonic was the number 1 filer of PCT patent applications in the world in 2013. In 2013, Panasonic was issued the 6th most patents in the United States according to IFI Claims. Panasonic has since moved out of several business areas and divested both businesses and patents over the past few years.

One such technology area is 3G (WCDMA & HSPA) and 4G (LTE) mobile infrastructure, where Panasonic, through its relationship with NTT Docomo (a leading Japanese mobile operator), was an early innovator and pioneer. The Company has worked with Panasonic to select a comprehensive portfolio of patent assets totaling 473 in the 3G and 4G technology domains. Under the terms of the Company’s Patent Purchase Agreement with Panasonic, as amended (the “Panasonic Agreement”), the Company has full ownership of the portfolio including the right to past damages and has the sole right to determine the best strategy to derive value from the portfolio.

The portfolio consists of approximately 340 3G patent assets and 240 4G patent assets. Approximately 179 of the patent assets are potentially standards relevant, which means that such patents may be infringed upon by companies, end-users or others that adhere to the optional or mandatory features of one or more operating standards adopted by industry, governmental or other organizations operating in the telecommunications industry. The main technical focus of the portfolio concerns base station equipment communication with mobile devices, specifically the radio aspects of such communications. The 3G/4G standards are widely adopted by telecom operators, infrastructure manufacturers and mobile device manufacturers around the world as the enabling standard for mobile broadband. According to data from GSA, there were 2.3 billion mobile broadband (3G/4G) subscriptions worldwide in Q4 2014, and 4.4 billion user devices, including 2.7 billion smart phones connected to LTE as of February 2016.

The Company views the Panasonic portfolio as complementary to the Huawei and Nokia IMS portfolios where, even though a few of the target licensee companies may be the same, the relevant revenue streams are different. The Company believes that such complementary coverage may offer operational and marketing efficiencies and it is exploring other opportunities that may add further synergies.

Patent Portfolios

The Company originally acquired an aggregate of approximately 755 currently active patents and patent applications from Huawei, Nokia, and Panasonic outright, including the general right to recover damages for past infringement. In June 2015, the Company sold 26 patents in a commercial transaction. The Company owns approximately 742 patents and patent applications, 7 US and 17 non-US patents have expired and no patent applications have been denied. The 718 active patents have an average remaining life of 6.9 years. Approximately 294 of the active patents are potentially standards relevant and the overall portfolio is subject to limited prior license encumbrances.

IMS & VOIP Portfolio

The chart below indicates, with respect to the Company’s 280 active patents and pending applications from Huawei and Nokia in the IMS & VOIP category, the estimated useful remaining lives of such patents as of the date of this Annual Report. Pending applications indicate applications for patents that could, if granted, become enforceable patents in relevant geographies. More than 92% of the Company’s IMS/VOIP patents have more than five years remaining and 67% have 10 years or more remaining:

The below table reflects the data contained in the above chart.

Years Remaining	Granted	Pending	Grand Total
3	1	0	1
4	20	0	20
5	7	3	10
6	3	0	3
7	3	4	7
8	5	0	5
9	40	4	44
10	79	13	92
11	48	15	63
12	14	0	14
13	7	7	14
14	7	0	7
Grand Total	234	46	280

Mobile Broadband Portfolio

With respect to the Company’s 462 mobile broadband patents, the chart below indicates granted patents, pending applications or recently expired patents in the mobile broadband category acquired from Panasonic, including the estimated useful remaining lives of such patents as of the date of this Annual Report. Though several patents recently expired (noted below as “RE”), key jurisdictions for these patents can still provide an ability to recover for past damages, hence the patents have been included in the table below. Pending applications indicate applications for patents that could, if granted, become enforceable patents in relevant geographies. Over 50% of the Company’s mobile broadband patents have between 5 and 13 years remaining and approximately 47% have between two and five years remaining.

The below table reflects the data contained in the above chart.

Years Remaining	Granted	Pending	Expired	Grand Total
RE	0	0	24	24
0<1	1	0	0	1
1	34	0	0	34
2	61	5	0	66
3	61	4	0	65
4	32	3	0	35
5	52	0	0	52
6	41	5	0	46
7	28	5	0	33
8	35	6	0	41
9	16	1	0	17
10	15	7	0	22
11	14	0	0	14
12	7	0	0	7
13	5	0	0	5
Grand Total	402	36	24	462

RE: Recently Expired

Portfolio Prosecution

The Company spends significant resources enhancing portfolio value through patent prosecution. This is the process of responding to USPTO actions which challenge or request information regarding pending patents to allow the patents to be granted and the process of broadening a portfolio through patent continuations, divisionals and reissues. Through the prosecution process, the patent portfolio can be fine-tuned for relevancy and clarity. Portfolio enhancement through patent prosecution requires substantial technical and legal expertise.

Since acquiring the portfolios, 15 patents have granted to the Company, including five US grants, three European grants which were perfected in 13 European countries, two grants in China including one divisional grant, and one grant each in Brazil, Thailand and Indonesia. Additionally six patent continuations have been filed along with the filing of five patent reissues.

The Company has also received notice of allowance of three European patents which we expect to be granted in the first half of 2016.

eOn Communications Systems, Inc.

eOn Communications Systems, Inc. (“ECS”), our wholly-owned subsidiary, previously sold a line of Ethernet enabled biometric locks (see below) and also provides sales, marketing and technical support services to partners in the security products and services industry. The Company acquired ECS as part of the Merger.

On March 17, 2015, the Company announced operational restructuring and process improvements for the product-based businesses of ECS, to strategically position the Company to increase earnings, reduce costs, improve cash flow and build shareholder value. ECS is managed by its President Stephen Swartz.

The ECS business now has two service lines:

a) A royalty bearing agreement with a third party for use of a private branch exchange (PBX) business which they had purchased from eOn Communications Corporation; and

b) A new business that provides outsourced sales, marketing and technical support services to business partners in the security products and services industry.

ECS stopped selling biometric security and access control products, with the final sale of such products in December 2015.

Competition

The Company faces significant competition from others seeking to acquire and monetize intellectual property assets, including competitors seeking to acquire the same or similar patents and technologies that we may try to acquire. Other companies may develop competing technologies that offer better or less expensive alternatives to patented technologies that the Company may acquire and/or license. In addition, many potential competitors may have significantly greater resources than the resources the Company possesses. Technological advances or entirely different approaches developed by one or more of our competitors could render obsolete and/or uneconomical certain of the technologies owned or controlled by us.

Entities such as Intellectual Ventures Management, LLC, Acacia Research Corporation, InterDigital, Inc., Rambus, Inc., Marathon Patent Group, Spherix, Inc., Tessera Technologies, Inc., Vringo, Inc., VirnetX Holding Corporation, Wi-LAN Inc. and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. Many of our competitors have longer operating histories and significantly greater financial resources than we do.

Employees

As of December 31, 2015, the Company had eight full-time employees (one of whom is an employee of the ECS subsidiary). None of the Company’s employees are subject to a collective bargaining agreement and the Company believes its employee relations to be good.

The Company uses the services of various consultants and contractors to manage its business, technical, accounting and legal operations. The Company believes selective use of such consultants allows it to achieve its business objectives in a flexible, cost-effective manner.

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business and Operations

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing we need to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity and or debt. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

The Company’s limited operating history makes it difficult to evaluate its current business and future prospects and its inability to execute on its current business plan may adversely affect its results of operations and prospects.

The Company has generated minimal revenues to date. The Company not only has a very limited operating history, but also a limited track record in executing its business model which includes, among other things, acquiring, licensing, litigating or otherwise monetizing our patent assets. The Company’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies with a limited operating history in the early stages of development, there is a significant risk that the Company will not be able to:

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

Assuming certain payables are deferred and expenses are managed efficiently, we believe our existing cash balances will be sufficient to meet our anticipated cash needs to conduct our planned operations for less than three months. We will need significant additional capital and/or patent monetization revenues to continue to monetize our current patent portfolios and we will need significant additional capital to purchase any new patent portfolios. Based on our internal planning for 2016, which anticipates certain cash inflows and revenue from our patent sales and licensing pipeline which are expected to close during 2016, we believe our cash expenditures for operating expenses will be approximately $6.2 million for the next twelve months, consisting of approximately $1.9 million in employee related costs, $0.8 million in patent maintenance and prosecution fees, and $3.5 million in other operational costs. In addition, we anticipate making $7.5 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $5.3 million are variable based on assumed patent monetization revenues. Also, our debt servicing fees payable to Fortress Investment Group, LLC and its affiliates ("Fortress") will be approximately $5.8 million.

We will seek to raise additional capital through, among other things, public and private equity offerings and debt financings (to the extent such financings are permissible pursuant to our agreements with Fortress), including through takedowns from our shelf registration statement on Form S-3 and the issuance of additional promissory notes to Fortress pursuant to the terms of our agreements with Fortress. We may also seek additional funds through arrangements with collaborators or other third parties. Our future capital requirements will depend on many factors, including our levels of net sales and licensing and the timing and extent of expenditures to support our patent infringement litigation, if any. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization which could impact our business operations.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures. It may also cause us to reduce or cease operations altogether.

We may not be able to incur any additional indebtedness as a result of our agreements with Fortress. Our inability to incur additional indebtedness may prevent us from raising additional funds on acceptable terms or at all.

Our agreements with Fortress limit our ability to raise additional indebtedness. Pursuant to the these agreements, we may only incur indebtedness (i) in respect to our obligations to Fortress, (ii) on unsecured trade payables that are not evidenced by a promissory note and are incurred in the ordinary course of business, (iii) if such indebtedness is unsecured and subordinated to the rights of the Fortress debt, and only then if Fortress provides its consent and (iv) if such indebtedness is secured by patent assets acquired after the Fortress transaction was consummated, and only then if such indebtedness is subordinated to the Fortress debt, Fortress provides its consent and Fortress is afforded a right of first refusal to issue the new debt. These limitations could substantially impact our ability to raise additional funds on acceptable terms or at all. If we cannot raise additional funds, it could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, reduce our operations, enable Fortress to foreclose on our patent assets or cause us to cease operations altogether. For a complete description of our agreements with Fortress, please see Note 6, “Borrowing Arrangements” contained in Item 8.

We have incurred a material amount of indebtedness to fund our operations, the terms of which require that we pledge all of our assets as security and that we agree to share certain patent monetization revenues that may accrue in the future. Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

We have incurred debt secured by all of our assets under the terms of our agreements with Fortress and related transaction documents. Our obligations under the these agreements are secured by a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries (though not in any future patent purchases by the Company). Additionally, our agreements with Fortress contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness or guarantees, incur liens, sell our patent assets or permit a change in control of our Company.

Our agreements with Fortress and the notes issued pursuant thereto (the “Fortress Notes”) also include customary event of default provisions and if we were to default under the terms of our agreements with Fortress and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under such agreements and exercise their right to foreclose on their security interests, which could force us to cease operations.

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

Our agreements with Fortress further provide, among other things, that an affiliate of Fortress is entitled to share in certain monetization revenues that we may derive in the future related to our current patent portfolios even after our indebtedness to Fortress is paid in full. There can be no assurance that we will be successful in securing revenues, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us. Moreover, the revenue sharing obligation will reduce the benefit we receive from any monetization transactions, which will adversely affect our operating results.

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

New legislation has been introduced into the House of Representatives and the Senate, seeking to curb so-called “Litigation Abuses.” These bills include potential provisions for, among other things, expanded pleading requirements for patent litigations, patent-specific discovery and case management rules, disclosure obligations for parties having a financial interest in a patent case, certain provisions regarding so-called “customer suits” in favor of manufacturers. These bills have not yet been voted upon or amended and it is uncertain what, if any, new legislation will issue from the United States Congress, and what if any impact such legislation would have on the Company’s business and operations.

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

To license or otherwise monetize the patent assets that we own, we commenced legal proceedings against two companies, pursuant to which we allege that such companies infringe on one or more of our patents. One of these proceedings was settled in October 2015. As with all litigation, there is a risk that we may be unable to achieve the results we desire from such litigation, failure from which would harm our business to a great degree. In addition, the defendants in these litigations may have more resources than we do, which could make our litigation efforts more difficult.

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

Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business unless we are able to raise significant new capital or are successful in the licensing or sales of our patent portfolios. We estimate that our legal fees over the next twelve months will be significant for these enforcement actions. Expenses thereafter are dependent on the outcome of the status of the litigation. Our failure to monetize our patent assets would significantly harm our business.

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

Acquisitions of patent or other intellectual property assets are often time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, if the Company seeks out new acquisition opportunities, the Company expects to incur significant operating expenses and will likely be required to raise additional financing during the negotiations if any particular acquisition is ultimately consummated. Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs. While the Company will seek to conduct reasonable due diligence on the patent assets it is considering for acquisition, the Company may acquire patent assets from a seller who does not have proper title to those assets or the assets may prove invalid, or unenforceable in subsequent litigation. In those cases, the Company may be required to spend significant resources to defend the interests in its patent assets and, if the Company is not successful, the Company’s acquisition may be rendered effectively in part, or wholly, unusable, in which case the Company could lose part or all of its investment in the assets. Moreover, the Company may pay more to acquire a patent portfolio than it generates in future revenues. In addition, the Company could make an error in its due diligence or fail to uncover an important fact before acquiring a patent portfolio, thereby acquiring patents that are invalid or unenforceable.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, from June 6, 2014 through March 30, 2016, the closing price of our common stock has ranged between $49.80 and $1.00 per share (amounts restated to reflect to a 1:10 reverse stock split which was effected on December 8, 2015) . A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

On November 16, 2015, the Company received a written notice from Nasdaq’s Listing Qualifications Department notifying the Company that it was not currently in compliance with Listing Rule 5550(b)(1), which requires the Company to maintain a minimum stockholders’ equity of $2,500,000 for continued listing on Nasdaq.

The notice had no immediate effect on the listing of the Company’s common stock on Nasdaq.  Pursuant to Nasdaq rules, the Company had until December 31, 2015 to provide Nasdaq with a written plan to regain compliance with the minimum stockholders’ equity requirement, which the Company timely submitted. The Company received notice on January 19, 2016 that Nasdaq accepted the Company’s plan, and Nasdaq granted the Company an extension period of 180 days from the date of the Notice (until May 15, 2016) for the Company to regain compliance with the stockholders’ equity requirement.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this occurs, we could face material adverse consequences, including:

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

Our common stock is trading at less than $5.00 per share. If our common stock is delisted from Nasdaq for any reason, our common stock would become subject to the SEC‘s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stockholders' percentage of ownership may become diluted upon conversion of our Series C Preferred Stock, upon the exercise of currently outstanding warrants and/or options, or if we issue new shares of stock or other securities, including issuances to consultants as compensation pursuant to our referral agreements, additionally, issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our common stock.

The holders of our Series C Preferred Stock may convert their shares of preferred stock into shares of common stock at any time. As of March 30, 2016, there are 2,500 shares of Series C preferred stock outstanding, which are initially convertible into 1,666,668 shares of common stock. After July 26, 2016, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. Also, in addition to our outstanding shares of preferred stock, there are currently outstanding warrants to purchase 1,596,235 shares of the Company’s common stock, and 245,593 outstanding options which may be exercised into an aggregate of 1,841,828 shares of common stock. A further 195,725 shares are available for grant pursuant to the Company’s equity incentive plan. In addition, the Company may enter into additional referral agreements with unaffiliated third parties for the provision of commercial and/or technical assistance to facilitate completion of designated acquisitions of assets and compensation under such agreements may be payable in in equity. Further, our board of directors is authorized, without stockholder approval, subject to certain Nasdaq requirements, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our common stock, subject to limitations set forth in the Fortress Agreement and in our fifth amended and restated certificate of incorporation), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Our board of directors is also authorized, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series C Preferred Stock. The conversion of our Series C Preferred Stock, the exercise of our outstanding warrants and options, the issuance of new securities or the creation of new series of preferred stock could result in significant dilution to existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from investors.

As of March 30, 2016, our directors and executive officers collectively and beneficially own 24.92% of outstanding common stock. Joseph Beyers, our Chief Executive Officer and Chairman of the Board, beneficially owns 17.41% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

ITEM 3. LEGAL PROCEEDINGS.

On July 14, 2014, Inventergy, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Federal Court for the Eastern District of Texas, against Genband US LLC (“Genband”) over the infringement of five patents owned by Inventergy, Inc. On October 27, 2015, Inventergy, Inc. entered into a settlement agreement with Genband pursuant to which, among other provisions, Genband paid an undisclosed settlement fee to Inventergy, Inc.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy, Inc. as defendants and alleging non-infringement of seven patents from Inventergy, Inc.’s IMS/VOIP patent portfolio. The complaint was amended on March 10 and May 11, 2015, further alleging unfair competition, breach of contract and a RICO claim under 18 USC 1961. The Company and Inventergy, Inc. counterclaimed on August 6, 2015 for infringement of the same seven patents, which was answered by Sonus on August 31, 2015. Inventergy, Inc. also filed a complaint against Sonus in the Northern District of California on February 24, 2016 for infringement of an additional patent. The parties are currently engaged in court-ordered mediation discussions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

The Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “EONC” on February 4, 2000. Prior to that date, there was no public market for our common stock. On June 6, 2014, upon consummation of the Merger, the Company’s common stock began trading on Nasdaq under the ticker symbol “INVT.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Company’s common stock as reported by Nasdaq (all amounts adjusted to reflect the 1:10 reverse split effected on December 8, 2015):

QUARTER ENDED	HIGH	LOW
December 31, 2015	$3.90	$0.71
September 30, 2015	$4.70	$2.30
June 30, 2015	$6.30	$2.50
March 31, 2015	$9.40	$3.90

December 31, 2014	$18.00	$5.10
September 30, 2014	$27.80	$14.70
June 30, 2014	$105.20	$26.50
March 31, 2014	$149.80	$47.20

On March 30, 2016, the Company’s common stock closed at $1.94.

Holders of Common Stock

We have 155 record holders of our common stock as of March 30, 2016.

Dividends

Other than a special cash dividend that we declared with respect to our common stock on June 9, 2014 and paid to eOn Communications Corporation's shareholders at the time of the Merger, we have not declared any cash dividend to date and we do not anticipate declaring any further cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

 On October 6, 2015, the Company entered into an exchange agreement with certain holders of Series A-1 and Series A-2 preferred stock (the “Series A Exchange Agreement”) and with holders of Series B preferred stock (the “Series B Exchange Agreement” and, together with the Series A Exchange Agreement, the “Exchange Agreements”). Pursuant to the Exchange Agreements, and subject to the terms and conditions contained therein, certain holders of the Series A-1, Series A-2 and Series B preferred stock of the Company (collectively, the “Preferred Stock”) agreed to exchange all shares of Preferred Stock held by these stockholders for approximately 537,950 shares of the Company’s common stock (the “Exchange Shares”). The Exchange Shares were issued by the Company pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders – 2014 Stock Plan	368,387	$4.07	71,431
Equity compensation plan approved by security holders and assumed in Merger – 1999 Equity Incentive Plan	1,500	$143.00	-
Total	369,887		71,431

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto.

Overview

The Company is an IP investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, our wholly-owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy with Inventergy becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to “Inventergy Global, Inc.”

The Company works to develop long-term relationships with global companies seeking to strategically realize an appropriate return on IP assets, in which the companies have invested a significant amount of time, effort and money in research and development (“R&D”). We refer to that R&D effort as “IP value creation”. The Company offers companies a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. Following the Merger, the Company has focused initially on developing relationships with companies in the telecommunications industry but our business purpose is by no means limited to that particular industry. We aspire to be a market-leader in IP value creation across various technology and market segments.

The core strategy of the Company is to acquire significant patent portfolios from Global Fortune 500 companies who are leaders or major players in their industries and to generate value from these portfolios through licensing or sales of these patents. The patents are generally purchased for a fee as well as a percentage of the net revenue (revenue after deduction of litigations costs, if any). As a result of such purchase agreements, the Company has full ownership of the patent portfolios, including the rights to past damages, and has the sole right to determine the best strategy to derive value from the portfolios. Accordingly, the Company remains independent of the clients from whom we have acquired the patent portfolios.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Twelve Months Ended December 31, 2015 compared to the Twelve Months Ended December 31, 2014

Revenue

Revenue for the twelve months ended December 31, 2015 was $4,888,302 and consisted of $4,000,000 from a sale of two patent families, $603,571 from patent licensing and litigation settlement contracts, and $284,731 from our access control security product/service lines acquired in the Merger. Revenue for the twelve months ended December 31, 2014 was $719,267 and was entirely from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the twelve months ended December 31, 2015 was $1,144,991, and consisted of $215,372 for cost of patents sold, $602,787 related to patent sale and licensing revenue, $213,832 of product costs related to access control security product/service lines and amortization of $113,000 for contracts acquired in the Merger. Cost of revenue for the twelve months ended December 31, 2014 was $732,213 and consisted of cost of products related to our access control security product/service lines of $507,646, fulfillment costs and services of $68,000, and amortization of $156,567 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $1,530,110, and $1,400,540 for the twelve months ended December 31, 2015 and December 31, 2014, respectively, was for the amortization of patents acquired.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the twelve months ended December 31, 2015 were $7,532,240 compared to $11,728,973 for the twelve months ended December 31, 2014. G&A expenses for the twelve months ended December 31, 2015 included $832,870 and $314,504 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $1,546,922 and $1,326,474 for the twelve months ended December 31, 2014. Salaries, wages and other personnel expenses were $2,809,749 and $3,137,989 for the twelve months ended December 31, 2015, and December 31, 2014, respectively, a decrease of $328,240 primarily as a result of the departure of six employees in the twelve months ended December 31, 2015. Investor relations expense was $585,436 and $690,885 for the twelve months ended December 31, 2015, and December 31, 2014, respectively, a decrease of $105,449 as a result of decreased costs for investor relations, communications, media and related services in 2015, compared to higher costs in these areas following the Merger in 2014. Patent fees were $806,522 and $1,603,846 for the twelve months ended December 31, 2015, and December 31, 2014, respectively, primarily as a result of lower patent research, renewal and consulting costs in 2015. Legal expenses were $906,410 for the twelve months ended December 31, 2015, compared to $1,825,177 for the twelve months ended December 31, 2014. This decrease of $918,767 was primarily due to eliminating an accrual for contingent legal fees as of June 30, 2015, partially offset by ongoing litigation matters. The Company’s policy related to contingent legal fees is to recognize such fees in the period in which such fees are determined to be probable, usually when the related revenue is recognized. During the six months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the six month period ended June 30, 2015, thus contributing to the overall decrease in legal expenses for the twelve months ended December 31, 2015. Other G&A expenses were $1,276,749 and $1,597,681 for the twelve months ended December 31, 2015, and December 31, 2014, respectively, representing a decrease of $320,932, primarily as a result of lower consulting fees, reduced business travel, lower liability insurance costs and other general expense savings.

Loss on Extinguishment of Notes Payable

In connection with the amended and restated revenue sharing and note purchase agreement (the “Amended Fortress Agreement”) entered into between the Company, our wholly-owned subsidiary Inventergy, Inc. and certain affiliates of Fortress Investment Group, LLC related to the repayment of our outstanding debt (the “Fortress Notes”), the Company recorded a loss of $2,268,373 in the twelve month period ended December 31, 2015. See Note 6 to our financial statements contained in Item 8 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $67,439 and $783,129 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. The change for the twelve months ended December 31, 2015 was entirely due to a decrease in the Company’s common stock warrant value. The change for the twelve months ended December 30, 2014 was the result of the decrease in the fair value of the Secured Convertible Note derivative liability of $289,775, the Series A-1 Preferred Stock derivative liability of $56,926, and the common stock warrant value of $436,428. See Note 5 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the twelve months ended December 31, 2015 and December 31, 2014 was $4,229,754 and $1,393,109, respectively. For the twelve months ended December 31, 2015, this amount includes interest expense on patents purchased of $73,891 and interest expense and amortization of discount on Fortress Notes of $4,155,873, less interest income of $10. Of these amounts, $913,791 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the twelve months ended December 31, 2014 includes the amortization of the Secured Convertible Notes (as defined in Note 7 in Item 8) discount of $185,474, interest expense on patents purchased of $349,343, interest expense and amortization of discount on Fortress Notes of $680,234, amortization of discount on notes payable of $979 and interest expense of $177,730, less interest income of $651.

Liquidity and Capital Resources

At December 31, 2015, the Company had an accumulated deficit since inception of $54,806,762 and had negative working capital of $9,604,568. As of March 30, 2016, we had remaining cash of $869,924. These factors raise substantial doubt about our ability to continue as a going concern, which is dependent on achieving additional licensing or sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first licensing agreement in February 2015, received net proceeds from an additional drawdown from the Amended Fortress Agreement of $1,126,900, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. In addition, on January 21, 2016 the Company received approximately $2,175,000 net proceeds through the private placement of 2,500 shares of Series C preferred stock. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of our securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The Company will need significant additional capital and/or patent monetization revenues to continue to monetize our current patent portfolios and we will need significant additional capital to purchase any new patent portfolios and execute our longer term business plan. Based on our internal planning for 2016, which anticipates certain cash inflows and revenue from our patent sales and licensing pipeline which are expected to close during 2016, we believe our cash expenditures for operating expenses will be approximately $6.2 million for the next twelve months, consisting of approximately $1.9 million in employee related costs, $0.8 million in patent maintenance and prosecution fees, and $3.5 million in other operational costs. In addition, we anticipate making $7.5 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $5.3 million are variable based on assumed patent monetization revenues. Also, our debt servicing fees payable to Fortress Investment Group, LLC and its affiliates ("Fortress") will be approximately $5.8 million. These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, available financing opportunities, and proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for approximately three months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay $2,200,000 to a seller of the patents by July 2016 or pay a one percent per month late fee until paid. See Note 10 in the accompanying financial statements for further information regarding this payment.

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

On June 25, 2015, the Company closed a sale of two of its patent families to an undisclosed third party for which we received gross proceeds of $4,000,000. Following expected payments to third parties and Fortress under revenue share agreements, the Company retained approximately $1,666,500, which was used to fund operating activities.

In addition to our capital needs over the next twelve months, which are detailed above, our future capital requirements will depend on many factors, including our levels of net sales and licensing revenues, as well as the timing and extent of expenditures to support our patent infringement litigation. If we issue equity or equity equivalents to raise additional funds, our existing stockholders could experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. If adequate capital is not available when needed, we will be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, to reduce or cease operations or to default under the Amended Fortress Agreement, which could lead to the repossession of our patent portfolios by Fortress.

As of December 31, 2015, the Company had cash and cash equivalents of $554,556. Also as of December 31, 2015, the Company had negative working capital of $9,604,568. The Company’s net loss for the twelve months ended December 31, 2015 was $11,733,549 and our accumulated deficit amount was $54,806,762 as of December 31, 2015. Our cash and cash equivalents as of December 31, 2015 consisted primarily of funds remaining from the $4,000,000 proceeds from the sale of two patent families and net proceeds of $1,835,000 (after issuance costs of $315,000) received from the Registered Direct Offering, and patent licensing revenue received during the year, offset by expenditures for general operating purposes. A detailed description of the Registered Direct Offering is set forth in Note 7 of Item 8 herein.

As of December 31, 2015, the Company had cash and cash equivalents of $554,556 compared to $1,443,349 as of December 31, 2014. The decrease in cash and cash equivalents of $888,793 for the twelve months ended December 31, 2015 was attributable to net cash used in operating activities of $1,603,693, partially offset by net cash provided by financing activities of $714,900.

Cash Flows – Operating Activities

The Company’s operating activities for the twelve months ended December 31, 2015 resulted in net cash used of $1,603,693. Net cash used in operating activities consisted of a net loss of $11,733,549, partially offset by non-cash expenses consisting of depreciation expense of $17,004, loss on extinguishment of notes payable of $2,268,373, amortization of discount on notes payable of $3,242,080, amortization of patents and acquired contracts of $1,643,110, accrued interest on patent purchase of $258,246, stock-based compensation of $1,147,374, and net cost of patents sold of $215,373. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $67,439. Changes in operating assets and liabilities provided cash of $1,665,521, from a decrease in accounts receivable of $227,108, a decrease in inventories of $302,739, a decrease in prepaid expenses and other current assets totaling $1,192, an increase in accounts payable of $344,965, and an increase in deferred revenue of $896,429, partially offset by an increase in deferred expenses of 78,292, and a decrease in accrued expenses and other current liabilities of $288,406.

The Company’s operating activities for the twelve months ended December 31, 2014 resulted in net cash used of $8,371,167. Net cash used from operations consisted of a net loss of $20,084,554, partially offset by non-cash expenses of depreciation expense of $9,919, loss on extinguishment of notes payable of $5,643,607, amortization of discount on notes payable of $883,125, amortization of patents and acquired contracts of $1,557,107, stock-based compensation of $2,873,396, and fair value of new restricted stock issued of $225,001. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $783,128. Changes in operating assets and liabilities provided cash of $618,010, consisting of a decrease in inventories of $12,207, a decrease in deposits and other assets of $1,406, an increase in accounts payable of $906,835, and an increase in accrued expenses and other current liabilities of $114,971, partially offset by an increase in accounts receivable of $259,049, an increase in prepaid expenses and other current assets of $113,282, a decrease in accrued interest on notes payable of $6,935, and a decrease in warranty reserve of $38,143.

Cash Flows – Investing Activities

The Company had no investing activities during the twelve months ended December 31, 2015. For the twelve months ended December 31, 2014, investing activities resulted in net cash used of $2,262,014, which consisted of purchases of property and equipment of $52,186, the issuance of a short-term note receivable to a related party of $3,000,000, partially offset by cash and other assets received in the Merger of $790,172.

Cash Flows – Financing Activities

The Company’s financing activities for the twelve months ended December 31, 2015 resulted in net cash received of $714,900, consisting of $1,835,000 received from the sale of common stock (net of $315,000 of issuance costs) and $1,126,900 from issuance of notes payable, partially offset by repayments of Fortress notes of $2,147,000 and repayments of $100,000 of short-term notes payable to a related party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Inventergy Global, Inc.

We have audited the accompanying consolidated balance sheets of Inventergy Global, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventergy Global, Inc., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception and does not have sufficient liquidity to fund its presently anticipated operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum llp

San Francisco, CA
April 4, 2016

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$554,556	$1,443,349
Accounts receivable, net	31,941	259,049
Inventories	-	302,739
Prepaid expenses and other current assets	211,088	212,280
Deferred expenses, current	78,292	3,000,000
Total current assets	875,877	5,217,417
Property and equipment, net	25,263	42,267
Deferred expenses, patents	-	12,094,420
Patents, net	8,669,921	10,415,404
Intangible assets, net	386,083	499,083
Goodwill	8,858,504	8,858,504
Debt issuance costs	516,767	729,498
Deposits and other assets	18,993	18,993
Total assets	$19,351,408	$37,875,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,846,903	$1,501,938
Accrued expenses and other current liabilities	12,726	301,132
Short-term notes payable, related party	100,000	300,000
Guaranteed payments, current	2,076,767	3,807,084
Fortress notes payable, current	5,894,049	1,421,196
Deferred revenue	550,000	-
Total current liabilities	10,480,445	7,331,350
Deferred revenue, non-current	346,429	-
Guaranteed payments	-	13,105,857
Derivative liabilities	4,145	30,278
Fortress notes payable, net of discount	2,628,153	6,259,321
Fortress revenue share, net of discount	6,034,278	2,478,057
Total liabilities	19,493,450	29,204,863
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, -0- and 2,709,690 shares issued and outstanding at December 31, 2015 and December 31, 2014 (aggregate liquid- ation preference of $0 at December 31, 2015 and $2,915,122 at December 31, 2014)	-	2,710
Series B convertible preferred stock: 2,750 shares designated, -0- and 1,102 shares issued and outstanding at December 31, 2015 and December 31, 2014 (aggregate liquidation preference of $0 and $1,102,000 at December 31, 2015 and December 31, 2014	-	1
Common stock, $0.001 par value; 100,000,000 shares authorized, 4,223,124 and 2,799,713 shares issued and outstanding at December 31, 2015 and December 31, 2014	4,223	2,800
Additional paid-in capital	54,660,497	51,738,425
Accumulated deficit	(54,806,762)	(43,073,213)
Total stockholders' equity (deficit)	(142,042)	8,670,723
Total liabilities and stockholders' equity (deficit)	$19,351,408	$37,875,586

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2015	2014

Revenues	$4,888,302	$719,267

Operating Expenses:
Cost of revenues	1,144,991	732,213
Patent amortization expense	1,530,110	1,400,540
General and administrative	7,532,240	11,728,973
Total operating expenses	10,207,341	13,861,726

Loss from operations	(5,319,039)	(13,142,459)

Other income (expense):
Loss on extinguishment of notes payable	(2,268,373)	(5,643,607)
Impairment of acquired contract	-	(686,350)
Decrease in fair value of derivative liabilities	67,439	783,129
Other income	2,137	242
Interest expense, net	(4,229,754)	(1,393,109)
Total other income (expense), net	(6,428,551)	(6,939,695)

Loss before provision for income taxes	(11,747,590)	(20,082,154)

Provision for income taxes	(14,041)	2,400

Net loss	(11,733,549)	(20,084,554)

Deemed dividend on preferred stock	-	436,916

Net loss available to common shareholders	$(11,733,549)	$(20,521,470)

Basic and diluted loss per share	$(3.41)	$(11.52)

Weighted average shares outstanding, basic and diluted	3,443,369	1,781,308

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Redeemable Convertible		Preferred Stock -		Preferred Stock -		Preferred Stock -						Total
	Preferred Stock		Series A1		Series A2		Series B		Common Stock		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at December 31, 2013	6,176,748	$3,392,950	-	$-	-	$-	-	$-	1,626,704	$1,627	$5,482,577	$(4,731,072)	$753,132

Issuance of common stock for cash									239,807	$240	6,020,904		6,021,144
Restricted stock forfeited									(42,417)	$(43)	43		-
Equity-based compensation											2,873,396		2,873,396
Record merger with eOn	(6,176,748)	(3,392,950)	2,381,090	2,381	328,600	329	1,102	1	720,684	$721	32,698,284	(17,820,671)	14,881,045
Record beneficial conversion feature for Series B											436,916	(436,916)	-
Treasury shares									6,954	$7	63		70
In conjunction with Fortress notes issuance:
Issuance of common stock warrants									50,000	$50	834,950		835,000
Note Discount to APIC Reclass											153,759		153,759
Issuance of common stock to senior convertible noteholders									180,403	$180	3,012,550		3,012,730
Issuance of common stock in conjunction with restricted stock grants									17,578	$18	224,983		225,001
Net loss	-	-	-	-	-	-	-	-	-	$-	-	(20,084,554)	(20,084,554)

Balance at December 31, 2014	-	$-	2,381,090	$2,381	328,600	$329	1,102	$1	2,799,713	$2,800	$51,738,425	$(43,073,213)	$8,670,723

Conversion of Series A1 to Common Stock			(2,381,090)	(2,381)					447,884	448	1,933		-
Conversion of Series A2 to Common Stock					(328,600)	(329)			52,165	52	277		-
Conversion of Series B to Common Stock							(1,102)	(1)	420,956	421	(420)		-
In conjunction with Fortress notes issuance:										-
Issuance of common stock warrants										-	113,457		113,457
Note Discount to APIC Reclass										-	(233,742)		(233,742)
Sale of Common Stock, net of issuance costs									467,392	467	1,834,533		1,835,000
Classification of warrants issued as derivative liability										-	(41,305)		(41,305)
Sale of Common Stock to officer									21,740	22	99,978		100,000
Cancellation of forfeited Founders Shares									(20,529)	(20)	20		-
Issuance of additional shares to effect 1:10 reverse stock split									1,036	1	(1)		-
Equity-based compensation									39,427	39	1,147,335		1,147,374
Treasury Stock cancellation									(6,660)	(7)	7		-
Net loss												(11,733,549)	(11,733,549)

Balance at December 31, 2015	-	$-	-	$-	-	$-	-	$-	4,223,124	$4,223	$54,660,497	$(54,806,762)	$(142,042)

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,733,549)	$(20,084,554)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	17,004	9,919
Loss on extinguishment of notes payable	2,268,373	5,643,607
Decrease in fair value of derivative liabilities	(67,439)	(783,129)
Amortization of discount on notes payable	3,242,080	883,125
Accrued interest on patent purchase	258,246	-
Impairment of acquired contracts	-	686,350
Amortization of patents and acquired contracts	1,643,110	1,557,108
Net cost of patents sold	215,373	-
Stock-based compensation	1,147,374	2,873,396
Issuance of new stock in conjunction with the restricted stock granted	-	225,001
Changes in operating assets and liabilities
Accounts receivable	227,108	(259,049)
Inventories	302,739	12,207
Prepaid expenses and other current assets	1,192	(113,282)
Deferred expenses	(78,292)	-
Deposits and other assets	-	1,406
Accounts payable	344,965	906,835
Accrued expenses and other current liabilities	(288,406)	114,971
Accrued interest on notes payable	-	(6,935)
Deferred revenue	896,429	-
Warranty reserve	-	(38,143)
Net cash used in operating activities	(1,603,693)	(8,371,167)

Cash flows from investing activities
Purchases of property and equipment	-	(52,186)
Issuance of short-term note receivable, related party	-	(3,000,000)
Cash and other assets received in acquisition	-	790,172
Net cash used in investing activities	-	(2,262,014)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,835,000	6,021,144
Proceeds from issuance of convertible notes payable, net of issuance costs	-	3,371,834
Proceeds from issuance of notes payable	1,126,900	9,964,868
Proceeds from related party note payable	-	300,000
Payments on short-term notes payable, related party	(100,000)	(100,000)
Payments on convertible notes	-	(8,000,000)
Payments on Fortress notes payable	(2,147,000)	-
Payments on guaranteed payment liability	-	(1,000,000)
Net cash provided by financing activities	714,900	10,557,846

Net decrease in cash and cash equivalents	(888,793)	(75,335)

Cash and cash equivalents, beginning of period	1,443,349	1,518,684

Cash and cash equivalents, end of period	$554,556	$1,443,349

Supplemental disclosures of cash flow information
Cash paid for interest	$841,784	$516,919
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$(16,258,540)	$1,749,230
Conversion of portion of short-term note payable, related party, to purchase common stock	$100,000	$-
Conversion of preferred stock to common stock	$2,711	$-
Offset of short-term related party notes payable and receivable	$-	$3,000,000
Transfer of Series A redeemable convertible preferred stock to preferred stock	$-	$3,392,950

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Months Ended December 31, 2015 and 2014

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

In June 2014, in conjunction with the Merger, the Company underwent a one-for-two reverse stock split. In December 2015, the Company effected a one-for-ten reverse split of its common shares. All share amounts are reflective of these splits.

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

Liquidity and Capital Resources

At December 31, 2015, the Company has an accumulated deficit since inception of $54,806,762 (including a net loss for the year ended December 31, 2015 of $11,733,549) and had a negative working capital of $9,604,568. As of March 30, 2016, we had remaining cash of approximately $869,924 (which includes $200,000 of minimum cash reserves (see discussion, Note 6), which is intended to serve as additional collateral for the Fortress agreement). These factors raise substantial doubt about our ability to continue as a going concern. Toward that end, the Company entered into its first license agreement in February 2015 (under which we expect to receive an aggregate of $2,000,000 over the period of the license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. In addition, the Company received gross payments for patent licensing of $1,500,000 during 2015 and received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional financing capital, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will need significant additional capital and/or patent monetization revenues to continue to monetize current patent portfolios and will need significant additional capital to purchase any new patent portfolios and execute the Company’s longer term business plan. Based on the Company’s internal planning for 2016, which anticipates certain cash inflows and revenue from our patent sales and licensing pipeline which are expected to close during 2016, estimated cash expenditures for operating expenses will be approximately $6.2 million for the next twelve months, consisting of approximately $1.9 million in employee related costs, $0.8 million in patent maintenance and prosecution fees and $3.5 million in other operational costs. In addition, we anticipate making $7.5 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $5.3 million are variable based on assumed patent monetization revenues. Also, debt servicing fees payable to Fortress Investment Group, LLC and its affiliates ("Fortress") will be approximately $5.8 million. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to make guaranteed payments to one of the sellers of the patents totaling $2,200,000 in 2016. See Note 10 herein for further information.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of December 31, 2015, the Company has not established any reserves for uncollectable accounts.

Inventories

Inventories consist of finished goods and some component and spare parts. Inventory is valued at the lower of cost or market with cost determined utilizing standard cost which approximates the first-in, first-out (FIFO) method. The Company performs an analysis of slow-moving or obsolete inventory on a regular basis and any changes in valuation reserves, which could potentially be significant, are included in earnings in the period in which the evaluations are completed. In December 2015, the Company sold its remaining security products inventory, and expects that its business model going forward will not require maintaining any inventory.

Property and equipment, net

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

Patents, net

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

Intangible Assets, net

Intangible assets consist of certain contract rights acquired in the Merger. Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill will be tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using independent valuation and/or other market validation of certain asset values as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high quality financial institutions. Periodically, such balances are in excess of federally insured limits.

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

Expenses related to stock-based awards issued to non-employees are recognized at fair value on a recurring basis over the expected service period. The Company estimates the fair value of the awards using the Black-Scholes option pricing model.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

3. Business Combination

The Merger was consummated on June 6, 2014, as a result of which Inventergy, Inc. merged with and into Merger Sub and holders of Inventergy, Inc. securities were issued securities of the Company. Upon the consummation of the Merger, the Company changed its name from eOn Communications Corporation to Inventergy Global, Inc. and effected a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”).

In connection with the Merger, the total purchase consideration and the purchase price allocation were as follows:

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

4. Patents

Patent intangible assets consisted of the following at December 31, 2015:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	6.9	$11,893,745	$(3,223,824)	$8,669,921
Total patent intangible assets		$11,893,745	$(3,223,824)	$8,669,921

The Company expects amortization expense to be approximately $1,510,977 per year for each of the next four years, $1,481,270 in 2020, then declining annual amounts through 2023.

5. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$4,145	$-	$-	$4,145
Total	$4,145	$-	$-	$4,145

December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$30,278	$-	$-	$30,278
Total	$30,278	$-	$-	$30,278

As discussed in Note 7, in January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price of $30.40 to a placement agent. The exercise price is subject to adjustment and has been subsequently adjusted to $22.70 per share. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of December 31, 2015 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.31%
Dividend yield	0%
Expected term (in years)	3.0726

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the twelve months ended December 31, 2015 and December 31, 2014:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2013	$534,975	$56,926	$-
Extinguishment	(434,500)	-	-
Fair value at issuance	189,300	-	466,706
Change in fair value	(289,775)	(56,926)	(436,428)
Balance at December 31, 2014	$-	$-	$30,278

Fair value at issuance	-	-	41,306
Change in fair value	-	-	(67,439)
Balance at December 31, 2015	$-	$-	$4,145

6. Borrowing Arrangements

On May 10, 2013, the Company issued senior secured promissory notes (the “Senior Secured Notes” and as amended on March 26, 2014, the “Amended Secured Convertible Notes”) to a group of investors with an aggregate principal of $5,000,000 for proceeds of $4,950,000. In conjunction with the issuance of the Senior Secured Notes, proceeds of $50,000 were received in exchange for 5,000,000 shares of Series A-1 Preferred Stock. Also, on May 17, 2013, proceeds of $1,498,526 were received in exchange for shares of Series A-2 redeemable convertible preferred stock (“Series A-2 Preferred Stock”, and together with Series A-1 Preferred Stock, “Series A Preferred Stock”) to substantially the same investors. Total proceeds from the Senior Secured Notes, Series A-1 Preferred Stock and Series A-2 Preferred Stock were allocated to each instrument using the relative fair value method. The fair value allocated to the Senior Secured Notes was $2,557,111. On March 26, 2014, the Senior Secured Notes were amended and restated to allow for conversion to common stock and to amend the interest rate. In conjunction with the amendment, the Company recorded a loss on extinguishment of the Senior Secured Notes of $2,403,193 in the accompanying statements of operations.

On March 26, 2014, the Company issued certain secured convertible notes (the "New Secured Convertible Notes”) with an aggregate principal of $3,000,000 with similar terms and conditions as the Amended Secured Convertible Notes.

On October 1, 2014, the Company paid the holders of the Amended Secured Convertible Notes and the New Secured Convertible Notes (collectively, the “Secured Convertible Notes”) $8,000,000, plus interest of $187,351. In addition, the Company issued an aggregate of 180,403 shares of common stock to the note holders, who otherwise had the right to convert the existing notes into 150,817 shares of common stock of the Company until July 2018, as consideration for a waiver from such Secured Convertible Note holders in order for the Company to prepay the remaining outstanding principal and interest on the Secured Convertible Notes. As a result of the issuance of shares, the Company recorded a loss on extinguishment of $3,240,414. Immediately following the prepayment of the Secured Convertible Notes and the issuance of the shares, the Secured Convertible Notes were deemed paid in full.

Amortization of the discount on Secured Convertible Notes payable was $185,474 for the twelve months ended December 31, 2014 and was included in interest expense in the accompanying statements of operations. This amount was computed using the straight line method over the note term and was not materially different than the effective interest method.

On December 19, 2013 and December 31, 2013, the Company issued promissory notes (the “December 2013 Notes”) to the Company’s Chief Executive Officer, a related party, for $3,000,000 and $100,000 totaling an aggregate principal of $3,100,000. The Company also incurred a loan origination fee of $60,000 upon issuance of the December 2013 Notes. The December 2013 Notes, originally scheduled to mature in February 2014, were extended to August 31, 2014 and bore interest at 2% per annum. On January 14, 2014, the Company fully repaid the $100,000 unsecured related party note as part of the December 2013 Notes. The $3,000,000 note was secured by certain patent assets of the Company and all principal and accrued but unpaid interest on the December 2013 Notes was due upon maturity.

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

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. During the year ended December 31, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $4.60 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer. As of December 31, 2015, repayments of $100,000 have been made to the Chief Executive Officer and the remaining balance of $100,000 has been recorded as a related party loan payable.

On October 1, 2014 the Company and its wholly-owned subsidiary, Inventergy, Inc., entered into the Revenue Sharing and Note Purchase Agreement with entities affiliated with Fortress Investment Group, LLC, including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). On February 25, 2015, the Company, Inventergy, Inc. and Fortress entered into the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”). Pursuant to the Fortress Agreement, the Company issued an aggregate of $12,199,500 in Fortress Notes to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Fortress Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Fortress Notes and Fortress Shares, the Company received net proceeds of $11,137,753 (less issuance costs of $476,868). The Company used the net proceeds to pay off the Secured Convertible Notes and the FRB Note and for general working capital purposes. The unpaid principal amount of the Fortress Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Fortress Notes by the amount of such interest. The PIK interest shall be treated as principal of the Fortress Note for all purposes of interest accrual or calculation of any premium payment.

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part, generally without penalty or premium, except that any optional prepayments of the Fortress Notes prior to October 1, 2015 will be accompanied by a prepayment premium equal to 5% of the principal amount prepaid. In addition, upon the earlier of the date on which the all obligations of the Fortress Notes are paid in full, or become due the Company will pay to the Note Purchasers a termination fee equal to $853,965. This was accounted for as a discount on notes payable. As of December 31, 2015, the Company has repaid $2,147,000 of the Fortress Notes.

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

In addition to the Mandatory Prepayments, the Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments were originally due to commence on the last business day of October 2015, but were deferred to the last business day of November by an amendment to the Fortress Agreement (the “First Amendment”), and subsequently deferred to the last business day of January 2016 by a second amendment to the Fortress Agreement (the “Second Amendment”).

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid to the Note Purchasers a structuring fee equal to $385,000. This was accounted for as a discount on notes payable.

Pursuant to the Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (“Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $8,539,650 (unless the Revenue Participants have not received $8,539,650 by the Maturity Date, in which case the Revenue Participants have a right to receive a portion of Monetization Revenues totaling $10,369,575) (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Fortress Notes are paid in full. Following payment in full of the Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to (a) 46% of Monetization Net Revenues until $5,489,775 has been paid to the Revenue Participants, (b) 31% of Monetization Net Revenues until the next $2,744,888 has been paid to the Revenue Participants and (c) 6% of Monetization Net Revenues until the remaining amount has been paid to the Revenue Participants if (a) and (b) have not been fully paid by the Maturity Date. Under the terms of the Second Amendment, should Monetization Net Revenues result from the sale of patents (a “Patent Sale”), the Revenue Participant’s proportionate share will be, following payment in full of the Fortress Notes, 75% of the next $6,666,667 of net proceeds from a Patent Sale, and 50% of remaining net proceeds until an additional $3,539,650 is paid ($5,369,575 if paid after the Maturity Date). All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $6,034,278, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement.

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

Under the Fortress Agreement, the Company is required to maintain a minimum $1,000,000 in cash reserves. Failure to maintain that minimum cash balance can constitute an event of default under the Fortress Agreement. If we were to default under the Fortress Agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under the Fortress Agreement. See further, Risk Factors. On March 29, 2016, the Company and Fortress entered into an additional amendment to the Fortress Agreement (the “Third Amendment”), under which, among other terms, Amortization Payments are not required for a four-month period and will re-commence on the last business day of June 2016, and the requirement to maintain a minimum in cash reserves is reduced from $1,000,000 to $200,000 for the same four-month period, increasing to $1,000,000 effective July 1, 2016. See Note 12, “Subsequent Events” for additional information.

Future debt payments owed under the Fortress Agreement are as follows:

Years ending December 31:
2016	$6,157,893
2017	4,614,473
Total	$10,772,366

Unregistered Sales of Equity Securities.

In connection with the execution of the Fortress Agreement, the Company issued 50,000 shares of its common stock at $20.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. In addition, the Company issued to Fortress seven-year warrants for the purchase of 50,000 shares of common stock at an exercise price of $11.40 per share. As part of the Second Amendment, the exercise price of these warrants was changed to $2.54 per share.

In connection with the closing of the transactions contemplated by the Fortress Agreement, the Company paid a closing fee of $330,000. As discussed in Note 7, the Company also issued a five-year warrant to purchase 24,750 shares of common stock at an exercise price of $20.00 to National Securities Corporation, who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The fair value of the warrant as of November 1, 2014 was estimated using the following assumptions:

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

On March 31, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold 467,392 shares of its common stock (the “Shares”) at a purchase price of $4.60 per share resulting in gross proceeds to the Company of $2.15 million (the “Registered Direct Offering”). The Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement to be filed on April 2, 2015 in connection with the Registered Direct Offering. The Registered Direct Offering closed on April 6, 2015.

In connection with the Registered Direct Offering, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) to act as its exclusive placement agent. Pursuant to the Placement Agent Agreement, the Company paid to the Placement Agent $106,000 in cash, issued to the Placement Agent 5,762 five-year warrants with an exercise price of $5.75 per share (the “RD Warrants”) and reimbursed the Placement Agent for certain expenses. In addition, the Company paid to Laidlaw & Company (UK) Ltd. $50,000 in cash and issued 10,870 RD Warrants in connection with certain tail fees owed to them as a result of the Registered Direct Offering. The RD Warrants allow for cashless exercise in certain situations and contain piggyback registration rights for the seven year period commencing on March 31, 2015.

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

Shares of common stock reserved for future issuance were as follows as of December 31, 2015:

Options to purchase common stock	369,887
Shares reserved for issuances pursuant to 2014 Stock Plan	71,431
Warrants	179,567
Total	620,885

Convertible preferred stock

Convertible preferred stock as of December 31, 2015 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	0	$-
Series A-2	$1.6996	1,176,748	1,176,748	0	$-
Series B	$1,000.00	2,750	2,750	0	$-

In October 2015, the Company entered into agreements with holders of all of the outstanding Series A and Series B Preferred Stock pursuant to which the holders agreed to exchange all of their outstanding shares of Series A and Series B Preferred Stock for common stock. As a result, as of December 31, 2015, there were no remaining shares of Series A or Series B Preferred Stock outstanding. The previously-outstanding Preferred Stock amounts, along with the newly-issued common stock amounts, are as follows:

	Outstanding as of Sept. 30, 2015	Newly-Issued Common Stock
Series A-1	212,466	141,262
Series A-2	161,355	28,518
Series B	1,102	420,956

Warrants

In January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price of $30.40 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $22.70 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at December 31, 2015 as discussed in Note 5.

On November 1, 2014 the Company issued 27,750 warrants to purchase common stock with a weighted average exercise price of $20.70. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of December 31, 2015 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
50,000	6.17	$2.54
10,870	4.27	$4.60
5,762	4.27	$5.75
2,699	4.16	$20.00
24,750	3.84	$20.00
23,858	3.08	$22.70
58,628	0.50	$26.60
3,000	1.84	$26.60
179,567	3.31	$16.37

8. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan”, the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. The Board of Directors originally reserved 360,545 shares of common stock for issuance over the term of the Plan, and in September 2015, 170,000 shares were added to the plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	128,665	161,185	$22.70
Authorized	70,695	-	$-
Options granted	(110,920)	110,920	$28.00
Options assumed in merger	-	1,500	$143.00
Restricted Stock granted	(19,487)	19,487	$14.50
Restricted Stock vested	-	(51,300)	$19.60
Balance at December 31, 2014	68,953	241,792	$25.90
Authorized	170,000	-	$-
Options granted	(530,813)	530,813	$5.65
Options forfeited	69,870	(69,870)	$10.59
Options expired	12,148	(12,148)	$24.72
Options canceled	320,700	(320,700)	$12.99
Restricted Stock granted	(39,427)	39,427	$3.86
Restricted Stock vested	-	(39,427)	$3.86
Balance at December 31, 2015	71,431	369,887	$4.64
Total vested and expected to vest shares (options)		369,887	$4.64
Total vested shares (options)		51,555	$14.12

As of December 31, 2015, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at December 31, 2015 was zero, since all of the options were out-of-the-money at December 31, 2015.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of December 31, 2015, 230,048 of these RSAs were subject to rescission by the Company, and 62,945 RSAs had been cancelled or forfeited.

As part of the Merger, 1,500 fully vested options with an exercise price of $143.00, were assumed by Inventergy Global, Inc., and remained outstanding as of December 31, 2015.

The following table summarizes information with respect to stock options outstanding at December 31, 2015:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$3.10	339,946	9.80	$3.10	21,614	$3.10
$5.60	2,500	1.33	$5.60	2,500	$5.60
$6.90	625	0.01	$6.90	625	$6.90
$11.40	17,804	1.32	$11.40	17,804	$11.40
$22.70	442	0.01	$22.70	442	$22.70
$30.40	7,070	1.33	$30.40	7,070	$30.40
$143.00	1,500	0.45	$143.00	1,500	$143.00
	369,887	9.10	$4.64	51,555	$14.12

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the twelve months ended December 31:

	2015	2014
Expected volatility	67%	75%
Risk free rate	1.41%	1.77%
Dividend yield	0%	0%
Expected term (in years)	5.57	5.78

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the twelve months ended	For the twelve months ended
	December 31, 2015	December 31, 2014
General and administrative	$1,147,374	$2,873,396

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of December 31, 2015, there were total unrecognized compensation costs of $1,446,075 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.48 years.

Non-employee stock-based compensation expense

For the twelve months ended December 31, 2015, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $314,505 and $1,316,036 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

Cancellation of Options

On March 25, 2015, the Company cancelled certain unvested options (totaling 143,266) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $20.50 to $38.50, 10 year terms and 1 to 4 year vesting terms. In addition, on March 25, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 126,985 options to its employees, the vesting schedules of which were increased by 12 months as compared to the cancelled options – an increase from an average vesting schedule spanning 2.1 years to 3.1 years. The Company also granted an aggregate of 16,282 options to its directors, the vesting schedules of which were left substantially unchanged as compared to the cancelled options which had been set to align with the service time of each board member. The new options have an exercise price of $11.40 per share, which was a 48% premium to the closing price of the Company’s common stock as of March 25, 2015.

On October 16, 2015, the Company cancelled certain unvested options (totaling 177,446) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $6.90 to $38.50, 10-year terms and 1 to 4 year vesting terms. In addition, on October 16, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 142,063 options to its employees and an aggregate of 35,383 options to its directors. The vesting schedules were left substantially unchanged as compared to the cancelled options. The new options have an exercise price of $3.10 per share, which was the closing price of the Company’s common stock as of October 16, 2015.

9. Income Taxes

The Company recorded $(14,041) and $2,400 provision for income taxes for the years ended December 31, 2015 and 2014, respectively.

Income tax expense was comprised of the following:

	2015	2014

Current
Federal	$-	$-
State	(14,041)	2,400
	$(14,041)	$2,400

Deferred
Federal	$-	$-
State	-	-
	$-	$-
Expense	$(14,041)	$2,400

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2015	2014
Statutory federal income tax rate	34%	34%
State income taxes (net of federal benefit)	0	5.83
Loss on extinguishment of notes	0	(12.44)
Stock compensation	(1.37)	(0.31)
Other permanent differences	(0.04)	0.11
True ups	(10.20)	12.3
Change in valuation allowance	(22.27)	(39.5)
Total	0.12%	(0.01)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses, the Company has provided a full valuation allowance against its deferred tax assets as of December 31, 2015 and 2014.

The components of the net deferred tax assets and liabilities are as follows:

	2015	2014
Deferred Tax Assets:
Accrued Liabilities	$1,361,612	$722,899
Intangibles	2,476,386	3,115,849
Fixed Assets	6,686	2,988
NOL Carryforwards	10,331,722	7,773,560
Inventory Reserve	-	3,705
Allowance for Doubtful Accounts	7,599	16,281
Gross Deferred Tax Asset	14,184,005	11,635,282
Valuation Allowance	(14,052,737)	(11,436,475)
Net Deferred Tax Assets	131,268	198,807
Deferred Tax Liabilities:
Acquired Contracts Intangibles	(131,268)	(198,807)
Gross Deferred Liabilities	(131,268)	(198,807)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2015, the Company had federal and California net operating loss carryforwards, prior to any annual limitation, of approximately $48.8 million and $11.3 million, respectively, expiring beginning in 2021 for federal and 2015 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date did occur in June 2014 at the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $30.4 million with no further limitation to the CA net operating loss carryforward .. Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes either prior to or after the merger.

At December 31, 2015, the gross liability for uncertain tax positions was $0. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. and various state jurisdictions including California. In the normal course of business, the Company is subject to examination by taxing authorities including the United States and California. The Company is not currently under audit or examination by either of these jurisdictions. The federal and California statute of limitations remains open back to 2011 for federal and 2010 for California.  However, due to the fact that the Company has net operating losses carried forward dating back to 2001, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to the tax attributes carried forward to open years.

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

Years ending December 31:
2016	116,201
2017	68,587
Total	$184,788

Rent expense was $108,623, and $108,372 for the twelve months ended December 31, 2015 and 2014, respectively.

Guaranteed payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. As of December 31, 2014 such guaranteed payments were accrued on the Company’s accompanying balance sheet at net present value using a discount rate of 12%. Expenses related to minimum revenue sharing payments were deferred as of December 31, 2014 to be amortized in correlation with the future payment schedule. This agreement was amended in December 2015 and eliminated all guaranteed payments and interest payments payable on any guaranteed payments, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015 in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement with this party also stated that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. During the year ended December 31, 2015, the Company was in compliance with the terms of the agreement.

The second agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company will make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016, which amounts include $95,000 in additional interest. These payments may be paid at a 10% discount if paid 45 days or more in advance of their respective due dates. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with this agreement are payable as follows:

Years ending December 31:
2016	2,200,000
Less: discount to present value	(123,233)
Guaranteed payments, net of discount	$2,076,767

11. Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Net loss attributable to common shareholders	$(11,733,549)	$(20,521,470)
Basic and diluted:
Weighted average shares outstanding	3,586,741	2,203,678
Less weighted average restricted shares outstanding	(143,372)	(422,370)
Shares used in calculation of basic and diluted net loss per common share	3,443,369	1,781,308
Net loss per common share: Basic and diluted	$(3.41)	$(11.52)

Equity awards, unvested share rights, and common stock equivalent of warrants and preferred stock, aggregating 1.1 million shares, and 1.4 million shares for the year ended December 31, 2015, and 2014, respectively, prior to the application of the treasury stock method, are excluded from the calculation of diluted net loss per share because they are anti-dilutive.

12. Subsequent Events

On January 21, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”). Pursuant to the Purchase Agreement, the Company sold to the Investors in a private placement 2,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock is immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. After July 26, 2016, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. The Series C Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances and fundamental transactions. The Company may redeem some or all of the Series C Preferred Stock for cash as follows: (i) on or prior to March 26, 2016, in an amount equal to 126% of the aggregate stated value then outstanding, (ii) after March 26, 2016 and on or prior to July 26, 2016, in an amount equal to 144% of the aggregate stated value then outstanding and (iii) after July 26, 2016, in an amount equal to 150% of the aggregate stated value then outstanding.

Each Investor also received a common stock purchase warrant (the “Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.50. The Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.79 per share. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after six months from the issuance date. The Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances (so long as the Series C Preferred Stock is outstanding) and fundamental transactions. Notwithstanding the forgoing, until the Company obtains Shareholder Approval (as defined below), the exercise price may not be reduced as a result of a dilutive equity issuance below $1.79 per share, subject to adjustment for stock splits, stock dividends and similar events (the “Adjustment Floor”).

The Purchase Agreement requires the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock in excess of 19.99% of the outstanding Common Stock and the removal of the Adjustment Floor within 120 days of the execution of the Purchase Agreement (the “Shareholder Approval”).  Until the Company obtains the Shareholder Approval, the conversion of the Series C Preferred Stock is limited to 19.99% of the currently outstanding common stock. Additionally, until the Series C Preferred Stock is no longer outstanding, the Investors may participate in future offerings for up to 50% of the amount of such offerings.

The Company utilized a Placement Agent who received a commission equal to 10% of the gross proceeds of the offering for an aggregate commission of $250,000. The Placement Agent will also be entitled to receive a cash fee from the exercise of the Warrants. The Company paid for the Investors’ legal expenses of $25,000. The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On March 29, 2016, the Company and Fortress executed the Third Amendment, under which monthly Amortization Payments are not required in February, March, April and May 2016, re-commencing on the last business day of June 2016. In addition, the requirement to maintain minimum cash reserves is reduced from $1,000,000 to $200,000 for the same four-month period, increasing to $1,000,000 effective July 1, 2016. Also under the Third Amendment, patent licensing revenue and patent sale revenue will be applied as follows: 100% of net revenues, as defined to allow for certain transaction and related expenses (“Net Revenues”), will be applied to the Fortress Notes until paid in full. Thereafter, 75% of Net Revenues will be applied to the Revenue Stream until $5,000,000 has been paid, then 50% of Net Revenues will be applied to the Revenue Stream until an additional $6,284,538 has been paid.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control (2013) — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control (2013) — Integrated Framework, our management concluded that our internal control over financial reporting was effective based on these criteria as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control Over Financial Reporting

On April 20, 2015, the Company reorganized its financial operations in an effort to address a material weakness which existed as of December 31, 2014. The Company terminated its then current Chief Financial Officer and replaced this position and certain services of an outside accounting firm utilized by the Company with consulting services from The Brenner Group, Inc., a financial consultancy firm (the “The Brenner Group”). Accordingly, on April 20, 2015, the Board appointed John Niedermaier as the Company’s Chief Financial Officer pursuant to the terms of an agreement with The Brenner Group. We believe that the hiring of The Brenner Group and Mr. Niedermaier specifically addressed the aforementioned material weakness. Furthermore, during the year ended December 31, 2015, timely reviews of accounting records, transactions, supporting schedules and financial statements have been implemented which Company management concluded, in combination with the appointment of Mr. Niedermaier, eliminated the material weakness in internal control. There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Amendment of Revenue Sharing and Note Purchase Agreement

On March 29, 2016, the Company and Inventergy, Inc., a wholly-owned subsidiary of the Company, and certain affiliates of Fortress Investment Group, LLC (“Fortress”) entered into an amendment (the “Amended Purchase Agreement”) to the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Purchase Agreement”), which was originally entered into by the parties on October 1, 2014. The Amended Purchase Agreement, which is effective as of March 1, 2016, among other things: (i) defers amortization payments owed to Fortress by the Company until the last business day of June 2016; (ii) reduces the Company’s obligation to maintain a $1,000,000 minimum cash balance to $200,000 until July 1, 2016; and (iii) provides that the Company’s payment from the proceeds of patent sales and exclusive licenses will be as follows: (a) 100% of the net proceeds, as defined to allow for certain transactions and related expenses (“Net Revenues”), will be paid to Fortress until the note issued pursuant to the Purchase Agreement has been paid in full, after which time (b) 75% of Net Revenues will be paid to Fortress until a total of $5 million in additional payments has been paid, after which time (c) 50% of Net Revenues will be paid to Fortress until such payments equal $6,284,538.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our current officers and directors are set forth below.

Name	Age	Position	Class
Joseph W. Beyers	63	Chief Executive Officer and Director	III
John G. Niedermaier	59	Chief Financial Officer	N/A
Jon Rortveit	57	Senior Vice President, Acquisition and IP Licensing	N/A
Francis P. Barton	69	Director	III
W. Frank King	76	Director	II
Marshall Phelps, Jr.	71	Director	II
Robert A. Gordon	65	Director	I

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Joseph W. Beyers. Mr. Beyers has served as the Chairman and Chief Executive Officer of the Company since June 6, 2014. Prior to his appointment, Mr. Beyers served as the Chairman and Chief Executive Officer of Inventergy, Inc. since February 2013 (and of Inventergy LLC from January 2012 until it converted to Inventergy Inc. in February 2013). Since March 2012, Mr. Beyers has been the co-founder and Chairman of Silicon Turbine Systems, Inc., an alternative energy developer. From September 2009 to November 2011, Mr. Beyers was the founding Chairman and Chief Executive Officer of Ambature LLC, a developer of technologies to improve the efficiency of electrical energy generation, distribution and usage. Prior to that, for the 34 years until August 2009, Mr. Beyers served in various positions at Hewlett-Packard Company. From January 2003 to August 2009, Mr. Beyers was vice president of intellectual property licensing at the Hewlett-Packard where he was responsible for patent licensing, technology licensing, brand licensing, standards based licensing and patent sales and acquisitions for the entity as well as a key driver of IP strategy. His initial position was as an engineer on operating system design and lead inventor of the world’s first 32-bit computer chip. He then led mergers and acquisitions and technology partnership activities for Hewlett-Packard followed by a lead role in corporate strategy. Mr. Beyers was also previously the head of a number of the Hewlett Packard worldwide product businesses. Mr. Beyers holds both an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Illinois. He received the Distinguished Alumni Award from the University of Illinois in 2007. We believe Mr. Beyers is well-qualified to serve as a member of our board of directors due to his many years of service at various senior executive functions within Hewlett-Packard, and his roles and experience with other companies.

John G. Niedermaier. Mr. Niedermaier was appointed as Chief Financial Officer of the Company on April 20, 2015 under a consulting arrangement with The Brenner Group. From time to time, Mr. Niedermaier, in his capacity at The Brenner Group, provides financial consulting services to other companies (none of which are currently public companies). Prior to his employment with The Brenner Group in October 2014, Mr. Niedermaier acted as Chief Financial Officer of PureWave Networks, Inc., a wireless technology company, from November 2013 to July 2014. Prior to PureWave Networks, Inc., Mr. Niedermaier was Chief Financial Officer at Neato Robotics, Inc. from April 2012 through March 2013 and at Tigo Energy, Inc. from April 2011 through April 2012. From December 2007 through 2010, Mr. Niedermaier worked at ADC Telecommunications, Inc., and had the title of Vice President, GM of ADC’s Wireless Coverage Unit. From 2002 through 2007, Mr. Niedermaier was Chief Financial Officer and Chief Operating Officer of LGC Wireless, Inc., which was acquired by ADC in December 2007. Mr. Niedermaier began his career at KPMG, where he worked from 1979 to 1989. Mr. Niedermaier holds a B.S. in Business Administration and Accounting from Wayne State University and is a Certified Public Accountant.

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

Francis P. Barton. Mr. Barton was appointed to the Company’s Board on June 6, 2014. Mr. Barton was appointed to Inventergy, Inc.’s Board on December 16, 2013. From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC., a management consulting firm. Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc., a provider of IP-based telecommunications infrastructure products, from 2005 through 2008 and as a director from 2006 through 2008. From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation, a developer and supplier of microcontrollers. From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc., an e-business software solutions provider. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. (“AMD”), a semiconductor company. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation, a producer of IBM compatible mainframe systems. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, a producer of information processing solutions, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's (“DEC’s”) Personal Computer Division. Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Since August 2012, Mr. Barton has served on the board of directors of Aemetis, Inc., an international renewal fuels and specialty chemical company. Mr. Barton also serves on the board of directors of SoSo Cards, Inc., a social media company. Previously, Mr. Barton served on the board of directors of Etubics, Inc., a biotech company, from 2014 to 2016 and on the board of directors of ON Semiconductor, a developer of energy efficient electronics, from 2008 to 2011. We believe Mr. Barton is well-qualified to serve as a member of our board of directors due to his many years of service on the boards of other publicly traded companies, and his role as Chief Financial Officer for AMD, Atmel and DEC’s Personal Computer Division.

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

Marshall Phelps, Jr. Mr. Phelps has served as a member of the board of directors of the Company since June 6, 2014. Prior to his appointment, Mr. Phelps served as a director of Inventergy, Inc. since May 10, 2013. Since 2013, Mr. Phelps also serves as the Chairman of ipCreate, Inc., an invention on-demand company. Since December 2015, Mr. Phelps is a contributing columnist to Forbes. From 2012 to 2014, Mr. Phelps served as chief executive officer and a member of the board of directors at Article One Partners, Inc., a venture-funded online prior art search community. From 2002 to 2010, Mr. Phelps served as corporate vice president and deputy general counsel for intellectual property and licensing at Microsoft Corporation. In 2001, he was a founding partner of Intellectual Ventures, a worldwide acquirer of patents. His prior experience includes serving as corporate vice president at IBM in the 1990s, responsible for overseeing standards, telecommunications policy, industry relations, licensing, intellectual property law and management of a worldwide intellectual property portfolio. While at IBM, he also served as director of government relations in Washington and as vice president of Asia Pacific operations in Tokyo. Mr. Phelps holds a B.A. and DH.L. from Muskingum University, an M.S. from Stanford Graduate School of Business and a J.D. from Cornell University Law School. He is co-author of the book, “Burning the Ships: Transforming Your Company's Culture Through Intellectual Property Strategy”, published in 2009. Mr. Phelps has taught IP strategy at business, law or engineering schools at Duke, Cornell, UNC, Berkeley and in Japan.  In 2006, Mr. Phelps was inducted into the IAM’s IP Hall of Fame. Mr. Phelps also served on the Board of Directors of Inside IPXI, a financial exchange for licensing and trading IP rights, from 2013 until 2015. We believe Mr. Phelps is well-qualified to serve as a member of our board of directors due to his senior roles managing the IP functions of IBM and Microsoft, and his current role at ipCreate.

Robert A. Gordon, became a director of the Company in 2011. Mr. Gordon started his Arizona-based business telecom systems design, manufacturing and distribution consulting business, R. Gordon & Associates, Inc., in 1991. In 1997, Mr. Gordon founded and became president of Mobicel Systems, Inc., a corporation that designs and markets in-building wireless communications systems. Mr. Gordon has served as president of ATEL, S.A. of Guatemala, a provider of rural and mobile telephony services, since 2000. Mr. Gordon is also a director of Cortelco Systems Puerto Rico, an installation and services provider of business telecom, data, and network security solutions throughout Puerto Rico. Mr. Gordon earned a B.S. in Engineering Technology from the University of Central Florida in 1983. We believe Mr. Gordon is well-qualified to serve as a member of our board of directors due to his prior roles as president for Mobicel and ATEL, and as a director of eOn Communications Corporation, predecessor of the Company.

Board Qualifications

We believe that the collective skills, experiences and qualifications of our directors provide our board of directors with the expertise and experience necessary to advance the interests of our stockholders. While the Corporate governance and Nominations Committee of our board of directors does not have any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the board of directors. In addition to the individual attributes of each of our current directors described herein, we believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business, commitment to enhancing stockholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

Classes of Directors

The Board of Directors is divided into three classes designated Class I, Class II, and Class III. A single class of directors is elected each year at the annual meeting. Robert A. Gordon is a Class I director with a term expiring in 2018; W. Frank King and Marshall Phelps, Jr. are Class II directors with terms expiring in 2016; and Joseph W. Beyers and Francis P. Barton are Class III directors with terms expiring in 2017.

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

Committees of the Board of Directors

The board of directors met on nine occasions during the fiscal year ended December 31, 2015. Each of the members of the board of directors attended at least 75% of the meetings held by the board during the fiscal year ended December 31, 2015.

There are three committees of the board of directors, the audit committee, the compensation committee and the nominating and corporate governance committee. Each committee has a charter which will be reviewed on an annual basis by the members of such committee. A current copy of each committee charter is available to the stockholders on the Company’s website at http://ir.inventergy.com/governance-docs.

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

The audit committee is required to report regularly to the Company’s board of directors to discuss any issues that arise with respect to the quality or integrity of the Company’s financial statements, its compliance with legal or regulatory requirements, the performance and independence of the Company’s independent auditors, or the performance of the internal audit function.

The members of the audit committee are Francis P. Barton (Chairman), W. Frank King and Robert A. Gordon. Our Board has determined that Mr. Barton qualifies as an audit committee financial expert as defined by SEC rules, based on his education, experience and background. Please see Mr. Barton’s biographical information above for a description of his relevant experience.

The Audit Committee met on seven occasions during the fiscal year ended December 31, 2015. Each of the members of the Audit Committee attended at least 75% of the meetings held by the Audit Committee during the fiscal year ended December 31, 2015.

Compensation Committee

The members of the compensation committee are W. Frank King (Chairman), Francis P. Barton and Robert A. Gordon. Among other functions, the compensation committee will oversee the compensation of the Company’s chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof. The compensation committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

The Compensation Committee met on two occasions during the fiscal year ended December 31, 2015. Each of the members of the Compensation Committee attended the meetings.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Messrs. King, Phelps and Barton, none of whom have been an officer or employee of the Company.  None of such individuals has had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. None of the executive officers of the Company has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who serve on the Company’s board of directors.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are W. Frank King (Chairman), Francis P. Barton and Marshall Phelps, Jr. The principal duties and responsibilities of the Company’s nominating and corporate governance committee are to identify qualified individuals to become Board members, recommend to the Board of directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board the Company’s corporate governance guidelines.

The Board believes that all of its directors should have the highest personal integrity and have a record of exceptional ability and judgment. The Board also believes that its directors should ideally reflect a mix of experience and other qualifications. There is no firm requirement of minimum qualifications or skills that candidates must possess. The corporate governance and nominations committee evaluates director candidates based on a number of qualifications, including their independence, judgment, leadership ability, expertise in the industry, experience developing and analyzing business strategies, financial literacy, risk management skills, and, for incumbent directors, his or her past performance. While neither the Board nor the corporate governance and nominations committee has adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board, it is our goal to have a balanced Board, with members whose skills, background and experience are complimentary and, together, cover the variety of areas that impact our business.

The nominating and corporate governance committee will consider director nominees recommended by security holders that are properly received in accordance with applicable rules and regulations of the SEC and the Company’s bylaws, as amended. To recommend a nominee please write to the nominating and corporate governance committee c/o W. Frank King, Inventergy Global, Inc., 900 E. Hamilton Avenue #180 Campbell CA 95008. The nominating and corporate governance committee has not established nomination criteria by which Board candidates recommended by security holders are to be evaluated. Due to the size of our Company and the Board, the nominating and corporate governance committee does not believe that such a policy is necessary.

The nominating and corporate governance committee did not meet during the fiscal year ended December 31, 2015.

The nominees up for election at the Annual Meeting were recommended to the Board by the nominating and corporate governance committee.

Compliance With Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2015, all forms were filed on a timely basis with the exception of one late Form 4 filing for each of Messrs. Huang, King, Barton and Gordon.

Code of Business Conduct and Ethics

The Company adopted its amended and restated code of ethics on June 6, 2014. The code of ethics can be found on our website at www.inventergy.com. Any amendment to and waivers from the code of ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation of our named executive officers from January 1, 2014 through December 31, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The value attributable to any stock awards and option awards reflects the grant date fair values of stock or option awards calculated in accordance with FASB Accounting Standards Codification Topic 718.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph W. Beyers	2015	315,000	-	-	73,828	-	-	-	388,828
Chairman & Chief Executive Officer	2014	315,000	-	-	-	-	-	-	315,000

Wayne P. Sobon	2015	262,500	-	-	64,599	-	-	-	327,099
Senior VP and General Counsel	2014	262,500	18,750	-	-	-	-	-	281,250

Jon Rortveit	2015	243,750	25,000	-	55,371	-	-	-	324,121
Senior VP, IP Acquisitions and Licensing	2014	243,750	18,150	-	-	-	-	-	261,900

Stephen B. Huang,	2015	66,667			43,933	-	-	50,000	160,600
Chief Financial Officer (1)	2014	113,077	-	-	881,157	-	-	14,000	1,008,234

(1) Mr. Huang was Chief Financial Officer of the Company from June 9, 2014 to April 20, 2015. Huang received $50,000 as part of a Separation Agreement dated April 20, 2015. Option award amounts for 2015 reflect options granted to him in 2015 and vested upon separation from the Company.

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

Wayne P. Sobon

Mr. Sobon’s letter agreement, dated May 9, 2013, provides for terms similar to those of Mr. Beyers’s agreement except that he serves as Inventergy’s Senior Vice President and General Counsel at an initial starting salary of $262,500 per annum, payable monthly, increasing to $350,000 upon the Approved Milestone, along with his own Lump-Sum Cash Bonus. Mr. Sobon received an initial signing bonus of $56,250 in 2013 with an additional signing bonus of $18,750 in 2014. As of December 31, 2015, the board of directors had not considered any such potential salary increase or Lump Sum Cash Bonus payment. Mr. Sobon resigned from his position effective January 31, 2016, at which time Mr. Sobon entered into a separation agreement and related consulting agreement with the Company. The separation agreement provides for rescission forgiveness of 29,692 RSAs and the consulting agreement provides for payment of $21,875 per month for three months of consulting services provided through April 2016. The Company may delay payments under the consulting agreement until certain Company milestones are achieved.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2015:

	Option Awards					Stock Awards
Name and Principal Position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph W. Beyers Chairman & Chief Executive Officer	-	40,000	-	3.10	Oct 2025	141,214		-	-
Wayne P. Sobon Senior Vice President and General Counsel	-	35,000	-	3.10	Oct 2025	42,364		-	-
Jon Rortveit Senior Vice President, IP Acquisitions and Licensing	-	30,000	-	3.10	Oct 2025	39,540		-	-

Compensation of Directors

As of December 31, 2015, our directors were compensated as follows (the value attributable to any Stock Awards and Option Awards reflects the grant date fair values of stock or option awards calculated in accordance with FASB Accounting Standards Codification Topic 718):

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)
Francis P. Barton (1)	80,000	-	-	50,112	-	130,112
Robert A. Gordon (2)	35,000	-	-	10,776	-	45,776
William Frank King (3)	45,000	-	-	18,313	-	63,313
Marshall Phelps, Jr. (2)	35,000	-	-	13,643	-	48,643

(1)	Mr. Barton earns $35,000 base compensation and $45,000 as Chair of the Audit Committee.
(2)	Messrs. Gordon and Phelps, Jr. each earn $35,000 base compensation.
(3)	Mr. King earns $35,000 base compensation and $10,000 as Chair of both the Compensation Committee and the Nominating and Corporate Governance Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the total number of shares beneficially owned, as of March 30, 2016, by:

•	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our common stock based solely on such person’s filings with the Securities and Exchange Commission;
•	each of our officers and directors as of such date; and
•	each of our officers and directors as of such date, as a group.

As used in the table below, the term beneficial ownership with respect to the common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of the common stock) or sole or shared investment power (which include the power to dispose, or direct the disposition of, the shares of common stock). Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the security holder possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As of March 30, 2016, there were 4,212,220 shares of common stock and 2,500 shares of preferred stock outstanding.

Beneficial Ownership: Entity/Person	Common Stock	% of Common Stock	Series C Preferred Stock	% of Series C Preferred Stock
Alpha Capital Anstalt (1)	221,229	4.99%	700	28.00%
Anson Investments Master Fund LP (2)	221,229	4.99%	700	28.00%
Brio Capital Master Fund LP (3)	221,229	4.99%	400	16.00%
DiamondRock G3, LLC (4)	221,229	4.99%	400	16.00%
Intracoastal Capital, LLC (5)	221,229	4.99%	300	12.00%
Alfred Charles Murabito	521,303	12.38%	—	—
Robert A. Gordon (6)(7)	7,702	*	—	—
W. Frank King (6)(8)	12,360	*	—	—
Joseph W. Beyers (6)(9)	733,343	17.41%	—	—
Jon Rortveit (6) (10)	228,196	5.42%	—	—
Francis P. Barton (6) (11)	37,193	*	—	—
Marshall Phelps, Jr. (6) (12)	30,934	*	—	—
John Niedermaier (6)	—	—	—	—
All Officers and Directors as a group (7 persons)	1,049,728	24.92%	—	—

*less than 1%

(1) Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into an aggregate of 466,667 shares of common stock, (ii) warrants to purchase 409,167 shares of common stock, and (iii) 5,638 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Konrad Ackermann is the Director of the investor. The address of Mr. Ackermann and the investor is Pradafant 7, Vaduz LI-9490 Liechtenstein.

(2) Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into an aggregate of 466,667 shares of common stock, and (ii) warrants to purchase 396,667 shares of common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Amin Nathoo is the Director of the investor. The address of Mr. Nathoo and the investor is 5950 Berkshire Lane, Suite 210, Dallas, TX 75225.

(3) Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into an aggregate of 266,667 shares of common stock, and (ii) warrants to purchase 226,667 shares of common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Shaye Hirsch is the Director of the investor. The address of Mr. Hirsch and the investor is 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570.

(4) Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into an aggregate of 266,667 shares of common stock, and (ii) warrants to purchase 226,667 shares of common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Neil Rock is the Director of the investor. The address of Mr. Rock and the investor is 2071 Via Ladeta, La Jolla, CA 92037.

(5) Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into an aggregate of 200,000 shares of common stock, and (ii) warrants to purchase 170,000 shares of common stock. The ownership of common stock reflects solely the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Keith Goodman is the Director of the investor. The address of Mr. Goodman and the investor is 245 Palm Trail, Delray Beach, FL 33483.

(6) The principal address of these stockholders are: c/o Inventergy Global, Inc., 900 E. Hamilton Avenue #180 Campbell CA 95008.

(7) Consists of 1,272 shares of common stock issued for services and held directly and 6,430 shares of common stock issuable pursuant to options.

(8) Consists of 100 shares of common stock held directly and 12,260 shares of common stock issuable pursuant to options.

(9) Of such shares (a) an aggregate of 580,231 shares of common stock are owned directly by Mr. Beyers (141,214 of which are subject to repurchase by Inventergy at par value prior to vesting in accordance with specified milestones and are subject to Inventergy’s right of first refusal pursuant to the terms of an Amended and Restated Stock Restriction Agreement dated May 9, 2013 (the “Stock Restriction Agreement”)); (b) 70,695 shares of common stock are owned by Mr. Beyers indirectly through the Monte Securities Trust, a revocable trust; and (c) an aggregate of 42,417 shares of common stock are owned indirectly through Montalvo Investments, LLC, an entity controlled by Mr. Beyers but as to which he disclaims beneficial ownership as to 32,110 shares of common stock (2,534 of which shares of common stock are subject to repurchase by Inventergy at par value and subject to Inventergy’s right of first refusal pursuant to the Stock Restriction Agreement).

(10) Such shares of common stock were originally issued by Inventergy pursuant to non-plan stock grants dated February 5, 2013, subject to forfeiture to Inventergy upon the termination of the grantee’s service before the shares have vested. With respect to 50% of such shares, 20% thereof vested immediately upon grant and a portion of the remaining shares vest annually over a three year period. With respect to the remaining 50% of the shares, the forfeiture condition lapses and the shares vest upon achieving specified milestones, including repayment of the Senior Secured Notes, certain licensing stages are completed and upon acquisitions of additional patent portfolios. 19.975% of these shares currently remain subject to forfeiture. All such shares are held in escrow by Inventergy and subject to a right of first refusal in the event of a proposed sale or transfer. This amount also includes 30,000 shares of common stock issuable pursuant to options.

(11) Consists of 37,193 shares of common stock issuable pursuant to options.

(12) Consists of 21,209 shares of restricted common stock originally issued by the Company pursuant to non-plan stock grants dated February 5, 2013, subject to forfeiture to the Company upon the termination of the grantee’s service before the shares have vested. With respect to 50% of such shares, 40% thereof vested immediately upon grant and the remaining shares vest annually over a two year period. With respect to the remaining 50% of the shares, the forfeiture condition lapses and the shares vest upon achieving specified milestones, including repayment of certain senior secured notes, certain licensing stages are completed and acquisitions of additional patent portfolios. 5.975% of these shares (1,268 shares) currently remain subject to forfeiture. All such shares subject to forfeiture are held in escrow by the Company and subject to a right of first refusal in the event of a proposed sale or transfer. Also includes 2,225 shares of common stock issued for services and 7,500 shares of common stock issuable pursuant to options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Fortress Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. On April 20, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $4.60 per share or a 15% premium to the market price.  As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer.  As of December 31, 2015, repayments of $100,000 have been made to the Chief Executive Officer and the remaining balance of $100,000 has been recorded as a related party loan payable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below sets forth the aggregate fees billed for the fiscal years ended December 31, 2015 and December 31, 2014 for (i) professional services rendered by the principal accountant for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$144,883	$99,780
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$144,883	$99,780

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agent Letter Agreement, dated March 31, 2015, between Inventergy Global, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Company on April 1, 2015).
1.2	Placement Agent Letter Agreement, dated December 21, 2015, between Inventergy Global, Inc. and Chardan Capital Markets, LLC (filed herewith).
3.1	Amended and Restated Certificate of Incorporation of Inventergy Global, Inc. (the “Company”) as filed with the Secretary of State of Delaware on June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inventergy Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on December 7, 2014).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 22, 2016).
4.1	Form of Amended and Restated Senior Secured Convertible Note of eOn Communications Corporation (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).

4.2	Form of New Senior Secured Convertible Note of eOn Communications Corporation (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).
4.3	Guaranty, dated June 6, 2014, by and among Inventergy, Inc., the Company and each Buyer referenced therein. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on December 18, 2013).
4.5	Form of Placement Agent Warrant issued to investors in relation to March 2014 private placement (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the period ended December 31, 2014).
4.6	Form of Placement Agent Warrant issued to National Securities Corporation in connection with the October 2014 Fortress transaction (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the period ended December 31, 2014).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 1, 2015).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
4.9	Form of Common Stock Purchase Warrant (filed herewith).
10.1	Form of Indemnity Agreement between the Company and certain members of its management (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
10.2	Form of Pre-Existing Lock-up Agreement and Form of Letter Agreement addendum (incorporated by reference to Exhibit 10.1 to the Amendment to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).
10.3	Securities Purchase Agreement, dated March 24, 2014, by and among Inventergy, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
10.4	Patent Rights Assignment Agreement, dated May 15, 2013, by and between Huawei Technologies Co., Ltd. and Inventergy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014).*
10.5	Patent Purchase Agreement, dated May 23, 2014, by and between Inventergy, Inc. and Nokia Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).*
10.6	Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.7	Amendment No. 1 to Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.8	Form of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.9	Senior Note, dated October 1, 2014, issued jointly by Inventergy Global, Inc. and Inventergy, Inc. to DBD Credit Funding, LLC. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.10	Patent License Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.11	Patent Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.12	Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.13	Subscription Agreement, dated October 1, 2014, by and between Inventergy Global, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.14	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Joseph W. Beyers (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.15	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Wayne Sobon (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.16	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Jon Rortveit (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.17	Senior Note, dated February 25, 2015, issued jointly by Inventergy Global, Inc. and Inventergy Inc. to DBD Credit Funding LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.18	Consulting Engagement Agreement, effective April 20, 2015, between Inventergy Inc. and The Brenner Group (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.19	Inventergy Global Inc. 2014 Stock Plan: Summary Stock Grant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.20	Series A-1 and A-2 Exchange Agreement, dated as of October 6, 2015, by and among Inventergy Global, Inc. and the investors listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K filed October 7, 2015).
10.21	Series B Exchange Agreement, dated as of October 6, 2015, by and among Inventergy Global, Inc. and the investors listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 7, 2015).
10.22	Securities Purchase Agreement, dated March 31, 2015, between Inventergy Global, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 1, 2015).
10.23	Amended and Restated Revenue Sharing and Note Purchase Agreement, originally dated as of October 1, 2014 and amended and restated as of February 25, 2015, by and between Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and CF DB EZ LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on From 10-Q for the period ended March 31, 2015).*
10.24	First Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Warrant, dated as of October 30, 2015, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and the Revenue Participants and Note Purchasers thereto (filed herewith).+
10.25	Second Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement, dated as of November 30, 2015, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (filed herewith).
10.26	Patent Purchase Agreement, dated October 31, 2013, by and between Panasonic Corporation and Inventergy, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).*
10.27	Amendment to Patent Purchase Agreement, dated December 31, 2015, between Inventergy Inc. and Panasonic Corporation (filed herewith).+
10.28	Securities Purchase Agreement, dated as of January 21, 2016, between Inventergy Global, Inc. and the purchasers listed on the signature page thereto (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 22, 2016).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
21.1	List of Subsidiaries (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014).
23.1	Consent of Marcum LLP (filed herewith).
31.1	Section 302 Certification of Principal Executive Officer (filed herewith).
31.2	Section 302 Certification of Principal Financial Officer (filed herewith).
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer (furnished herewith).

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase (filed herewith)

* Confidential treatment has been granted for portions of this exhibit.

+Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inventergy Global, Inc.

Date: April 4, 2016	By:	/s/Joseph W. Beyers
Joseph W. Beyers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 4, 2016	By:	/s/ John G. Niedermaier
John G. Niedermaier
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph. W. Beyers	April 4, 2016
Joseph W. Beyers
Chief Executive Officer and Chairman of the Board

By:	/s/ John G. Niedermaier	April 4, 2016
John G. Niedermaier
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Francis P. Barton	April 4, 2016
Francis P. Barton
Director

By:	/s/ W. Frank King	April 4, 2016
W. Frank King
Director

By:	/s/ Marshall Phelps, Jr.	April 4, 2016
Marshall Phelps, Jr.
Director

By:	/s/ Robert A. Gordon	April 4, 2016
Robert A. Gordon
Director

