Form 10-Q
period 2016-03-31
Inventergy Global, Inc.
filed 2016-05-11
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, the registrant had 4,226,734 shares of common stock outstanding.

Inventergy Global, Inc. and Subsidiary

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (“the Quarterly Report”), including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to continue as a going concern;

•	anticipated growth and growth strategies;

•	the need for additional capital and the availability of financing;

•	the ability to secure additional patents;

•	the ability to monetize patents or recoup our investment;

•	the ability to protect intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents that could harm our business and operating results;

•	expansion plans and opportunities;

•	our ability to attract and retain key members of our management team;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$850,112	$554,556
Accounts receivable, net	38,222	31,941
Prepaid expenses and other current assets	77,157	211,088
Deferred expenses	57,417	78,292
Total current assets	1,022,908	875,877
Property and equipment, net	21,012	25,263
Patents, net	8,292,176	8,669,921
Intangible assets, net	357,833	386,083
Goodwill	8,858,504	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$18,571,426	$18,834,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,751,616	$1,846,903
Accrued expenses and other current liabilities	184,964	12,726
Short-term notes payable, related party	75,000	100,000
Guaranteed payments, current	2,128,834	2,076,767
Fortress notes payable, current	5,924,941	5,598,754
Deferred revenue	400,000	550,000
Total current liabilities	10,465,355	10,185,150
Deferred revenue, non-current	646,429	346,429
Derivative liabilities	6,940	4,145
Fortress notes payable, net of discount	1,973,244	2,406,681
Fortress revenue share, net of discount	3,807,979	6,034,278
Total liabilities	16,899,947	18,976,683
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, -0- shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquid-
ation preference of $0 at March 31, 2016 and December 31, 2015)	-	-
Series B convertible preferred stock: 2,750 shares designated, -0- shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquidation preference
of $0 at March 31, 2016 and December 31, 2015	-	-
Series C convertible preferred stock: 2,500 shares designated, 2,500 and -0- shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquidation preference
of $2,500,000 and $0 at March 31, 2016 and December 31, 2015)	3	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 4,212,220 and 4,223,124
shares issued and outstanding at March 31, 2016 and December 31, 2015	4,212	4,223
Additional paid-in capital	57,432,530	54,660,497
Accumulated deficit	(55,765,266)	(54,806,762)
Total stockholders' equity (deficit)	1,671,479	(142,042)
Total liabilities and stockholders' equity (deficit)	$18,571,426	$18,834,641

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$126,971	$166,912

Operating Expenses:
Cost of revenues	49,125	69,667
Patent amortization expense	377,745	387,585
General and administrative	1,595,221	2,825,560
Total operating expenses	2,022,091	3,282,812

Loss from operations	(1,895,120)	(3,115,900)

Other income (expense):
Gain (loss) on debt extinguishment	2,434,661	(2,268,373)
Decrease in fair value of derivative liabilities	(2,795)	6,886
Other income	-	37
Interest expense, net	(1,028,583)	(1,248,483)
Total other income (expense), net	1,403,283	(3,509,933)

Loss before provision for income taxes	(491,837)	(6,625,833)
		-
Provision for income taxes	-	-

Net loss	(491,837)	(6,625,833)

Deemed dividend on preferred stock	(466,667)	-

Net loss attributable to common shareholders	$(958,504)	$(6,625,833)

Basic and diluted loss per share	$(0.23)	$(2.47)

Weighted average shares outstanding, basic and diluted	4,155,382	2,687,958

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(491,837)	$(6,625,833)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,251	4,251
(Gain) loss on debt extinguishment	(2,434,661)	2,268,373
Decrease (increase) in fair value of derivative liabilities	2,795	(6,886)
Amortization of discount on notes payable	759,869	882,440
Accrued interest on patent purchase	52,067	-
Amortization of patents and acquired contracts	405,995	415,834
Stock-based compensation	130,358	472,274
Changes in operating assets and liabilities
Accounts receivable	(6,281)	248,501
Inventories	-	130,155
Prepaid expenses and other current assets	133,931	(33,181)
Deferred expenses	20,875	(96,305)
Accounts payable	(95,287)	663,097
Accrued expenses and other current liabilities	172,238	208,014
Deferred revenue	150,000	446,429
Net cash used in operating activities	(1,195,687)	(1,022,837)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	2,175,000	-
Proceeds from issuance of notes payable, net of issuance costs	-	1,126,900
Payments on short-term notes payable, related party	(25,000)	-
Payments on Fortress notes payable	(658,757)	-
Net cash provided by financing activities	1,491,243	1,126,900

Net increase in cash and cash equivalents	295,556	104,063

Cash and cash equivalents, beginning of period	554,556	1,443,349

Cash and cash equivalents, end of period	$850,112	$1,547,412

Supplemental disclosures of cash flow information
Cash paid for interest	$218,139	$146,042
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses associated with purchased patent assets	$-	$440,783
Fair value of common stock warrants	$760,461	$-

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

1. Organization

Inventergy Global, Inc. (“we”, “us”, “our” “Inventergy” or the “Company”) is an intellectual property (IP) investment and licensing company that helps leading technology corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary (“Merger Sub”) of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

The Company operates in a single industry segment.

In June 2014, in conjunction with the Merger, the Company effected a one-for-two reverse split of its common stock. In December 2015, the Company effected a one-for-ten reverse split of its common stock. All share and per share amounts are reflective of these splits.

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

Liquidity and Capital Resources

At March 31, 2016, the Company had an accumulated deficit since inception of $55,765,266 (including a net loss for the quarter ended March 31, 2016 of $491,837) and had a negative working capital of $9,442,447. As of May 9, 2016, we had remaining cash of $723,940 (which includes $200,000 of minimum cash reserves (see discussion, Note 5), which is intended to serve as additional collateral pursuant to our agreement (the “Fortress Agreement”) with Fortress Investment Group, LLC and its affiliates ("Fortress"). These factors raise substantial doubt about our ability to continue as a going concern. Toward that end, the Company entered into its first license agreement in February 2015 (under which we expect to receive an aggregate of $2,000,000 over the period of the license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. In addition, the Company received gross payments for patent licensing of $1,500,000 during 2015 and received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we will likely need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital financing, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will need significant additional capital and/or patent monetization revenues to continue to monetize current patent portfolios and will need significant additional capital to purchase any new patent portfolios and execute the Company’s longer term business plan. Based on the Company’s internal planning for the year ending December 31, 2016, which anticipates certain cash inflows and revenue from our patent sales and licensing pipeline which are expected to close during 2016, estimated cash expenditures for operating expenses will be approximately $6.2 million for the next twelve months, consisting of approximately $1.9 million in employee related costs, $0.8 million in patent maintenance and prosecution fees and $3.5 million in other operational costs. In addition, we anticipate making $7.5 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $5.3 million are variable payments based on assumed patent monetization revenues. Also, debt servicing fees payable to Fortress will be approximately $5.8 million. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to make guaranteed payments to one of the sellers of the patents totaling $2,200,000 in 2016. See Note 9 herein for further information regarding these guaranteed payments.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires the Company to judge each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates these estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of March 31, 2016, the Company has established a reserve of $22,350 for uncollectable accounts.

Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or the term of the lease, if shorter), which range from three to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation is removed and any resulting gain or loss is credited or charged to operations.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this standard for the three months ended March 31, 2016, and its adoption did not have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

3. Patents

Patent intangible assets consisted of the following at March 31, 2016:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	6.65 years	$11,893,745	$(3,601,569)	$8,292,176
Total patent intangible assets		$11,893,745	$(3,601,569)	$8,292,176

The Company expects its amortization expenses to be approximately $1,510,977 per year for each of the next four years, $1,481,270 in 2020, then in declining annual amounts through 2023.

4. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$6,940	$-	$-	$6,940
Total	$6,940	$-	$-	$6,940

December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$4,145	$-	$-	$4,145
Total	$4,145	$-	$-	$4,145

As discussed in Note 6, in January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price per share of $30.40 to a placement agent. The exercise price is subject to adjustment and has been subsequently adjusted to $22.70 per share. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of March 31, 2016 was estimated using the following assumptions:

Expected volatility	65%
Risk free rate	0.86%
Dividend yield	0%
Expected term (in years)	2.8226

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the three months ended March 31, 2016 and March 31, 2015:

Common Stock Warrants
Balance at December 31, 2014	$30,278
Change in fair value	(6,886)
Balance at March 31, 2015	$23,392

Balance at December 31, 2015	$4,145
Change in fair value	2,795
Balance at March 31, 2016	$6,940

5. Borrowing Arrangements

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within 10 business days of the execution of the agreement. As a result of the Fortress Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. During the year ended December 31, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at a price per share equal to the greater of $4.60 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer. As of March 31, 2016, repayments of $125,000 have been made to the Chief Executive Officer and the remaining balance of $75,000 has been recorded as a related party loan payable.

On October 1, 2014 the Company and its wholly-owned subsidiary, Inventergy, Inc., entered into the Revenue Sharing and Note Purchase Agreement with entities affiliated with Fortress Investment Group, LLC, including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). On February 25, 2015, the Company, Inventergy, Inc. and Fortress entered into the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended Fortress Agreement”). Pursuant to the Fortress Agreement, the Company issued an aggregate of $12,199,500 in notes (the “Original Fortress Notes”) to the purchasers identified in the Fortress Agreement (the “Note Purchasers”). As a result of the issuance of the Original Fortress Notes and the sale of the Fortress Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Original Fortress Notes and Fortress Shares, the Company received net proceeds of $11,137,753 (less issuance costs of $476,868). The Company used the net proceeds to pay off the Secured Convertible Notes and other indebtedness and for general working capital purposes. The unpaid principal amount of the Fortress Notes bears cash interest equal to LIBOR plus 7%. In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Fortress Notes by the amount of such interest. The PIK interest shall be treated as principal of the Fortress Notes for all purposes of interest accrual or calculation of any premium payment.

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder are due in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part. In addition, upon the earlier of the date on which the all obligations of the Fortress Notes are paid in full, or become due the Company will pay to the Note Purchasers a termination fee equal to $853,965. This was accounted for as a discount on notes payable. As of March 31, 2016, the Company has repaid $2,805,757 of the Fortress Notes.

Upon receipt of any revenues generated from the monetization of the Patents (the “Monetization Revenue”) from the patents identified in the Fortress Agreement (the “Patents”), the Company is required to apply, towards its obligations pursuant to the Fortress Notes, 100% of the difference between (a) any revenues generated from the Monetization Revenue less (b) any litigation or licensing related third party expenses (including fees paid to the original patent owners) reasonably incurred by the Company to earn Monetization Revenue, subject to certain limits (such difference defined as “Monetization Net Revenues”).

The Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments were originally due to commence on the last business day of October 2015, but were deferred to the last business day of June 2016 by amendments to the Fortress Agreement.

In connection with the execution of the Fortress Agreement, on October 1, 2014, the Company paid to the Note Purchasers a structuring fee equal to $385,000. This was accounted for as a discount on notes payable.

Pursuant to the Amended Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (the “Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $11,284,538 (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Original Fortress Notes are paid in full. Following payment in full of the Original Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to 75% of Monetization Net Revenues until $5,000,000 has been paid to the Revenue Participants, then 50% of Monetization Net Revenues until the remaining $6,284,538 has been paid to the Revenue Participants. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $3,807,979, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement. In conjunction with the most recent amendment to the Amended Fortress Agreement dated March 1, 2016, the Company determined that the change in expected cash flows was greater than 10% as compared to the previous agreement and, therefore, a debt extinguishment was deemed to have occurred. When recording the new present value of the debt and revenue share, which was computed using a discount rate of 18%, a gain on debt extinguishment of $2,434,661 was recognized.

As part of the Fortress Agreement, the Company and the Collateral Agent entered into a Patent License Agreement (the “Patent License Agreement”) under which the Company agreed to grant to the Collateral Agent a non-exclusive, royalty-free, worldwide license to certain of its Patents (the “Licensed Patents”), which can only be used by the Collateral Agent following an occurrence and during the continuance of an event of default of the Fortress Agreement. When the Original Fortress Notes and Revenue Stream are paid in full, the Patent License Agreement will terminate.

As part of the transaction, the Company granted the Note Purchasers and Revenue Participants a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries. The Note Purchasers and Revenue Participants do not have a security interest in any future patent purchases by the Company.

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

Future debt payments owed under the Fortress Agreement are as follows:

Years ending December 31:
2016	$4,396,502
2017	5,768,163
Total	$10,164,665

Unregistered Sales of Equity Securities.

In connection with the execution of the Fortress Agreement, the Company issued 50,000 shares of its common stock at $20.00 per share to the Revenue Participants (the “Fortress Shares”) for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. In addition, the Company issued to Fortress seven-year warrants for the purchase of 50,000 shares of common stock at an exercise price of $11.40 per share. As part of an amendment to the Fortress Agreement dated November 30, 2015, the exercise price of these warrants was changed to $2.54 per share.

In connection with the closing of the transactions contemplated by the Fortress Agreement, the Company paid a closing fee of $330,000. As discussed in Note 6, the Company also issued a five-year warrant to purchase 24,750 shares of common stock at an exercise price of $20.00 to National Securities Corporation, who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The fair value of the warrant as of November 1, 2014 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.62%
Dividend yield	0%
Expected term (in years)	5.00

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

6. Stockholders’ Equity

Common stock

The Company is authorized to issue up to 110,000,000 shares, of which 100,000,000 shares have been designated as common stock and 10,000,000 shares have been designated as preferred stock. Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of each share of common stock shall have the right to one vote for each share they own.

On March 31, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold 467,392 shares of its common stock (the “Shares”) at a purchase price of $4.60 per share resulting in gross proceeds to the Company of $2.15 million (the “Registered Direct Offering”). The Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement filed on April 2, 2015 in connection with the Registered Direct Offering. The Registered Direct Offering closed on April 6, 2015.

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

In connection with the Registered Direct Offering, the Company entered into a separate waiver agreement with one of its current stockholders pursuant to which the holder waived its right to participate in the Registered Direct Offering (the “Right of Participation”). In consideration for such waiver, the Company paid to the holder $35,000 in cash and waived any trading volume limitations or other lock-up provisions or restrictions imposed on the holder pursuant to an existing securities purchase agreement and an existing lock-up agreement the holder entered into with the Company. The Company also agreed that in the event that the Company obtains a consent, release amendment, settlement or waiver of the Right of Participation from any other stockholder holding such right in connection with the Registered Direct Offering on more favorable terms than in the waiver agreement prior to expiration of the Right of Participation of the holder, the holder will be entitled to the benefit of the more favorable terms. The holder’s Right of Participation terminated on September 8, 2015.

Shares of common stock reserved for future issuance were as follows as of March 31, 2016:

Series C convertible preferred stock	1,666,668
Options to purchase common stock	245,595
Shares reserved for issuances pursuant to 2014 Stock Plan	195,723
Warrants	1,596,235
Total	3,704,221

 Convertible preferred stock

Convertible preferred stock as of March 31, 2016 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	0	$-
Series A-2	$1.6996	1,176,748	1,176,748	0	$-
Series B	$1,000.00	2,750	2,750	0	$-
Series C	$1,000.00	2,500	2,500	2,500	$2,500,000

On January 21, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”). Pursuant to the Purchase Agreement, the Company sold to the Investors in a private placement 2,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock is immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock is immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is not included in Net Loss Attributable to Common Shareholders. After July 26, 2016, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. The Series C Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances and fundamental transactions. The Company may redeem some or all of the Series C Preferred Stock for cash as follows: (i) on or prior to March 26, 2016, in an amount equal to 126% of the aggregate stated value then outstanding, (ii) after March 26, 2016 and on or prior to July 26, 2016, in an amount equal to 144% of the aggregate stated value then outstanding and (iii) after July 26, 2016, in an amount equal to 150% of the aggregate stated value then outstanding.

Each Investor also received a common stock purchase warrant (the “Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.50, for a total of 1,416,668 shares. The Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.79 per share. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after six months from the issuance date. The Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances (so long as the Series C Preferred Stock is outstanding) and fundamental transactions. Notwithstanding the forgoing, until the Company obtains Shareholder Approval (as defined below), the exercise price may not be reduced as a result of a dilutive equity issuance below $1.79 per share, subject to adjustment for stock splits, stock dividends and similar events (the “Adjustment Floor”).

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

The Company utilized a Placement Agent who received a commission equal to 10% of the gross proceeds of the offering for an aggregate commission of $250,000. The Placement Agent will also be entitled to receive a cash fee from the exercise of the Warrants. The Company paid for the Investors’ legal expenses of $25,000, and paid legal fees of $50,000 to the Company’s outside counsel. The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In October 2015, the Company entered into agreements with holders of all of the outstanding Series A and Series B Preferred Stock pursuant to which the holders agreed to exchange all of their outstanding shares of Series A and Series B Preferred Stock for common stock. As a result, as of March 31, 2016, there were no remaining shares of Series A or Series B Preferred Stock outstanding. The previously-outstanding Preferred Stock amounts, along with the newly-issued common stock amounts, are as follows:

	Outstanding as of Sept. 30, 2015	Newly-Issued Common Stock
Series A-1	212,466	141,262
Series A-2	161,355	28,518
Series B	1,102	420,956

Warrants

In January 2014, the Company issued warrants to purchase 23,842 shares of common stock at an exercise price of $30.40 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $22.70 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of its shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at March 31, 2016 as discussed in Note 4.

On November 1, 2014 the Company issued 27,750 warrants to purchase common stock with a weighted average exercise price of $20.70. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of March 31, 2016 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
1,416,668	4.81	$1.79
50,000	5.92	$2.54
10,870	4.02	$4.60
5,762	4.02	$5.75
2,699	3.91	$20.00
24,750	3.59	$20.00
23,858	2.83	$22.70
58,628	0.25	$26.60
3,000	1.59	$26.60
1,596,235	4.62	$3.43

7. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan,” the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants, as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock or other property. The Board of Directors originally reserved 360,545 shares of common stock for issuance over the term of the Plan and, in September 2015, 170,000 shares were added to the plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	71,431	369,887	$4.64
Options forfeited	123,096	(123,096)	$3.10
Options expired	1,196	(1,196)	$13.22
Balance at March 31, 2016	195,723	245,595	$5.36
Total vested and expected to vest shares (options)		245,595	$5.36
Total vested shares (options)		75,385	$10.47

As of March 31, 2016, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at March 31, 2016 was zero, since all of the options were out-of-the-money at March 31, 2016.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of March 31, 2016, 187,684 of these RSAs were subject to rescission by the Company, and 73,849 RSAs had been cancelled or forfeited.

As part of the Merger, 1,500 fully vested options with an exercise price of $143.00, were assumed by Inventergy Global, Inc., and remained outstanding as of March 31, 2016.

The following table summarizes information with respect to stock options outstanding at March 31, 2016:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$3.10	216,851	9.36	$3.10	46,641	$3.10
$5.60	2,500	1.08	$5.60	2,500	$5.60
$11.40	17,674	1.08	$11.40	17,674	$11.40
$30.40	7,070	1.08	$30.40	7,070	$30.40
$143.00	1,500	0.21	$143.00	1,500	$143.00
	245,595	8.39	$5.36	75,385	$10.47

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three months ended March 31, 2016 and 2015:

	2016	2015
Expected volatility	n/a	64.00%
Risk free rate	n/a	1.48%
Dividend yield	n/a	0.00%
Expected term (in years)	n/a	6.06

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
General and administrative	$130,358	$472,274

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from the exercise of stock awards. As of March 31, 2016, there were total unrecognized compensation costs of $701,406 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.57 years.

Non-employee stock-based compensation expense

The Company has issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $58,552 and $94,013 for the three months ended March 31, 2016 and March 31, 2015, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

Cancellation of Options

On March 25, 2015, the Company cancelled certain unvested options (totaling 143,266) previously granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $20.50 to $38.50, 10 year terms and 1 to 4 year vesting periods. In addition, on March 25, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 126,985 options to its employees, the vesting schedules of which were increased by 12 months as compared to the cancelled options – an increase from an average vesting schedule spanning 2.1 years to 3.1 years. The Company also granted an aggregate of 16,282 options to its directors, the vesting schedules of which were left substantially unchanged as compared to the cancelled options which had been set to align with the service time of each board member. The new options have an exercise price of $11.40 per share, which was a 48% premium to the closing price of the Company’s common stock as of March 25, 2015.

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

8. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three-month periods ended March 31, 2016 and 2015.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2016 and 2015.

At December 31, 2015, the Company had federal and California net operating loss carryforwards, prior to any annual limitation, of approximately $48.8 million and $11.3 million, respectively, expiring beginning in 2021 for federal and 2015 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date did occur in June 2014 at the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $30.4 million with no further limitation to the California net operating loss carryforward . Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes either prior to or after the merger.

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

9. Commitments and Contingencies

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

Years ending December 31:
2016	87,633
2017	68,587
Total	$156,220

Rent expense was $27,152 for the three months ended March 31, 2016 and 2015.

Guaranteed payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. As of December 31, 2014, such guaranteed payments were accrued on the Company’s accompanying balance sheet at net present value using a discount rate of 12%. Expenses related to minimum revenue sharing payments were deferred as of December 31, 2014 to be amortized in correlation with the future payment schedule. This agreement was amended in December 2015, at which time all guaranteed payments and interest payments payable on any guaranteed payments were eliminated, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015, in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement provided that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. As of March 31, 2016, the Company was in compliance with the terms of the agreement.

The second agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company will make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016, which amounts include $95,000 in additional interest. These amounts accrue interest at 1% per month if not paid by their respective due dates, and may be paid at a 10% discount if paid 45 days or more in advance of their respective due dates. Minimum revenue sharing payments are generally due sixty days after fully earned. Future guaranteed payments associated with this agreement are payable as follows:

Years ending December 31:
2016	2,200,000
Less: discount to present value	(71,166)
Guaranteed payments, net of discount	$2,128,834

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

The Company is an IP investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands. Inventergy, Inc., our wholly-owned subsidiary, was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of the Company merged with and into Inventergy, Inc., with Inventergy, Inc. becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to “Inventergy Global, Inc.”

The Company works to develop long-term relationships with global companies seeking to strategically realize an appropriate return on their IP assets, in which they have invested a significant amount of research and development (IP value creation). The Company offers clients a professional corporate licensing model for IP value creation that provides both short term returns and attractive, long-term licensing revenue. The Company has focused initially on developing relationships with companies in the telecommunications industry but its business purpose is not limited to that industry. We aspire to be a market-leader in IP value creation across various technology and market segments.

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

Results of Operations

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenue

Revenue for the three months ended March 31, 2016 was $126,971 and consisted of $100,000 from a patent licensing contract and $26,971 from our access control security product/service lines. Revenue for the three months ended March 31, 2015 was $166,912 and consisted of $53,571 from a patent licensing contract and $113,341 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016 was $49,125, and consisted of $20,875 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Merger. Cost of revenue for the three months ended March 31, 2015 was $69,667 and consisted of $2,695 related to patent licensing revenue, cost of products related to our access control security product/service lines of $38,722, and amortization of $28,250 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $377,745, and $387,585 for the three months ended March 31, 2016 and March 31, 2015, respectively, was for the amortization of patents acquired.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2016 were $1,595,221 compared to $2,825,560 for the three months ended March 31, 2015. G&A expenses for the three months ended March 31, 2016 included $71,806 and $58,552 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $378,261 and $94,013 for the three months ended March 31, 2015. Salaries, wages and other personnel expenses were $391,483 and $790,751 for the three months ended March 31, 2016 and March 31, 2015, respectively, a decrease of $399,268 primarily as a result of the termination of the employment of seven employees since March 2015. Investor relations expense was $33,972 and $308,881 for the three months ended March 31, 2016, and March 31, 2015, respectively, a decrease of $274,909 as a result of decreased costs for investor relations, communications, media and related services in 2016, compared to higher costs in these areas following the Merger in 2014. Patent fees were $331,375 and $128,270 for the three months ended March 31, 2016 and March 31, 2015, respectively, primarily as a result of higher consulting costs in 2016 relating to patent analysis. Legal expenses were $180,383 for the three months ended March 31, 2016, compared to $566,467 for the three months ended March 31, 2015. This decrease of $386,084 was primarily due to lower litigation costs due to the settlement of one matter in the fourth quarter of 2015. Other G&A expenses were $527,650 and $558,917 for the three months ended March 31, 2016 and March 31, 2015, respectively, representing a decrease of $31,267, primarily as a result of lower consulting and facilities expenses, partially offset by higher state franchise taxes.

Gain / Loss on Debt Extinguishment

In connection with the most recent amendment to the Amended Fortress Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment of $2,434,661 related to expected amounts of Net Monetization Revenues to be paid to Revenue Participants. In connection with an amendment to the Amended Fortress Agreement dated February 25, 2015, the Company recorded a loss of $2,268,373 in the three month period ended March 31, 2015. See Note 5 to our financial statements contained in Item 1 herein.

Decrease (Increase) in Fair Value of Derivative Liabilities

Increase in fair value of derivative liabilities was $2,795 for the three months ended March 31, 2016 compared to a decrease of $6,886 for the three months ended March 31, 2015. The increase for the three months ended March 31, 2016 was due to an increase in the Company’s stock price during this period. The decrease for the three months ended March 31, 2015 was due to a decrease in the Company’s stock price during the corresponding period. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2016 and March 31, 2015 was $1,062,676 and $1,248,483, respectively. For the three months ended March 31, 2016, this amount includes interest expense on patents purchased of $63,067 and interest expense and amortization of discount and debt issuance costs on Fortress Notes of $999,609. Of these amounts, $218,139 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the three months ended March 31, 2015 includes interest expense on patents purchased of $185,148, interest expense and amortization of discount and debt issuance costs on Fortress Notes of $832,292, and other interest expense of $231,043.

Liquidity and Capital Resources

At March 31, 2016, the Company had an accumulated deficit since inception of $55,765,266 and had negative working capital of $9,442,447. As of May 9, 2016, we had remaining cash of $723,940. These factors raise substantial doubt about our ability to continue as a going concern, which is dependent on achieving additional licensing or sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Toward that end, the Company entered into its first licensing agreement in February 2015, received net proceeds from an additional drawdown from the Amended Fortress Agreement of $1,126,900, received net proceeds of $1,835,000 from the sale of common stock in April 2015, and received gross proceeds of $4,000,000 from the sale of two patent families in June 2015. In addition, on January 21, 2016 the Company received approximately $2,175,000 net proceeds through the private placement of 2,500 shares of Series C preferred stock. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of our securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The Company will need significant additional capital and/or patent monetization revenues to continue to monetize our current patent portfolios and we will need significant additional capital to purchase any new patent portfolios and execute our longer term business plan. Based on our internal planning for the year ended December 31, 2016, which anticipates certain cash inflows and revenue from our patent sales and licensing pipeline which are expected to close during 2016, we believe our cash expenditures for operating expenses will be approximately $6.2 million for the next twelve months, consisting of approximately $1.9 million in employee related costs, $0.8 million in patent maintenance and prosecution fees, and $3.5 million in other operational costs. In addition, we anticipate making $7.5 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $5.3 million are variable payments based on assumed patent monetization revenues. Also, our debt servicing fees payable to Fortress will be approximately $5.8 million. These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Based on our existing cash balances, anticipated revenues from patent monetization activities, available financing opportunities, and proactive measures to reduce expenses and defer obligations where possible, management believes we have funds sufficient to meet our anticipated operating needs for less than three months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We will be required to pay $2,200,000 to a seller of the patents by July 2016 or pay a one percent per month late fee until paid. See Note 9 in the accompanying financial statements for further information regarding this payment.

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

As of March 31, 2016, the Company had cash and cash equivalents of $850,112. Also as of March 31, 2016, the Company had negative working capital of $9,442,447. The Company’s net loss for the three months ended March 31, 2016 was $491,837 and our accumulated deficit amount was $55,765,266 as of March 31, 2016. Our cash and cash equivalents as of March 31, 2016 consisted primarily of funds remaining from net proceeds of $2,175,000 (after issuance costs of $325,000) received from the sale of Series C preferred stock, partially offset by $658,757 principal payments on the Fortress Notes and expenditures for general operating purposes.

As of March 31, 2016, the Company had cash and cash equivalents of $850,112 compared to $554,556 as of December 31, 2015. The increase in cash and cash equivalents of $295,556 for the three months ended March 31, 2016 was attributable to net cash provided by financing activities of $1,491,243, partially offset by net cash used in operating activities of $1,195,687.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2016 resulted in net cash used of $1,195,687. Net cash used in operating activities consisted of a net loss of $491,837, less non-cash gain on debt extinguishment of $2,434,661, partially offset by non-cash expenses consisting of depreciation expense of $4,251, an increase in fair value of derivative liabilities of $2,795, amortization of discount and debt issuance costs on notes payable of $759,869, amortization of patents and acquired contracts of $405,995, accrued interest on patent purchase of $52,067, and stock-based compensation of $130,358. Changes in operating assets and liabilities provided cash of $375,476, from a decrease in prepaid expenses and other current assets totaling $133,931, a decrease in deferred expenses of $20,875, an increase in accrued expenses and other current liabilities of $172,238 and an increase in deferred revenue of $150,000, partially offset by a decrease in accounts receivable of $6,281 and a decrease in accounts payable of $95,287.

The Company’s operating activities for the three months ended March 31, 2015 resulted in net cash used of $1,022,837. Net cash used from operations consisted of a net loss of $6,625,833, offset by non-cash expenses of depreciation expense of $4,251, loss on debt extinguishment of $2,268,373, amortization of discount and debt issuance costs on notes payable of $882,440, amortization of patents and acquired contracts of $415,834, and stock-based compensation of $472,274. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $6,886. Changes in operating assets and liabilities provided cash of $1,566,710, from a decrease in accounts receivable of $248,501, a decrease in inventories of $130,155, an increase in accounts payable of $633,097, an increase in accrued expenses and other current liabilities of $208,014 and an increase in deferred revenue of $446,429, partially offset by an increase in prepaid expenses and other current assets of $33,181 and deferred expenses of $96,305.

Cash Flows – Investing Activities

The Company had no investing activities during the three months ended March 31, 2016 or the three months ended March 31, 2015.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended March 31, 2016 resulted in net cash received of $1,491,243, consisting of $2,175,000 received from the sale of Series C preferred stock (net of $325,000 of issuance costs), partially offset by repayments of Original Fortress Notes of $658,757 and repayments of $25,000 of short-term notes payable to a related party.

The Company’s financing activities for the three months ended March 31, 2015 resulted in net cash received of $1,126,900 from the issuance of notes payable (net of issuance costs of $72,600).

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

Based on their evaluation, the Certifying Officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy, Inc. as defendants and alleging non-infringement of seven patents from Inventergy, Inc.’s IMS/VOIP patent portfolio. The complaint was amended on March 10, 2015, further alleging unfair competition, breach of contract and a RICO claim under 18 USC 1961. The Company and Inventergy, Inc. counterclaimed on January 26, 2015 for infringement of the same seven patents, which was answered by Sonus on August 31, 2015. Inventergy, Inc. also filed a complaint against Sonus in the Northern District of California on February 24, 2016 for infringement of an additional patent. The parties are currently engaged in court-ordered mediation discussions.

Item1A.	Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”). Pursuant to the Purchase Agreement, the Company sold to the Investors in a private placement 2,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each having a stated value of $1,000 per share, for aggregate gross proceeds of $2.5 million.

Each Investor also received a common stock purchase warrant (the “Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.50. The Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.79 per share. The Series C Preferred Stock and Warrants were offered and sold in reliance on Rule 506 under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description of Exhibit
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 25, 2016).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed by the Company on April 4, 2016).
10.1	Securities Purchase Agreement, dated as of January 21, 2016, between the Company and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 25, 2016).
10.2*	Third Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement, dated as of March 1, 2016, among the Company, Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (filed herewith).
31.1	Section 302 Certification of Principal Executive Officer (filed herewith).
31.2	Section 302 Certification of Principal Financial Officer (filed herewith).
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer (furnished herewith).
101.INS	XBRL Instance Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

 *Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2016	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
Name: Joseph W. Beyers
Title: Chief Executive Officer

By: /s/ John G. Niedermaier
Name: John G. Niedermaier
Title: Chief Financial Officer