Form 10-Q
period 2016-06-30
Inventergy Global, Inc.
filed 2016-08-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, the registrant had 4,917,235 shares of common stock outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$628,369	$554,556
Accounts receivable	26,975	31,941
Prepaid expenses and other current assets	289,014	211,088
Deferred expenses, current	113,169	78,292
Total current assets	1,057,527	875,877
Property and equipment, net	16,761	25,263
Patents, net	7,914,432	8,669,921
Intangible assets, net	329,583	386,083
Goodwill	8,858,504	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$18,195,800	$18,834,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,343,220	$1,846,903
Accrued expenses and other current liabilities	418,281	12,726
Short-term notes payable, related party	-	100,000
Guaranteed payments, current	2,200,000	2,076,767
Fortress notes payable, current	6,820,992	5,598,754

Deferred revenue	550,000	550,000
Total current liabilities	11,332,493	10,185,150
Deferred revenue, non-current	646,429	346,429
Derivative liabilities	3,527	4,145
Fortress notes payable, net of discount	643,291	2,406,681
Fortress revenue share, net of discount	3,948,153	6,034,278
Total liabilities	16,573,893	18,976,683
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A convertible preferred stock: 6,176,748 shares designated, -0- shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference $0 at June 30 and December 31, 2015)	-	-
Series B convertible preferred stock: 2,750 shares designated, -0- shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $0 at June 30, 2016 and December 31, 2015)	-	-
Series C convertible preferred stock: 2,500 shares designated, 2,500 and -0- shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $2,500,000 and $0 at June 30, 2016 and December 31, 2015)	3
Series D convertible preferred stock: 1,500 shares designated, 369 and -0- shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $369,000 and $0 at June 30, 2016 and December 31, 2015)	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 4,917,235 and 4,223,124 shares issued and outstanding at June 30, 2016 and December 31, 2015	4,917	4,223
Additional paid-in capital	59,349,987	54,660,497
Accumulated deficit	(57,733,000)	(54,806,762)
Total stockholders' equity	1,621,907	(142,042)
Total liabilities and stockholders' equity	$18,195,800	$18,834,641

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$1,441,209	$4,183,891	$1,568,180	$4,350,803

Operating Expenses
Cost of revenues	271,889	792,483	321,014	862,150
Patent amortization expense	377,744	387,038	755,489	774,623
General and administrative	1,791,278	1,164,946	3,386,499	3,990,506
Total operating expenses	2,440,911	2,344,467	4,463,002	5,627,279

Income (loss) from operations	(999,702)	1,839,424	(2,894,822)	(1,276,476)

Other income (expense)
Gain (loss) on debt extinguishment	-	-	2,434,661	(2,268,373)
Decrease in fair value of derivative liabilities	3,413	5,435	618	12,321
Interest expense, net	(971,445)	(1,243,506)	(2,000,028)	(2,491,952)
Total other income (expense), net	(968,032)	(1,238,071)	435,251	(4,748,004)

Income (loss) before provision for income taxes	(1,967,734)	601,353	(2,459,571)	(6,024,480)

Provision for income taxes	-	-	-	-

Net income (loss)	(1,967,734)	601,353	(2,459,571)	(6,024,480)

Deemed dividend on preferred stock	-	-	(466,667)	-

Net loss attributable to common shareholders	$(1,967,734)	$601,353	$(2,926,238)	$(6,024,480)

Basic income (loss) per share	$(0.44)	$0.18	$(0.67)	$(1.97)
Fully diluted income (loss) per share	$(0.44)	$0.17	$(0.67)	$(1.97)

Weighted average shares outstanding:
Basic	4,518,396	3,430,177	4,336,888	3,061,118
Fully diluted	4,518,396	3,641,805	4,336,888	3,061,118

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,459,571)	$(6,024,480)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	8,502	8,502
(Gain) loss on debt extinguishment	(2,434,661)	2,268,373
Decrease in fair value of derivative liabilities	(618)	(12,321)
Amortization of discount on notes payable	1,447,400	1,740,150
Accrued interest on patents purchased	123,233	-
Amortization of patents and acquired contracts	811,989	831,123
Net cost of patents sold	-	215,372
Stock-based compensation	393,456	596,901
Changes in operating assets and liabilities
Accounts receivable	4,966	205,524
Inventories	-	130,155
Prepaid expenses and other current assets, net	(24,140)	(119,008)
Deferred expenses	(34,877)	315,058
Deposits and other assets	-	(10,000)
Accounts payable	(384,683)	(62,805)
Accrued expenses and other current liabilities	405,555	365,091
Deferred revenue	300,000	596,429
Net cash provided by (used in) operating activities	(1,843,449)	1,044,064

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	2,425,000	-
Proceeds from issuance of common stock, net of issuance costs	1,182,278	1,835,000
Proceeds from issuance of notes payable	-	1,126,900
Payments on Fortress notes payable	(1,640,016)	-
Payments on related party note payable	(50,000)	-
Net cash provided by financing activities	1,917,262	2,961,900

Net decrease in cash and cash equivalents	73,813	4,005,964

Cash and cash equivalents, beginning of period	554,556	1,443,349

Cash and cash equivalents, end of period	$628,369	$5,449,313

Supplemental disclosures of cash flow information
Cash paid for interest	$426,249	$481,838

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses related to purchased patents	$-	$881,501
Conversion of portion of short term note payable, related party, to purchase common stock	$-	$100,000
Fair value of common stock warrants	$1,481,978	$-

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2016 and 2015

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

Liquidity and Capital Resources

At June 30, 2016, the Company had an accumulated deficit since inception of $57,733,000 (including a net loss for the quarter ended June 30, 2016 of $1,967,734) and had a negative working capital of $10,274,966. As of August 11, 2016, we had remaining cash of $469,389. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, the Company has completed the following transactions to provide working capital: Entered into its first license agreement in February 2015 (under which we expect to receive an aggregate of $2,000,000 over the period of the license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 in February 2015, received net proceeds of $1,835,000 from the sale of common stock in April 2015, executed a sale of patents for $4,000,000 in June 2015, received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock, received net proceeds of $250,000 from the sale of Series D preferred stock in May 2016, received net proceeds of $1.2 million from the sale of common stock in a registered direct offering, also in May 2016, and received $1,300,000 from a patent license in June 2016. On July 25, 2016, we closed on a $3,000,000 sale of Series E convertible preferred stock, pursuant to which we received net proceeds of approximately $2,825,000. We used $2,500,000 of the net proceeds to redeem approximately 70% of the Series C preferred stock. The remainder of the proceeds are being used for working capital purposes. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we will likely need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital financing, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will require significant additional capital and/or patent monetization revenues to continue operations and execute the Company’s long term business plan. Based on the Company’s updated internal financial plan covering the next twelve months (through June 30, 2017), we anticipate that we will require approximately $4.8 million in cash to fund operating expenses, which includes approximately $2.3 million for employee-related costs and consultants performing outsourced functions, approximately $1.0 million for legal and compliance, and approximately $1.5 million for other operational costs. During the next 12 months, we anticipate making $5.4 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $3.2 million are variable payments based on forecasted patent monetization revenues. In addition, during the next 12 months, we will require approximately $7.4 million to meet our debt service obligations with Fortress (interest and principal). These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Our forecast over this time frame includes revenues from patent monetization activities of approximately $19.2 million, and revenues of approximately $4.4 million and $0.3 million from our subsidiary companies, Inventergy Innovations and ECS, respectively. We will continue to reduce and control expenses and defer obligations where possible. While we believe our forecasted revenues are supported by a pipeline cultivated over multiple years of business development activities, should these efforts fail to meet our forecasts, we will seek additional working capital through the sale of debt or equity securities, as referenced in the preceding paragraph. Based on our existing cash on hand, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to make guaranteed payments to one of the sellers of the patents totaling $2,200,000. See Note 9 herein for further information regarding these guaranteed payments.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires the Company to judge each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates these estimates on a monthly basis. Any changes in estimates, which could be significant, are included in earnings in the period in which the change in estimate occurs. As of June 30, 2016, the Company has established a reserve of $22,350 for uncollectable accounts.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019 and early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standards on its consolidated financial statements.

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

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted this standard beginning in 2016, and its adoption did not have a material impact on our financial position or results of operations.

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

In March 2016, the FASB issued a new accounting standard for employee share-based payments accounting. The accounting standard primarily affects the accounting for forfeitures, minimum statutory tax withholding requirements, and income tax effects related to share-based payments at settlement (or expiration). The accounting standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

3. Patents

Patent intangible assets consisted of the following at June 30, 2016:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	6.40 years	$11,893,745	$(3,979,313)	$7,914,432
Total patent intangible assets		$11,893,745	$(3,979,313)	$7,914,432

The Company expects its amortization expenses to be approximately $1,510,977 per year for each of the next four years, $1,481,270 in 2020, then declining annual amounts through 2023.

4. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$3,527	$-	$-	$3,527
Total	$3,527	$-	$-	$3,527

December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$4,145	$-	$-	$4,145
Total	$4,145	$-	$-	$4,145

As discussed in Note 6, in January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price per share of $30.40 to a placement agent. The exercise price is subject to adjustment and has been subsequently adjusted to $22.70 per share. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of June 30, 2016 was estimated using the following assumptions:

Expected volatility	65%
Risk free rate	0.66%
Dividend yield	0%
Expected term (in years)	2.5753

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the six months ended June 30, 2015 and June 30, 2016:

Common Stock Warrants
Balance at December 31, 2014	$30,278
Fair value at issuance	41,305
Change in fair value	(12,321)
Balance at June 30, 2015	$59,262

Balance at December 31, 2015	$4,145
Change in fair value	(618)
Balance at June 30, 2016	$3,527

5. Borrowing Arrangements

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within 10 business days of the execution of the agreement. As a result of the Fortress Agreement the Company was required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. During the year ended December 31, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at a price per share equal to the greater of $4.60 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer. As of June 30, 2016, repayments of $150,000 have been made to the Chief Executive Officer and the remaining balance of $50,000 was canceled and credited to additional paid-in capital as of June 30, 2016.

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

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder are due in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part. In addition, upon the earlier of the date on which the all obligations of the Fortress Notes are paid in full, or become due the Company will pay to the Note Purchasers a termination fee equal to $853,965. This was accounted for as a discount on notes payable. As of June 30, 2016, the Company has repaid $3,787,017 of the Fortress Notes.

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

Pursuant to the Amended Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (the “Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $11,284,538 (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Original Fortress Notes are paid in full. Following payment in full of the Original Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to 75% of Monetization Net Revenues until $5,000,000 has been paid to the Revenue Participants, then 50% of Monetization Net Revenues until the remaining $6,284,538 has been paid to the Revenue Participants. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $3,948,153, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement. In conjunction with the most recent amendment to the Amended Fortress Agreement dated March 1, 2016, the Company determined that the change in expected cash flows was greater than 10% as compared to the previous agreement and, therefore, a debt extinguishment was deemed to have occurred. When recording the new present value of the debt and revenue share, which was computed using a discount rate of 18%, a gain on debt extinguishment of $2,434,661 was recognized in the three-month period ended March 31, 2016.

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

As part of the transaction, the Company granted the Note Purchasers and Revenue Participants a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries. The Note Purchasers and Revenue Participants do not have a security interest in any future patent purchases made by the Company.

Under the Fortress Agreement, the Company is required to make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments were originally due to commence on the last business day of October 2015, but were deferred to the last business day of June 2016 by amendments to the Fortress Agreement. In addition, the Company is required to maintain a minimum of $1,000,000 in cash reserves. Failure to maintain that minimum cash balance constitutes an event of default under the Fortress Agreement. If we were to default under the Fortress Agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under the Fortress Agreement. On March 29, 2016, the Company and Fortress entered into an additional amendment to the Fortress Agreement (the “Third Amendment”), pursuant to which, among other terms, Amortization Payments were not required for a four-month period and were due to re-commence on the last business day of June 2016, and the requirement to maintain a minimum in cash reserves was reduced from $1,000,000 to $200,000 for the same four-month period, increasing to $1,000,000 effective July 1, 2016. The Company did not remit monthly amortization payments to Fortress which were due on June 30, 2016 and July 31, 2016, nor did we maintain a minimum cash balance of $1 million during this time. The Company entered into discussions with Fortress for an amendment to the Fortress Agreement and, as of August 15, 2016, we and Fortress have agreed in principle to an additional amendment to the Fortress Agreement (the “Fourth Amendment”) pursuant to which monthly amortization payments and the requirement to maintain a minimum cash balance requirement of $1 million are deferred until September 30, 2016. In addition, the Fourth Amendment will provide financial incentives to the Company if the Revenue Stream is paid in full on or prior to December 31, 2016. In consideration for the Fourth Amendment, the Company will grant to Fortress 1,000,000 warrants for the purchase of common stock at an exercise price of $2.005 per share. The Fourth Amendment is expected to be signed by August 31, 2016.

Future debt payments owed under the Fortress Agreement are as follows:

Years ending December 31:
2016	$3,627,398
2017	5,545,221
Total	$9,172,619

Unregistered Sales of Equity Securities.

In connection with the execution of the Fortress Agreement, the Company issued 50,000 shares of its common stock at $20.00 per share to the Revenue Participants (the “Fortress Shares”) for an aggregate purchase price of $1,000,000. The Fortress Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. In addition, the Company issued to Fortress seven-year warrants for the purchase of 50,000 shares of common stock at an exercise price of $11.40 per share. As part of an amendment to the Fortress Agreement dated November 30, 2015, the exercise price of these warrants was changed to $2.54 per share.

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

On May 16, 2016, the Company entered into a securities purchase agreement (the “2016 Purchase Agreement”) with certain investors (the “2016 Purchasers”) pursuant to which the Company sold 648,000 shares of its common stock (the “2016 Shares”) at a purchase price of $2.005 per share resulting in gross proceeds to the Company of $1.3 million (the “2016 Registered Direct Offering”). In connection with the purchase of the 2016 Shares, each 2016 Purchaser received a warrant to purchase up to the number of shares of the Company’s common stock equal to 100% of the shares of common stock purchased by each of the 2016 Purchasers pursuant to the 2016 Purchase Agreement. The Warrants have an exercise price of $2.005 per share, became exercisable on the date of issuance and expire five years from the date of issuance. The 2016 Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement filed on May 16, 2016 in connection with the 2016 Registered Direct Offering. The 2016 Registered Direct Offering closed on May 18, 2016. In connection with the 2016 Registered Direct Offering, the Company entered into an engagement agreement with Chardan Capital Markets (“Chardan”) to act as its exclusive placement agent. Pursuant to the agreement with Chardan, the Company paid to Chardan $116,932 in cash.

On March 31, 2015, the Company entered into a securities purchase agreement (“2015 Purchase Agreement”) with certain investors (the “2015 Purchasers”) pursuant to which the Company sold 467,392 shares of its common stock (the “2015 Shares”) at a purchase price of $4.60 per share resulting in gross proceeds to the Company of $2.15 million (the “2015 Registered Direct Offering”). The 2015 Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement filed on April 2, 2015 in connection with the 2015 Registered Direct Offering. The 2015 Registered Direct Offering closed on April 6, 2015.

In connection with the 2015 Registered Direct Offering, the Company entered into a placement agent agreement (the “2015 Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to act as its exclusive placement agent. Pursuant to the 2015 Placement Agent Agreement, the Company paid to Ladenburg $106,000 in cash, issued to Ladenburg 5,762 five-year warrants with an exercise price of $5.75 per share (the “RD Warrants”) and reimbursed Ladenburg for certain expenses. In addition, the Company paid to Laidlaw & Company (UK) Ltd. $50,000 in cash and issued 10,870 RD Warrants in connection with certain tail fees owed to them as a result of the 2015 Registered Direct Offering. The RD Warrants allow for cashless exercise in certain situations and contain piggyback registration rights for the seven-year period commencing on March 31, 2015.

In connection with the 2015 Registered Direct Offering, the Company entered into a separate waiver agreement with one of its current stockholders pursuant to which the holder waived its right to participate in the 2015 Registered Direct Offering (the “Right of Participation”). In consideration for such waiver, the Company paid to the holder $35,000 in cash and waived any trading volume limitations or other lock-up provisions or restrictions imposed on the holder pursuant to an existing securities purchase agreement and an existing lock-up agreement the holder entered into with the Company. The Company also agreed that in the event that the Company obtains a consent, release amendment, settlement or waiver of the Right of Participation from any other stockholder holding such right in connection with the 2015 Registered Direct Offering on more favorable terms than in the waiver agreement prior to expiration of the Right of Participation of the holder, the holder will be entitled to the benefit of the more favorable terms. The holder’s Right of Participation terminated on September 8, 2015.

Shares of common stock reserved for future issuance were as follows as of June 30, 2016:

Series C convertible preferred stock	1,666,668
Series D convertible preferred stock	186,367
Options to purchase common stock	209,772
Shares reserved for issuances pursuant to 2014 Stock Plan	425,992
Warrants	2,344,023
Total	4,832,822

Convertible preferred stock

Convertible preferred stock as of June 30, 2016 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	0	$-
Series A-2	$1.6996	1,176,748	1,176,748	0	$-
Series B	$1,000.00	2,750	2,750	0	$-
Series C	$1,000.00	2,500	2,500	2,500	$2,500,000
Series D	$1,000.00	1,500	369	369	$369,000

In October 2015, the Company entered into agreements with holders of all of the outstanding Series A and Series B Preferred Stock pursuant to which the holders agreed to exchange all of their outstanding shares of Series A and Series B Preferred Stock for common stock. As a result, as of June 30, 2016, there were no remaining shares of Series A or Series B Preferred Stock outstanding. The previously-outstanding Preferred Stock amounts, along with the common stock issued in exchange for the Series A and Series B Preferred Stock, are as follows:

	Outstanding as of Sept. 30, 2015	Issued Common Stock
Series A-1	212,466	141,262
Series A-2	161,355	28,518
Series B	1,102	420,956

On January 21, 2016, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain institutional accredited investors (the “Series C Investors”). Pursuant to the Series C Purchase Agreement, the Company sold to the Series C Investors in a private placement 2,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock is immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock is immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is included in Net Loss Attributable to Common Shareholders. After July 26, 2016, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. The Series C Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances and fundamental transactions. Pursuant to the Series C Purchase Agreement, the Company may redeem some or all of the Series C Preferred Stock for cash as follows: (i) on or prior to March 26, 2016, in an amount equal to 126% of the aggregate stated value then outstanding, (ii) after March 26, 2016 and on or prior to July 26, 2016, in an amount equal to 144% of the aggregate stated value then outstanding and (iii) after July 26, 2016, in an amount equal to 150% of the aggregate stated value then outstanding.

Each Series C Investor also received a common stock purchase warrant (the “Series C Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.50, for a total of 1,416,668 shares. The Series C Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.79 per share. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after six months from the issuance date. The Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances (so long as the Series C Preferred Stock is outstanding) and fundamental transactions. Notwithstanding the foregoing, until the Company obtains Shareholder Approval (as defined below), the exercise price may not be reduced as a result of a dilutive equity issuance below $1.79 per share, subject to adjustment for stock splits, stock dividends and similar events (the “Adjustment Floor”).

The Series C Purchase Agreement requires the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock in excess of 19.99% of the outstanding Common Stock and the removal of the Adjustment Floor within 120 days of the execution of the Purchase Agreement (the “Shareholder Approval”).  The Company obtained Shareholder Approval on June 28, 2016. Additionally, until the Series C Preferred Stock is no longer outstanding, the Series C Investors may participate in future offerings for up to 50% of the amount of such offerings.

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

On May 13, 2016, the Company entered into, and consummated the transactions contemplated by, a securities purchase agreement (the “Series D Purchase Agreement”) with certain accredited investors (the “Series D Investors”). Pursuant to the Series D Purchase Agreement, the Company sold to the Series D Investors in a private placement 369 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $369,000 (the “Financing”). The Company’s chief executive officer and each of the members of the Company’s board of directors participated in the Financing in which they invested an aggregate of $144,000.

The Series D Preferred Stock is immediately convertible into shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.98 per share, subject to adjustment. The shares of common stock issuable upon conversion of the Series D Preferred Stock are subject to trading restrictions until the six-month anniversary of the issuance date of the Series D Preferred Stock, unless they are included in a registration statement filed by the Company prior to such date. The Series D Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends and fundamental transactions. The Company may redeem some or all of the Series D Preferred Stock for cash as follows: (i) on or prior to August 11, 2016, in an amount equal to 120% of the aggregate stated value then outstanding, and (ii) after August 11, 2016, in an amount equal to 135% of the aggregate stated value then outstanding.

Each Investor also received a common stock purchase warrant (the “Series D Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount. The Series D Warrants are exercisable for a term of five years commencing six months and one day after the closing of the Financing (the “Initial Exercise Date”) at a cash exercise price of $1.87 per share. Fifty percent of the Warrants vested immediately and the remainder of the Warrants will vest only if a Series D Investor’s shares of Series D Preferred Stock remain outstanding at the Initial Exercise Date. In the event the shares underlying the Series D Warrants are not subject to a registration statement at the time of exercise, the Series D Warrants may be exercised on a cashless basis after six months from the issuance date. The Series D Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends and fundamental transactions. The Series D Purchase Agreement contains customary representations, warranties, and covenants, including covenants relating to public reporting and the use of proceeds.

On July 21, 2016, the Company entered into a securities purchase agreement (the “Series E Agreement”) to sell $3,000,000 of Series E convertible preferred stock (the “Series E Preferred Stock”) and warrants to certain investors, which sale closed on July 25, 2016. The Company used part of the proceeds from the sale of the Series E Preferred Stock to redeem approximately 70% of the outstanding Series C Preferred Stock. In addition, pursuant to the terms of the Series E Agreement, each of the investors will be entitled to receive an additional premium such that the aggregate redemption amount is 162% of the stated value of the Series C Preferred Stock for the first 60 days after the date of the Series E Agreement and 180% thereafter. See also Note 10, Subsequent Events.

Warrants

In January 2014, the Company issued warrants to purchase 23,842 shares of common stock at an exercise price of $30.40 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $22.70 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of its shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at June 30, 2016 as discussed in Note 4.

On November 1, 2014 the Company issued 27,750 warrants to purchase common stock with a weighted average exercise price of $20.70. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of June 30, 2016 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
648,000	4.88	$2.01
158,416	4.87	$1.87
1,416,668	4.56	$1.79
50,000	5.67	$2.54
10,870	3.77	$4.60
5,762	3.77	$5.75
27,449	3.34	$20.00
23,858	3.66	$22.70
3,000	1.34	$26.60
2,344,023	4.66	$2.35

7. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan,” the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants, as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock or other property. The Board of Directors originally reserved 360,545 shares of common stock for issuance over the term of the Plan. In September 2015, 170,000 shares were added to the Plan, and in June 2016, 250,000 shares were added to the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five-year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	71,431	369,887	$4.64
Authorized	250,000
Options forfeited	153,098	(153,098)	$3.10
Restricted awards granted	(54,054)	54,054
Restricted awards vested		(54,054)
Options expired	5,517	(7,017)	$34.73
Balance at June 30, 2016	425,992	209,772	$4.75
Total vested and expected to vest shares (options)		209,772	$4.75
Total vested shares (options)		86,859	$7.08

As of June 30, 2016, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at June 30, 2016 was zero, since all of the options were out-of-the-money at June 30, 2016.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of June 30, 2016, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

As part of the Merger, 1,500 fully vested options with an exercise price of $143.00, were assumed by Inventergy Global, Inc. These options expired in June 2016.

The following table summarizes information with respect to stock options outstanding at June 30, 2016:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$3.10	182,528	9.30	$3.10	59,615	$3.10
$5.60	2,500	0.83	$5.60	2,500	$5.60
$11.40	17,674	0.83	$11.40	17,674	$11.40
$30.40	7,070	0.83	$30.40	7,070	$30.40
	209,772	8.20	$4.75	86,859	$7.08

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the six months ended June 30, 2016 and 2015:

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
General and administrative	$263,098	$124,627	$393,456	$596,901

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from the exercise of stock awards for the three and six months ended June 30, 2016. As of June 30, 2016, there were total unrecognized compensation costs of $491,020 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.41 years.

Non-employee stock-based compensation expense

The Company has issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $161,469 and $122,659 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $220,021 and $216,672 for the six months ended June 30, 2016 and June 30, 2015, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

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

8. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three and six-month periods ended June 30, 2016 and 2015.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of June 30, 2016 and 2015.

At December 31, 2015, the Company had federal and California net operating loss carryforwards, prior to any annual limitation, of approximately $48.8 million and $11.3 million, respectively, expiring beginning in 2021 for federal and 2015 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date did occur in June 2014 at the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $30.4 million with no further limitation to the California net operating loss carryforward . Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes.

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

Years ending December 31:
2016	58,789
2017	68,587
Total	$127,376

Rent expense was $27,152 for the three months ended June 30, 2016 and 2015 and $54,303 for the six month periods ended June 30, 2016 and 2015.

Guaranteed payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. As of December 31, 2014, such guaranteed payments were accrued on the Company’s accompanying balance sheet at net present value using a discount rate of 12%. Expenses related to minimum revenue sharing payments were deferred as of December 31, 2014 to be amortized in correlation with the future payment schedule. This agreement was amended in December 2015, at which time all guaranteed payments and interest payments payable on any guaranteed payments were eliminated, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015, in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement provided that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. As of June 30, 2016, the Company was in compliance with the terms of the agreement.

The second agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016, which amounts include $95,000 in additional interest. These amounts have not yet been paid and are accruing interest at 1% per month which the Company is paying monthly. The total future guaranteed payments associated with this agreement payable as of June 30, 2016 are $2,200,000.

10. Legal Proceedings

In 2015, a third party filed an action against the Company alleging, among other items, non-infringement of seven patents held in Inventergy, Inc.’s patent portfolio. The Company and Inventergy, Inc. counterclaimed for infringement of the same seven patents, and Inventergy, Inc. also filed an action alleging infringement of an additional patent. Following a period of mediation and settlement discussions, in June 2016, the parties entered into a patent license agreement pursuant to which, among other provisions, the third party paid an undisclosed license fee to Inventergy, Inc. and each party released the other from all previous claims. The Company has no further obligations relating to this patent license.

11. Subsequent Event

On July 21, 2016, the Company entered into a securities purchase agreement (the “Series E Agreement”) with certain institutional accredited investors (the “Investors”). Pursuant to the Series E Agreement, the Company sold to the Investors in a private placement 3,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”), each having a stated value of $1,000 and earning interest at a rate of 5% per annum, for aggregate gross proceeds of $3.0 million. The Series E Preferred Stock is immediately convertible into 1,496,262 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $2.005 per share, subject to adjustment. After January 25, 2017, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. The Series E Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends, and fundamental transactions. However, in no event may the conversion price be lower than $0.25 per share. The Company may redeem some or all of the Series E Preferred Stock for cash as follows: (i) on or prior to September 25, 2016, in an amount equal to 126% of the aggregate stated value then outstanding, (ii) after September 25, 2016 and on or prior to January 25, 2017, in an amount equal to 144% of the aggregate stated value then outstanding and (iii) after January 25, 2017, in an amount equal to 150% of the aggregate stated value then outstanding.

Each Investor also received a common stock purchase warrant (the “Series E Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $2.005. The Series E Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $2.005 per share. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Series E Warrants may be exercised on a cashless basis after six months from the issuance date. The Series E Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends, and fundamental transactions.

The Series E Agreement requires, if necessary, that the Company hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series E Preferred Stock in excess of 19.99% of the outstanding common stock (the “Shareholder Approval”).  Until the Company obtains the Shareholder Approval, the conversion of the Series E Preferred Stock is limited to 19.99% of the currently outstanding common stock. Additionally, until the Series E Preferred Stock is no longer outstanding, the Investors may participate in future offerings for up to 50% of the amount of such offerings.

The Series E Agreement contains customary representations, warranties, and covenants, including covenants relating to public reporting, Shareholder Approval and the use of proceeds.  The closing of the transaction occurred on July 25, 2016.

The Company intends to use the proceeds from the sale of the Series E Preferred Stock to redeem the majority of the Company’s outstanding Series C Convertible Preferred Stock.

Pursuant to the Series E Agreement, upon redemption of the Series C Preferred Stock, the Investors (each of whom is also a holder of the Series C Preferred Stock) shall receive an additional premium such that the aggregate redemption amount is 162% of the stated value of the Series C Preferred Stock for the first 60 days after the date of the Series E Agreement and 180% thereafter.

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

The Company recently launched a new strategic business initiative to commercialize a broader range of intellectual property and technology assets and innovations beyond its current telecommunications industry patent assets. The Company’s new subsidiary, Inventergy Innovations, LLC (“Inventergy Innovations”) has entered into definitive agreements with three companies, and letters of intent for partnership agreements with two other companies, to obtain exclusive rights to the commercialization of some or all of the technology and intellectual property of these firms and to share the proceeds of the commercialization efforts with these companies. Each engagement is unique with some involving transfer of ownership of the assets and/or modest initial or ongoing progress payments.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Revenue

Revenue for the three months ended June 30, 2016 was $1,441,209 and consisted of $1,400,000 from patent licensing contracts and $41,209 from our access control security product/service lines. Revenue for the three months ended June 30, 2015 was $4,183,891 and consisted of $4,000,000 from a sale of two patent families, $100,000 from a patent licensing contract and $83,891 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2016 was $271,889 and consisted of $243,639 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Merger. Cost of revenue for the three months ended June 30, 2015 was $792,483 and consisted of $215,372 of cost of patents sold, $548,861 related to patent sale and licensing revenue, and amortization of $28,250 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $377,744, and $387,038 for the three months ended June 30, 2016 and June 30, 2015, respectively, was for the amortization of patents acquired.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2016 were $1,791,278 compared to $1,164,946 for the three months ended June 30, 2015. G&A expenses for the three months ended June 30, 2016 included $101,629 and $161,468 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $1,968 and $122,659 for the three months ended June 30, 2015. Salaries, wages and other personnel expenses were $257,654 and $788,296 for the three months ended June 30, 2016 and June 30, 2015, respectively, a decrease of $530,642 primarily as a result of the termination of nine employees since March 2015. Investor relations expense was $91,802 and $95,172 for the three months ended June 30, 2016, and June 30, 2015, respectively, a decrease of $3,370 as a result of slightly decreased costs for third-party investor relations consulting services in 2016. Patent fees were $647,557 and $124,665 for the three months ended June 30, 2016 and June 30, 2015, respectively, an increase of $522,892 primarily as a result of higher consulting costs in 2016 relating to patent analysis and monetization efforts. Legal expenses were $171,296 for the three months ended June 30, 2016, compared to a credit balance of $292,472 for the three months ended June 30, 2015. The level of legal expenses in 2016 was in line with the Company’s business activities. The credit balance in 2015 was primarily due to eliminating an accrual for contingent legal fees as of June 30, 2015. The Company’s policy related to contingent legal fees is to recognize such fees in the period in which such fees are determined to be probable, usually when the related revenue is recognized. During the three months ended June 30, 2015, the Company discovered certain legal fees had been expensed in prior periods which were contingent in nature and whose probability had not yet been determined. Such fees, which were not material to the individual prior periods, were reversed in the three-month period ended June 30, 2015. Other G&A expenses were $359,872 and $324,658 for the three months ended June 30, 2016 and June 30, 2015, respectively, representing an increase of $35,216, primarily as a result of higher state franchise taxes partially offset by lower facilities and travel expenses.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $3,413 for the three months ended June 30, 2016 compared to $5,435 for the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was due to a decrease in the Company’s stock price during this period. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2016 and June 30, 2015 was $971,445 and $1,243,506, respectively. For the three months ended June 30, 2016, this amount includes interest expense on patents purchased of $87,666 and interest expense and amortization of discount and debt issuance costs on Fortress Notes of $883,779. Of these amounts, $191,610 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the three months ended June 30, 2015 includes interest expense on patents purchased of $180,742, interest expense and amortization of discount and debt issuance costs on Fortress Notes of $811,968, and other interest expense of $250,796.

For the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Revenue

Revenue for the six months ended June 30, 2016 was $1,568,180 and consisted of $1,500,000 from patent licensing contracts and $68,180 from our access control security product/service lines. Revenue for the six months ended June 30, 2015 was $4,350,803 and consisted of $4,000,000 from a sale of two patent families, $153,571 from a patent licensing contract, and $197,232 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2016 was $321,014 and consisted of $264,514 related to patent licensing revenue and amortization of $56,500 for contracts acquired in the Merger. Cost of revenue for the six months ended June 30, 2015 was $862,150 and consisted of $215,372 of cost of patents sold, $551,556 related to patent sale and licensing revenue, $38,722 of product costs related to access control security product/service lines and amortization of $56,500 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $755,489, and $774,623 for the six months ended June 30, 2016 and June 30, 2015, respectively, was for the amortization of patents acquired.

General and Administrative Expense

General and administrative (“G&A”) expenses for the six months ended June 30, 2016 were $3,386,499 compared to $3,990,506 for the six months ended June 30, 2015. G&A expenses for the six months ended June 30, 2016 included $173,435 and $220,021 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $380,229 and $216,672 for the six months ended June 30, 2015. Salaries, wages and other personnel expenses were $649,137 and $1,609,933 for the six months ended June 30, 2016, and June 30, 2015, respectively, a decrease of $960,796 primarily as a result of the termination of nine employees since March 2015. Investor relations expense was $125,774 and $404,053 for the six months ended June 30, 2016 and June 30, 2015, respectively, a decrease of $278,279 as a result of decreased costs for investor relations, communications, media and related services in 2016, compared with higher costs in these areas immediately following the Merger in 2014 and into the first half of 2015. Patent fees were $978,932 and $356,608 for the six months ended June 30, 2016 and June 30, 2015, respectively, an increase of $622,324 primarily as a result of higher consulting costs in 2016 relating to patent analysis and monetization efforts. Legal expenses were $351,678 for the six months ended June 30, 2016 compared to $273,995 for the six months ended June 30, 2015. This increase of $77,683 was primarily due to higher litigation fees and expenses relating to a patent lawsuit that required increased attention in 2016 as compared to 2015. Other G&A expense was $887,522 and $749,016 for the six months ended June 30, 2016 and June 30, 2015, respectively, an increase of $138,506 primarily as a result of higher state franchise taxes partially offset by lower travel and related costs.

Gain / Loss on Debt Extinguishment

In connection with the most recent amendment to the Amended Fortress Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment of $2,434,661 related to expected net monetization revenues to be paid to the Revenue Participants. In connection with an amendment to the Amended Fortress Agreement dated February 25, 2015, the Company recorded a loss of $2,268,373 in the three-month period ended March 31, 2015. See Note 5 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $618 and $12,321 for the six months ended June 30, 2016 and June 30, 2015, respectively. The change for each period was the result of a decrease in the common stock warrant value due to decreases in the market price of the Company’s common stock. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2016 and June 30, 2015 was $2,000,028 and $2,491,952, respectively. For the six months ended June 30, 2016, this amount includes interest expense on patents purchased of $150,733 and interest expense and amortization of discount and debt issuance costs on Fortress Notes of $1,849,295. Of these amounts, $394,745 was paid in cash and the remaining amounts were accrued. Interest expense, net for the six months ended June 30, 2015 includes interest expense on patents purchased of $365,891, interest expense and amortization of discount on Fortress Notes of $1,644,260, and interest expense of $481,801. Of these amounts, $481,838 was paid in cash and the remaining amounts were accrued.

Liquidity and Capital Resources

At June 30, 2016, the Company had an accumulated deficit since inception of $57,733,000 and had negative working capital of $10,274,966. As of August 11, 2016, we had remaining cash of $469,389. These factors raise substantial doubt about our ability to continue as a going concern, which is dependent on achieving additional licensing or sales revenue from our patent portfolios and/or obtaining additional financing on terms acceptable to us. Since January 1, 2015, the Company has completed the following transactions to provide working capital: Entered into its first license agreement in February 2015 (under which we expect to receive an aggregate of $2,000,000 over the period of the license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 in February 2015, received net proceeds of $1,835,000 from the sale of common stock in April 2015, executed a sale of patents for $4,000,000 in June 2015, received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock, received net proceeds of $250,000 from the sale of Series D preferred stock in May 2016, received net proceeds of $1.2 million from the sale of common stock in a registered direct offering, also in May 2016, and received $1,300,000 from a patent license in June 2016. On July 25, 2016, we closed on a $3,000,000 sale of Series E convertible preferred stock, pursuant to which we received net proceeds of approximately $2,825,000. We used $2,500,000 to redeem approximately 70% of the Series C preferred stock. The remainder of the proceeds are being used for working capital purposes. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we may need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of our securities. If we are required to raise additional capital, we cannot assure you that we will be able to obtain such capital on terms acceptable to us or at all.

The business will require significant additional capital and/or patent monetization revenues to continue operations and execute the Company’s long term business plan. Based on the Company’s updated internal financial plan covering the next twelve months (through June 30, 2017), we anticipate that we will require approximately $4.8 million in cash to fund operating expenses, which includes approximately $2.3 million for employee-related costs and consultants performing outsourced functions, approximately $1.0 million for legal and compliance, and approximately $1.5 million for other operational costs. During the next 12 months, we anticipate making $5.4 million of payments relating to the acquisition of our patent portfolios, $2.2 million of which are fixed payments and $3.2 million are variable payments based on forecasted patent monetization revenues. In addition, during the next 12 months, we will require approximately $7.4 million to meet our debt service obligations with Fortress (interest and principal). These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. Our forecast over this time frame includes revenues from patent monetization activities of approximately $19.2 million, and revenues of approximately $4.4 million and $0.3 million from our subsidiary companies, Inventergy Innovations and ECS, respectively. We will continue to reduce and control expenses and defer obligations where possible. While we believe our forecasted revenues are supported by a pipeline cultivated over multiple years of business development activities, should these efforts fail to meet our forecasts, we will seek additional working capital through the sale of debt or equity securities, as referenced in the preceding paragraph. Based on our existing cash on hand, our management believes we have funds sufficient to meet our anticipated needs for less than three months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to pay $2,200,000 to a seller of the patents by July 2016 or pay a one percent per month late fee until paid. See Note 9 in the accompanying financial statements for further information regarding this payment.

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

As of June 30, 2016, the Company had cash and cash equivalents of $628,369. Also as of June 30, 2016, the Company had negative working capital of $10,274,966. The Company’s net loss for the six months ended June 30, 2016 was $2,409,571 and our accumulated deficit amount was $57,683,000 as of June 30, 2016. Our cash and cash equivalents as of June 30, 2016 consisted primarily of funds remaining from net proceeds of $1.2 million received from the sale of common stock in a registered direct offering in May 2016, partially offset by expenditures for general operating purposes.

As of June 30, 2016, the Company had cash and cash equivalents of $628,369 compared to $554,556 as of December 31, 2015. The increase in cash and cash equivalents of $73,813 for the six months ended June 30, 2016 was attributable to net cash provided by financing activities of $1,986,262, partially offset by net cash used in operating activities of $1,912,449.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2016 resulted in net cash used of $1,843,449. Net cash used in operating activities consisted of a net loss of $2,459,571, less non-cash gain on debt extinguishment of $2,434,661, partially offset by non-cash expenses consisting of depreciation expense of $8,502, amortization of discount and debt issuance costs on notes payable of $1,447,400, amortization of patents and acquired contracts of $811,989, accrued interest on patent purchase of $123,233, and stock-based compensation of $393,456, partially offset by a decrease in fair value of derivative liabilities of $618. Changes in operating assets and liabilities provided cash of $216,821, from a decrease in accounts receivable of $4,966, an increase in accrued expenses and other current liabilities of $405,555, and an increase in deferred revenue of $300,000, partially offset by a decrease in prepaid expenses and other current assets totaling $24,140, a decrease in deferred expenses of $34,877, and a decrease in accounts payable of $384,683.

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

Cash Flows – Investing Activities

The Company had no investing activities during the six months ended June 30, 2016 or the six months ended June 30, 2015.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2016 resulted in net cash received of $1,986,262, consisting of $2,175,000 received from the sale of Series C preferred stock (net of $325,000 of issuance costs), $250,000 received from the sale of Series D preferred stock, and $1,182,278 received from the sale of common stock, partially offset by repayments of Fortress Notes of $1,640,016 and repayments of $50,000 of short-term notes payable to a related party.

The Company’s financing activities for the six months ended June 30, 2015 resulted in net cash received of $2,961,900, consisting of $1,835,000 received from the sale of common stock and $1,126,900 from the issuance of notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

On January 23, 2015, Sonus Networks, Inc., filed a declaratory judgment complaint in the Northern District of California (the “California Action”) naming the Company and Inventergy, Inc. as defendants and alleging non-infringement of seven patents from Inventergy, Inc.’s IMS/VOIP patent portfolio. The complaint was amended on March 10, 2015, further alleging unfair competition, breach of contract and a RICO claim under 18 USC 1961. The Company and Inventergy, Inc. counterclaimed on January 26, 2015 for infringement of the same seven patents, which was answered by Sonus on August 31, 2015. Inventergy, Inc. also filed a complaint against Sonus in the Northern District of California on February 24, 2016 for infringement of an additional patent. On June 6, 2016, the Company and Inventergy, Inc. entered into a patent license agreement with Sonus pursuant to which, among other provisions, Sonus paid an undisclosed license fee to Inventergy, Inc. and each party released the other from all previous claims.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”). Pursuant to the Purchase Agreement, the Company sold to the Investors in a private placement 369 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”), each having a stated value of $1,000 per share, for aggregate gross proceeds of $369,000.

Each Investor also received a common stock purchase warrant (the “Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.98. The Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.87 per share. The Series D Preferred Stock and Warrants were offered and sold in reliance on Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
1.1	Engagement Letter between the Company and Chardan Capital Markets, LLC, as amended (incorporated by reference to the Current Report on Form 8-K filed May 18, 2016).
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 16, 2016).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 16, 2016).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 18, 2016).
10.1	Securities Purchase Agreement, dated May 13, 2016, between the Company and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2016).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 18, 2016).
10.3	Amendment No. 3 to Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 29, 2016.
31.1	Section 302 Certification of Principal Executive Officer (filed herewith).
31.2	Section 302 Certification of Principal Financial Officer (filed herewith).
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer (furnished herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2016	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

By: /s/ John G. Niedermaier
	Name:	John G. Niedermaier
	Title:	Chief Financial Officer