Form 10-Q
period 2016-09-30
Inventergy Global, Inc.
filed 2016-11-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, the registrant had 11,532,235 shares of common stock outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,298	$554,556
Accounts receivable	23,061	31,941
Prepaid expenses and other current assets	902,325	211,088
Deferred expenses, current	105,683	78,292
Total current assets	1,043,367	875,877
Property and equipment, net	12,510	25,263
Patents, net	7,536,686	8,669,921
Intangible assets, net	301,333	386,083
Goodwill	8,858,504	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$17,771,393	$18,834,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,505,462	$1,846,903
Accrued expenses and other current liabilities	419,993	12,726
Short-term notes payable, related party	-	100,000
Guaranteed payments, current	2,200,000	2,076,767
Fortress notes payable, current	7,134,882	5,598,754

Deferred revenue	400,000	550,000
Total current liabilities	12,660,337	10,185,150
Deferred revenue, non-current	946,429	346,429
Derivative liabilities	3,197	4,145
Fortress notes payable, net of discount	-	2,406,681
Fortress revenue share, net of discount	3,948,153	6,034,278
Total liabilities	17,558,116	18,976,683
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series C convertible preferred stock: 2,500 shares designated, 751 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $751,000 and $0 at September 30, 2016 and December 31, 2015)	1	-
Series D convertible preferred stock: 1,500 shares designated, 369 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $369,000 and $0 at September 30, 2016 and December 31, 2015)	-	-
Series E convertible preferred stock: 3,000 shares designated, 3,000 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $3,000,000 and $0 at September 30, 2016 and December 31, 2015)	3	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 4,927,235 and 4,223,124 shares issued and outstanding at September 30, 2016 and December 31, 2015	4,927	4,223
Additional paid-in capital	60,736,427	54,660,497
Accumulated deficit	(60,528,081)	(54,806,762)
Total stockholders' equity	213,277	(142,042)
Total liabilities and stockholders' equity	$17,771,393	$18,834,641

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$106,095	$132,500	$1,674,275	$4,483,303

Operating Expenses
Cost of revenues	35,736	51,651	356,750	913,800
Patent amortization expense	377,746	377,742	1,133,235	1,152,365
General and administrative	1,620,311	1,930,705	5,006,810	5,921,212
Total operating expenses	2,033,793	2,360,098	6,496,795	7,987,377

Income (loss) from operations	(1,927,698)	(2,227,598)	(4,822,520)	(3,504,074)

Other income (expense)
Gain (loss) on debt extinguishment	-	-	2,434,661	(2,268,373)
Decrease in fair value of derivative liabilities	330	35,010	948	47,331
Interest expense, net	(867,713)	(1,278,279)	(2,867,741)	(3,770,231)
Total other income (expense), net	(867,383)	(1,243,269)	(432,132)	(5,991,273)

Income (loss) before provision for income taxes	(2,795,081)	(3,470,867)	(5,254,652)	(9,495,347)

Provision for income taxes	-	-	-	-

Net income (loss)	(2,795,081)	(3,470,867)	(5,254,652)	(9,495,347)

Deemed dividend on preferred stock	-	-	(466,667)	-

Net loss attributable to common shareholders	$(2,795,081)	$(3,470,867)	$(5,721,319)	$(9,495,347)

Basic and diluted loss per share	$(0.57)	$(0.98)	$(1.26)	$(2.95)

Weighted average shares outstanding, basic and diluted	4,910,740	3,542,520	4,529,568	3,223,348

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(5,254,652)	$(9,495,347)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	12,753	12,753
(Gain) loss on debt extinguishment	(2,434,661)	2,268,373
Decrease in fair value of derivative liabilities	(948)	(47,331)
Amortization of discount on notes payable	2,064,774	2,191,248
Accrued interest on patents purchased	123,233	-
Amortization of patents and acquired contracts	1,217,985	1,237,115
Net cost of patents sold	-	215,372
Stock-based compensation	545,626	843,386
Changes in operating assets and liabilities
Accounts receivable	8,880	219,851
Inventories	-	130,155
Prepaid expenses and other current assets, net	(646,943)	(21,441)
Deferred expenses	(27,391)	300,833
Deposits and other assets	-	(10,000)
Accounts payable	777,559	114,512
Accrued expenses and other current liabilities	407,267	483,961
Deferred revenue	450,000	746,429
Net cash used in operating activities	(2,756,518)	(810,131)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	5,221,998	-
Proceeds from issuance of common stock, net of issuance costs	1,182,278	1,835,000
Proceeds from issuance of notes payable	-	1,126,900
Payments on Fortress notes payable	(1,640,016)	(2,147,000)
Redemption of preferred stock	(2,500,000)	-
Payments on related party note payable	(50,000)	(80,000)
Net cash provided by financing activities	2,214,260	734,900

Net decrease in cash and cash equivalents	(542,258)	(75,231)

Cash and cash equivalents, beginning of period	554,556	1,443,349

Cash and cash equivalents, end of period	$12,298	$1,368,118

Supplemental disclosures of cash flow information
Cash paid for interest	$613,600	$631,471

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses related to purchased patents	$-	$923,928
Conversion of portion of short term note payable, related party, to purchase common stock	$-	$100,000
Fair value of common stock warrants	$4,154,620	$41,305

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Liquidity and Capital Resources

At September 30, 2016, the Company had an accumulated deficit since inception of $60,528,081 (including a net loss for the quarter ended September 30, 2016 of $2,795,081) and had a negative working capital of $11,616,970. As of November 10, 2016, we had remaining cash of $2,357,850. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, the Company has completed the following transactions to provide working capital:Entered into our first license agreement in February 2015 (under which we have received an aggregate of $2,000,000 for a five-year license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 in February 2015, received net proceeds of $1,835,000 from the sale of common stock in April 2015, executed a sale of patents for $4,000,000 in June 2015, received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock, received net proceeds of $250,000 from the sale of Series D preferred stock in May 2016, received net proceeds of $1,200,000 from the sale of common stock in a registered direct offering, also in May 2016, and received $1,300,000 from a patent license and settlement in June 2016. On July 25, 2016, we closed on a $3,000,000 sale of Series E convertible preferred stock, pursuant to which we received net proceeds of approximately $2,800,000. We used $2,500,000 of the net proceeds to redeem approximately 70% of the Series C preferred stock. On October 12, 2016, we closed a public offering of common stock and warrants from which we received approximately $5,100,000 after fees and expenses. We used approximately $1,300,000 to redeem substantially all of the remaining Series C preferred stock and will use the remainder for working capital purposes. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we will likely need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital financing, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will require significant additional capital and/or patent monetization revenues to continue operations and execute the Company’s longer term business plan. Based on the Company’s updated internal financial plan covering the next fifteen months (through December 31, 2017), we will require approximately $5,000,000 in cash to fund operating expenses, which includes approximately $2,800,000 for employee-related costs and consultants performing outsourced functions, approximately $1,500,000 for legal and compliance, and approximately $800,000 for other operational costs. During the next 15 months, we anticipate making $5,700,000 of payments relating to the acquisition of our patent portfolios, $2,200,000 of which are fixed payments and $3,500,000 are variable payments based on forecasted patent monetization revenues. In addition, we will require approximately $7,400,000 to meet our debt service obligations with Fortress (including payments of both interest and principal). These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. The aforementioned payments due to Fortress would be eliminated and replaced by a new patent monetization program funded by Fortress if the terms of the non-binding letter of intent between the Company and Fortress results in a definitive agreement, as more fully discussed in Note 5. We continue to work to reduce and control expenses and defer obligations where possible. While we believe our forecasted revenues are supported by a pipeline cultivated over multiple years of business development activities, should these efforts fail to meet our forecasts, we will seek additional working capital through the sale of debt or equity securities, as referenced in the preceding paragraph. Based on our existing cash on hand, our management believes we have funds sufficient to meet our anticipated needs for approximately seven months.

To date, the Company has acquired an aggregate of approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We are required to make guaranteed payments to one of the sellers of the patents totaling $2,200,000. See Note 9 herein for further information regarding these guaranteed payments.

The Company may also require additional financing for the purchase of additional patent portfolios and to fund its monetization efforts if new attractive opportunities are found. In the event the Company acquires additional large patent portfolios, in addition to the cost of the upfront purchase fee (if any) it is likely that additional resources (business, technical or legal) may be required to effectively monetize the portfolio. Resources to analyze new portfolios are already part of the current staffing of the Company. Litigation costs are based primarily on a contingent fee structure (expected to average less than 20% of license revenue for a portfolio) and as such do not scale significantly with the acquisition of new portfolios. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Due to the current state of the credit markets, the Company is not able to predict with any certainty whether it will be able to obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires the Company to judge each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates these estimates on a monthly basis. Any changes in estimates, which could be significant, are included in earnings in the period in which the change in estimate occurs. As of September 30, 2016, the Company has established a reserve of $22,350 for uncollectable accounts.

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

3. Patents

Patent intangible assets consisted of the following at September 30, 2016:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	6.15 years	$11,893,745	$(4,357,059)	$7,536,686
Total patent intangible assets		$11,893,745	$(4,357,059)	$7,536,686

The Company expects its amortization expenses to be approximately $1,510,977 per year for the years 2016 through 2019, $1,481,270 in 2020, then in declining annual amounts through 2023.

4. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$3,197	$-	$-	$3,197
Total	$3,197	$-	$-	$3,197

December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$4,145	$-	$-	$4,145
Total	$4,145	$-	$-	$4,145

As discussed in Note 6, in January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price per share of $30.40 to a placement agent. The exercise price is subject to adjustment and has been subsequently adjusted to $22.70 per share. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model. The fair value of the derivative liability as of September 30, 2016 was estimated using the following assumptions:

Expected volatility	65%
Risk free rate	0.81%
Dividend yield	0%
Expected term (in years)	2.33

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the nine months ended September 30, 2015 and September 30, 2016:

Common Stock Warrants
Balance at December 31, 2014	$30,278
Fair value at issuance	41,305
Change in fair value	(47,331)
Balance at September 30, 2015	$24,252

Balance at December 31, 2015	$4,145
Change in fair value	(948)
Balance at September 30, 2016	$3,197

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

The principal of the Fortress Notes and all unpaid interest thereon or other amounts owing hereunder are due in full in cash by the Company on September 30, 2017 (the “Maturity Date”). The Company may prepay the Fortress Notes in whole or in part. In addition, upon the earlier of the date on which all obligations of the Fortress Notes are paid in full or become due, the Company will pay to the Note Purchasers a termination fee equal to $853,965. This was accounted for as a discount on notes payable. As of September 30, 2016, the Company has repaid $3,787,016 of the Fortress Notes.

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

Pursuant to the Amended Fortress Agreement, the Company granted to the purchasers identified in the Fortress Agreement (the “Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $11,284,538 (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Original Fortress Notes are paid in full. Following payment in full of the Original Fortress Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to 75% of Monetization Net Revenues until $5,000,000 has been paid to the Revenue Participants, then 50% of Monetization Net Revenues until the remaining $6,284,538 has been paid to the Revenue Participants. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $3,948,153, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement. In conjunction with an amendment to the Amended Fortress Agreement dated March 1, 2016, the Company determined that the change in expected cash flows was greater than 10% as compared to the previous agreement and, therefore, a debt extinguishment was deemed to have occurred. When recording the new present value of the debt and revenue share, which was computed using a discount rate of 18%, a gain on debt extinguishment of $2,434,661 was recognized in the three-month period ended March 31, 2016.

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

Under the Fortress Agreement, the Company is required to make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments were originally due to commence on the last business day of October 2015, but were deferred to October 30, 2016 by various amendments to the Fortress Agreement, as more fully described below. In addition, under the Fortress Agreement, the Company is required to maintain a minimum of $1,000,000 in cash reserves. Failure to maintain that minimum cash balance constitutes an event of default under the Fortress Agreement. If we were to default under the Fortress Agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, Fortress could accelerate our obligations under the Fortress Agreement. On each of March 29, 2016, August 17, 2016 and September 26, 2016, the Company and Fortress entered into additional amendments to the Fortress Agreement (the “Third Amendment”, “Fourth Amendment” and “Fifth Amendment,” respectively), pursuant to which, among other terms, Amortization Payments were not required until October 30, 2016, and the requirement to maintain a minimum in cash reserves was suspended until October 30, 2016. In addition, the Fourth Amendment provides financial incentives to the Company if the Revenue Stream is paid in full on or prior to December 31, 2016. In consideration for the Fourth Amendment, the Company issued to Fortress 1,000,000 warrants for the purchase of common stock at an exercise price of $2.005 per share. In conjunction with the Fifth Amendment, the Company and Fortress entered into a non-binding letter of intent (the “LOI”) under which the Fortress Notes and Revenue Stream would be eliminated and replaced with a new patent monetization program funded by Fortress. Under the terms of the LOI, net monetization revenues from this program would be shared with Fortress to receive 70% and the Company to receive 30% of revenues (the “Revenue Sharing”), with such Revenue Sharing to be effectuated following reimbursement to Fortress for monetization expenses and the sum of $30.5 million. The Company and Fortress are working to finalize this new definitive agreement, which they aim to complete by November 21, 2016.

Future debt payments owed under the Fortress Agreement are as follows:

Years ending December 31:
2016	$2,275,772
2017	6,931,526
Total	$9,207,298

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

Shares of common stock reserved for future issuance were as follows as of September 30, 2016:

Series C convertible preferred stock	500,668
Series D convertible preferred stock	186,367
Series E convertible preferred stock	1,496,262
Options to purchase common stock	514,772
Shares reserved for issuances pursuant to 2014 Stock Plan	175,046
Warrants	4,615,849
Total	7,488,964

 Convertible preferred stock

Convertible preferred stock as of September 30, 2016 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference
Series A-1	$0.0100	5,000,000	5,000,000	0	$-
Series A-2	$1.6996	1,176,748	1,176,748	0	$-
Series B	$1,000.00	2,750	2,750	0	$-
Series C	$1,000.00	2,500	2,500	751	$751,000
Series D	$1,000.00	1,500	369	369	$369,000
Series E	$1,000.00	3,000	3,000	3,000	$3,000,000

In October 2015, the Company entered into agreements with holders of all of the outstanding Series A and Series B Preferred Stock pursuant to which the holders agreed to exchange all of their outstanding shares of Series A and Series B Preferred Stock for common stock. As a result, as of September 30, 2016, there were no remaining shares of Series A or Series B Preferred Stock outstanding. The previously-outstanding Preferred Stock amounts, along with the newly-issued common stock amounts, are as follows:

	Outstanding as of Sept. 30, 2015	Common Stock Issued
Series A-1	212,466	141,262
Series A-2	161,355	28,518
Series B	1,102	420,956

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

Each Investor also received a common stock purchase warrant (the “Series D Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount. The Series D Warrants are exercisable for a term of five years commencing six months and one day after the closing of the Financing (the “Initial Exercise Date”) at a cash exercise price of $1.87 per share. Fifty percent of the Warrants vested immediately and the remainder of the Warrants will vest only if a Series D Investor’s shares of Series D Preferred Stock remain outstanding at the Initial Exercise Date. In the event the shares underlying the Series D Warrants are not subject to a registration statement at the time of exercise, the Series D Warrants may be exercised on a cashless basis after six months from the issuance date. The Series D Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends and fundamental transactions. The Series D Purchase Agreement contains customary representations, warranties, and covenants, including covenants relating to public reporting obligations and the use of proceeds.

On July 21, 2016, the Company entered into a securities purchase agreement (the “Series E Purchase Agreement”) with certain institutional accredited investors (the “Investors”). Pursuant to the Series E Purchase Agreement, the Company sold to the Investors in a private placement 3,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”), each having a stated value of $1,000 and earning interest at a rate of 5% per annum, for aggregate gross proceeds of $3.0 million. The Series E Preferred Stock is immediately convertible into 1,496,262 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $2.005 per share, subject to adjustment. After January 25, 2017, the conversion price will be equal to the lesser of (a) the conversion price then in effect or (b) 65% of the volume weighted average price of the Company’s common stock for ten consecutive days prior to the applicable conversion date. The Series E Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends, and fundamental transactions. However, in no event may the conversion price be lower than $0.25 per share. The Company may redeem some or all of the Series E Preferred Stock for cash as follows: (i) on or prior to September 25, 2016, in an amount equal to 126% of the aggregate stated value then outstanding, (ii) after September 25, 2016 and on or prior to January 25, 2017, in an amount equal to 144% of the aggregate stated value then outstanding and (iii) after January 25, 2017, in an amount equal to 150% of the aggregate stated value then outstanding.

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

The Series E Purchase Agreement requires, if necessary, that the Company hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series E Preferred Stock in excess of 19.99% of the outstanding common stock (the “Shareholder Approval”).  Until the Company obtains the Shareholder Approval, the conversion of the Series E Preferred Stock is limited to 19.99% of the currently outstanding common stock. Additionally, until the Series E Preferred Stock is no longer outstanding, the Investors may participate in future offerings for up to 50% of the amount of such offerings.

The Series E Purchase Agreement contains customary representations, warranties, and covenants, including covenants relating to public reporting obligations, Shareholder Approval and the use of proceeds.  The closing of the transaction occurred on July 25, 2016. The Company used the proceeds from the sale of the Series E Preferred Stock to redeem the majority of the Company’s outstanding Series C Convertible Preferred Stock and for general working capital purposes.

Pursuant to the Series E Purchase Agreement, upon redemption of the Series C Preferred Stock, the Investors (each of whom is also a holder of the Series C Preferred Stock) shall receive an additional premium such that the aggregate redemption amount is 162% of the stated value of the Series C Preferred Stock for the first 60 days following entry into the Series E Purchase Agreement and 180% thereafter.

Warrants

In January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price of $30.40 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $22.70 as a result of the sale of the Fortress Shares. The warrants may be exercised without cash consideration in lieu of the investor forfeiting a portion of its shares. The fair value of the warrants at issuance was $348,963, as estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at September 30, 2016 as discussed in Note 4.

On November 1, 2014 the Company issued 27,750 warrants to purchase common stock with a weighted average exercise price of $20.70. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of September 30, 2016 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
1,000,000	6.89	$2.005
1,271,826	4.81	$2.005
648,000	4.63	$2.01
158,416	4.62	$1.87
1,416,668	4.31	$1.79
50,000	5.41	$2.54
10,870	3.52	$4.60
5,762	3.52	$5.75
27,449	3.09	$20.00
23,858	2.33	$22.70
3,000	1.08	$26.60
4,615,849	5.05	$2.18

7. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan,” and referred to herein as the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants, as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock or other property. The Board of Directors originally reserved 360,545 shares of common stock for issuance over the term of the Plan. In September 2015, 170,000 shares were added to the Plan, and in June 2016, 250,000 shares were added to the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (or five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five-year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	71,431	369,887	$4.64
Authorized	250,000
Options forfeited	153,098	(153,098)	$3.10
Options granted	(305,000)	305,000	$1.41
Options expired	5,517	(7,017)	$34.73
Balance at September 30, 2016	175,046	514,772	$2.77
Total vested and expected to vest shares (options)		514,772	$2.77
Total vested shares (options)		128,556	$5.79

As of September 30, 2016, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at September 30, 2016 was $24,400.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting schedules specific to each individual award. As of September 30, 2016, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

As part of the Merger, 1,500 fully vested options with an exercise price of $143.00, were assumed by Inventergy Global, Inc. These options expired in June 2016.

The following table summarizes information with respect to stock options outstanding at September 30, 2016:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$1.41	305,000	9.81	$1.41	-	$-
$3.10	182,528	9.05	$3.10	101,312	$3.10
$5.60	2,500	0.58	$5.60	2,500	$5.60
$11.40	17,674	0.58	$11.40	17,674	$11.40
$30.40	7,070	0.58	$30.40	7,070	$30.40
	514,772	9.05	$2.77	128,556	$5.79

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the nine months ended September 30, 2016 and 2015:

	2016	2015
Expected volatility	68	64%
Risk free rate	1.18	1.48%
Dividend yield	0	0%
Expected term (in years)	5.70	6.06

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended Sept. 30		For the nine months ended Sept. 30
	2016	2015	2016	2015
General and administrative	$152,170	$246,485	$545,626	$843,386

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from the exercise of stock awards for the three and nine months ended September 30, 2016. As of September 30, 2016, there were total unrecognized compensation costs of $635,906 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.79 years.

Non-employee stock-based compensation expense

The Company has issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $77,672 and $41,381 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $297,693 and $258,053 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

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

On October 16, 2015, the Company cancelled certain unvested options (totaling 177,446) granted to employees and directors under the Company’s 2014 Stock Plan, which had exercise prices ranging from $6.90 to $38.50, 10-year terms and one to four year vesting terms. In addition, on October 16, 2015, the Company issued new options to the same employees and directors under the 2014 Stock Plan. The Company granted an aggregate of 142,063 options to its employees and an aggregate of 35,383 options to its directors. The vesting schedules were left substantially unchanged as compared to the cancelled options. The new options have an exercise price of $3.10 per share, which was the closing price of the Company’s common stock as of October 16, 2015.

8. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three and nine-month periods ended September 30, 2016 and 2015.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of September 30, 2016 and 2015.

At December 31, 2015, the Company had federal and California net operating loss carryforwards, prior to any annual limitation, of approximately $48.8 million and $11.3 million, respectively, expiring beginning in 2021 for federal and 2015 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date did occur in June 2014 upon the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $30.4 million with no further limitation to the California net operating loss carryforward. Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes.

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

9. Commitments and Contingencies

Operating lease

In March 2014, the Company entered into a non-cancelable 38-month lease agreement for offices in Campbell, California commencing June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The Company paid a security deposit of $18,993 during the twelve months ended December 31, 2014. The future minimum payments related to this lease are as follows:

Years ending December 31:
2016	29,394
2017	68,587
Total	$97,981

Rent expense was $27,152 for the three months ended September 30, 2016 and 2015 and $81,454 for the nine month periods ended September 30, 2016 and 2015.

Guaranteed Payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. As of December 31, 2014, such guaranteed payments were accrued on the Company’s accompanying balance sheet at net present value using a discount rate of 12%. Expenses related to minimum revenue sharing payments were deferred as of December 31, 2014 to be amortized in correlation with the future payment schedule. This agreement was amended in December 2015, at which time all guaranteed payments and interest payments payable on any guaranteed payments were eliminated, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015, in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement provided that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. As of September 30, 2016, the Company was in compliance with the terms of the agreement.

The second agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016, which amounts were to include an additional $95,000 in interest payments. These amounts have not yet been paid and are accruing interest at the rate of 1% per month which the Company is paying monthly. The total future guaranteed payments associated with this agreement payable as of September 30, 2016 are $2,200,000.

10. Legal Proceedings

In 2015, a third party filed an action against the Company alleging, among other items, non-infringement of seven patents from Inventergy, Inc.’s patent portfolio. The Company and Inventergy, Inc. counterclaimed for infringement of the same seven patents, and Inventergy, Inc. also filed an action alleging infringement of an additional patent. Following a period of mediation and settlement discussions, in June 2016, the parties entered into a patent license and settlement agreement pursuant to which, among other provisions, the third party paid an undisclosed license fee to Inventergy, Inc. and each party released the other from all previous claims. The Company has no further obligations relating to this patent license.

11. Subsequent Event

Registered Public Offering

On October 12, 2016, the Company completed a registered public offering (the “Offering”) of shares of common stock and warrants with gross proceeds of approximately $6.0 million. Investors received 6,000,000 shares of the Company’s common stock at a price of $1.00 per share and warrants to purchase up to 6,000,000 shares of common stock, exercisable for a period of five years, with an exercise price of $1.00 per share. The warrants are exercisable immediately. Net proceeds of the Offering paid to the Company, after fees and expenses, were approximately $5.1 million. The Company used approximately $1.3 million of the net proceeds to redeem substantially all of the remaining outstanding Series C preferred stock, and the remaining $3.8 million will be used to fund its operations. The holders of the Company's Series C and E Convertible Preferred Stock consented to having the first $3.8 million of net proceeds from the Offering go to the Company’s working capital before applying any proceeds of the Offering to the redemption of such preferred stock in consideration for a reduction in the exercise price of the July 2016 warrants to $1.43 and the May 2016 warrants to $1.86 and a 15% increase in the redemption premium of the Series E Convertible Preferred Stock if not redeemed on or before January 25, 2017. A registration statement for the securities sold in the Offering was previously filed on Form S-1 (File No. 333-211211), which was declared effective on September 16, 2016 by the Securities and Exchange Commission.

Modification of the Amended Fortress Agreement

On November 14, 2016, the Company and Fortress entered into the Sixth Amendment to the Amended Fortress Agreement. The amendment deferred amortization and interest payments and suspended the requirement to maintain a $1 million minimum cash balance each until November 21, 2016.

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

Results of Operations

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenue

Revenue for the three months ended September 30, 2016 was $106,095 and consisted of $100,000 from patent licensing contracts and $6,095 from our access control security product/service lines. Revenue for the three months ended September 30, 2015 was $132,500 and consisted of $100,000 from a patent licensing contract and $32,500 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016 was $35,736 and consisted of $7,486 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Merger. Cost of revenue for the three months ended September 30, 2015 was $51,651 and consisted of $20,875 related to patent sale and licensing revenue, amortization of $28,250 for contracts acquired in the Merger, and $2,526 related to our access control security product/service lines.

Patent Amortization Expense

Amortization expense of $377,744, and $377,742 for the three months ended September 30, 2016 and September 30, 2015, respectively, was for the amortization of patents acquired.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2016 were $1,620,311 compared to $1,930,705 for the three months ended September 30, 2015. G&A expenses for the three months ended September 30, 2016 included $74,498 and $77,672 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $205,104 and $41,381 for the three months ended September 30, 2015. Salaries, wages and other personnel expenses were $325,905 and $686,608 for the three months ended September 30, 2016 and September 30, 2015, respectively, a decrease of $360,703 primarily as a result of the termination of ten employees since March 2015. Investor relations expense was $136,989 and $63,192 for the three months ended September 30, 2016, and September 30, 2015, respectively, an increase of $73,797, primarily as a result of attending more investor conferences and other investor relations consulting services in 2016. Patent fees were $502,227 and $249,695 for the three months ended September 30, 2016 and September 30, 2015, respectively, an increase of $252,532 primarily as a result of higher consulting costs in 2016 relating to patent analysis and monetization efforts. Legal expenses were $119,112 for the three months ended September 30, 2016, compared to $427,903 for the three months ended September 30, 2015, a decrease of $308,791. This decrease was due to a decrease in litigation fees and expenses following the settlement of a lawsuit in June 2016. Other G&A expenses were $383,908 and $256,821 for the three months ended September 30, 2016 and September 30, 2015, respectively, representing an increase of $127,087, primarily as a result of increased consulting costs relating to the Company’s newly-formed subsidiary, Inventergy Innovations LLC, and higher state franchise taxes.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $330 for the three months ended September 30, 2016 compared to $35,010 for the three months ended September 30, 2015. The decrease for the three months ended September 30, 2016 was due to a decrease in the Company’s stock price during this period. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2016 and September 30, 2015 was $867,713 and $1,278,279, respectively. For the three months ended September 30, 2016, this amount includes interest expense on patents purchased of $66,000 and interest expense and amortization of discount and debt issuance costs on Fortress Notes of $801,591. Of these amounts, $184,339 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the three months ended September 30, 2015 includes interest expense on patents purchased of $261,131, interest expense and amortization of discount and debt issuance costs on Fortress Notes of $1,018,758.

For the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Revenue

Revenue for the nine months ended September 30, 2016 was $1,674,275 and consisted of $1,600,000 from patent licensing contracts and $74,275 from our access control security product/service lines. Revenue for the nine months ended September 30, 2015 was $4,483,303 and consisted of $4,000,000 from a sale of two patent families, $253,571 from a patent licensing contract, and $229,732 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2016 was $356,750 and consisted of $272,000 related to patent licensing revenue and amortization of $84,750 for contracts acquired in the Merger. Cost of revenue for the nine months ended September 30, 2015 was $913,800 and consisted of $215,372 of cost of patents sold, $572,430 related to patent sale and licensing revenue, $41,248 of product costs related to access control security product/service lines and amortization of $84,750 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense of $1,133,235, and $1,152,365 for the nine months ended September 30, 2016 and September 30, 2015, respectively, was for the amortization of patents acquired.

General and Administrative Expense

General and administrative (“G&A”) expenses for the nine months ended September 30, 2016 were $5,006,810 compared to $5,921,212 for the nine months ended September 30, 2015. G&A expenses for the nine months ended September 30, 2016 included $247,933 and $297,693 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $585,333 and $258,053 for the nine months ended September 30, 2015. Salaries, wages and other personnel expenses were $975,041 and $2,296,543 for the nine months ended September 30, 2016 and September 30, 2015, respectively, a decrease of $1,321,502 primarily as a result of the termination of ten employees since March 2015. Investor relations expense was $262,764 and $467,245 for the nine months ended September 30, 2016 and September 30, 2015, respectively, a decrease of $204,481 as a result of decreased costs for investor relations, communications, media and related services in 2016, compared with higher costs in these areas immediately following the Merger in 2014 and into 2015. Patent fees were $1,481,159 and $606,303 for the nine months ended September 30, 2016 and September 30, 2015, respectively, an increase of $874,856 primarily as a result of higher consulting costs in 2016 relating to patent analysis and monetization efforts. Legal expenses were $470,790 for the nine months ended September 30, 2016 compared to $701,898 for the nine months ended September 30, 2015. This decrease of $231,108 was primarily due to lower litigation fees and expenses relating to two patent lawsuits, one of which was settled in the fourth quarter of 2015 and the other in June 2016. Other G&A expense was $1,271,430 and $1,005,837 for the nine months ended September 30, 2016 and September 30, 2015, respectively, an increase of $265,593 primarily as a result of higher state franchise taxes in 2016.

Gain / Loss on Debt Extinguishment

In connection with the amendment to the Amended Fortress Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment of $2,434,661 related to expected amounts of net monetization revenues to be paid to revenue participants. In connection with an amendment to the Amended Fortress Agreement dated February 25, 2015, the Company recorded a loss of $2,268,373 in the three-month period ended March 31, 2015. See Note 5 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $948 and $47,331 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The change for each period was the result of a decrease in the common stock warrant value due to decreases in the market price of the Company’s common stock. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2016 and September 30, 2015 was $2,867,741 and $3,770,231, respectively. For the nine months ended September 30, 2016, this amount includes interest expense on patents purchased of $216,733 and interest expense and amortization of discount and debt issuance costs on Fortress Notes of $2,643,870. Of these amounts, $613,600 was paid in cash and the remaining amounts were accrued. Interest expense, net for the nine months ended September 30, 2015 includes interest expense on patents purchased of $627,021, interest expense and amortization of discount on Fortress Notes of $3,144,856. Of these amounts, $631,471 was paid in cash and the remaining amounts were accrued.

Liquidity and Capital Resources

At September 30, 2016, the Company had an accumulated deficit since inception of $60,528,081 (including a net loss for the quarter ended September 30, 2016 of $2,795,081) and had a negative working capital of $11,616,970. As of November 10, 2016, we had remaining cash of $2,357,850. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, the Company has completed the following transactions to provide working capital: Entered into our first license agreement in February 2015 (under which we received an aggregate of $2,000,000 for a five-year license), received net proceeds from an additional drawdown from the Fortress Agreement of $1,126,900 in February 2015, received net proceeds of $1,835,000 from the sale of common stock in April 2015, executed a sale of patents for $4,000,000 in June 2015, received net proceeds of approximately $2,175,000 in January 2016 from the sale of Series C preferred stock, received net proceeds of $250,000 from the sale of Series D preferred stock in May 2016, received net proceeds of $1,200,000 from the sale of common stock in a registered direct offering, also in May 2016, and received $1,300,000 from a patent license and settlement in June 2016. On July 25, 2016, we closed on a $3,000,000 sale of Series E convertible preferred stock, pursuant to which we received net proceeds of approximately $2,800,000. We used $2,500,000 of the net proceeds to redeem approximately 70% of the Series C preferred stock. On October 12, 2016, we closed a public offering of common stock and warrants from which we received approximately $5,100,000 after fees and expenses. We used approximately $1,300,000 to redeem substantially all of the remaining Series C preferred stock and will use the remainder for working capital purposes. We will seek to continue our operations primarily with income received through our patent monetization efforts, including licensing revenues and patent sales, but we will likely need to seek additional financing through loans, which will be subject to the restrictions of the Fortress Agreement, and/or the sale of securities. If we are required to raise additional capital financing, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The business will require significant additional capital and/or patent monetization revenues to continue operations and execute the Company’s longer term business plan. Based on the Company’s updated internal financial plan covering the next fifteen months (through December 31, 2017), we will require approximately $5,000,000 in cash to fund operating expenses, which includes approximately $2,800,000 for employee-related costs and consultants performing outsourced functions, approximately $1,500,000 for legal and compliance, and approximately $800,000 for other operational costs. During the next 15 months, we anticipate making $5,700,000 of payments relating to the acquisition of our patent portfolios, $2,200,000 of which are fixed payments and $3,500,000 are variable payments based on forecasted patent monetization revenues. In addition, we will require approximately $7,400,000 to meet our debt service obligations with Fortress (including payments of both interest and principal). These amounts payable to Fortress are in addition to any revenue sharing amounts expected to be paid from forecasted patent monetization revenues. The aforementioned payments due to Fortress would be eliminated and replaced by a new patent monetization program funded by Fortress if the terms of the non-binding letter of intent between the Company and Fortress results in a definitive agreement, as more fully discussed in Note 5 in the accompanying financial statements. We will continue to reduce and control expenses and defer obligations where possible. While we believe our forecasted revenues are supported by a pipeline cultivated over multiple years of business development activities, should these efforts fail to meet our forecasts, we will seek additional working capital through the sale of debt or equity securities, as referenced in the preceding paragraph. Based on our existing cash on hand, our management believes we have funds sufficient to meet our anticipated needs for approximately seven months.

To date, the Company has acquired approximately 755 currently active patents and patent applications for aggregate purchase payments of $12,109,118. We were required to pay $2,200,000 to a seller of the patents by July 2016 or pay a one percent per month late fee until paid. See Note 9 in the accompanying financial statements for further information regarding this payment.

On February 11, 2015, the Company entered into our first license agreement, from which we received an aggregate of $2,000,000 for a five-year license. In connection therewith, on February 25, 2015, the Company amended and restated the Fortress Agreement pursuant to which Fortress agreed to make available to the Company an additional $3,000,000 of credit between February 25, 2015 and December 31, 2015, which can be drawn down in the form of additional senior secured notes with the same terms and conditions as the Original Notes. On February 25, 2015, we drew down $1,199,500 from the Additional Available Credit, which after the payment of transaction-related fees and expenses, netted $1,126,900 in proceeds to the Company. The Company may seek to raise additional capital in the form of further draw downs on the remaining Additional Available Credit, which would require the Company to obtain Fortress’ consent.

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

As of September 30, 2016, the Company had cash and cash equivalents of $12,298. Also as of September 30, 2016, the Company had negative working capital of $11,616,970. The Company’s net loss for the nine months ended September 30, 2016 was $5,254,652 and our accumulated deficit amount was $60,528,081 as of September 30, 2016. Our cash and cash equivalents as of September 30, 2016 consisted primarily of funds remaining from net proceeds of $2,800,000 received from the sale of Series E preferred stock in July 2016, partially offset by partial redemption of Series C preferred stock and expenditures for general operating purposes.

As of September 30, 2016, the Company had cash and cash equivalents of $12,298 compared to $554,556 as of December 31, 2015. The decrease in cash and cash equivalents of $542,258 for the nine months ended September 30, 2016 was attributable to net cash used in operating activities of $2,756,518, partially offset by net cash provided by financing activities of $2,214,260.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2016 resulted in net cash used of $2,756,518. Net cash used in operating activities consisted of a net loss of $5,254,653, less non-cash gain on debt extinguishment of $2,434,661, partially offset by non-cash expenses consisting of depreciation expense of $12,753, amortization of discount and debt issuance costs on notes payable of $2,064,775, amortization of patents and acquired contracts of $1,217,985, accrued interest on patent purchase of $123,233, and stock-based compensation of $545,626, partially offset by a decrease in fair value of derivative liabilities of $948. Changes in operating assets and liabilities provided cash of $978,864, from a decrease in accounts receivable of $8,880, an increase in accounts payable of $777,559, an increase in accrued expenses and other current liabilities of $407,267, and an increase in deferred revenue of $450,000, partially offset by an increase in prepaid expenses and other current assets totaling $646,943 and an increase in deferred expenses of $27,391.

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

Cash Flows – Investing Activities

The Company had no investing activities during the nine months ended September 30, 2016 or the nine months ended September 30, 2015.

Cash Flows – Financing Activities

The Company’s financing activities for the nine months ended September 30, 2016 resulted in net cash received of $2,214,260, consisting of $2,175,000 received from the sale of Series C preferred stock (net of $325,000 of issuance costs), $250,000 received from the sale of Series D preferred stock, $2,796,998 received from the sale of Series E preferred stock (net of $203,002 of issuance costs) and $1,182,278 received from the sale of common stock, partially offset by repayments of Fortress Notes of $1,640,016, partial redemption of Series C preferred stock of $2,500,000 and repayments of $50,000 of short-term notes payable to a related party.

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

Based on their evaluation, the Certifying Officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”). Pursuant to the Purchase Agreement, the Company sold to the Investors in a private placement 3,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”), each having a stated value of $1,000 per share, for aggregate gross proceeds of $3,000,000.

Each Investor also received a common stock purchase warrant (the “Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $2.005. The Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $2.005 per share. The Series E Preferred Stock and Warrants were offered and sold in reliance on Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on July 22, 2016).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on July 22, 2016).
4.2	Form of Common Stock Purchase Warrant (included in Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 7, 2016).
10.1

Securities Purchase Agreement, dated July 21, 2016, between the Company and the purchasers listed on the signature page thereto (incorporated by reference to the Current Report on Form 8-K filed by the Company on July 22, 2016).

10.2	Fourth Amendment to Amended and Restated Revenue and Note Purchase Agreement, dated as of August 19, 2016, among the Company, DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on September 7, 2016).*
10.3	Fifth Amendment to Amended and Restated Revenue and Note Purchase Agreement, dated as of September 26, 2016, among the Company, DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company On September 29, 2016).
99.1	Letter of Intent, dated as of September 27, 2016, between the Company and DBD Credit Funding LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on September 29, 2016).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2016	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

By: /s/ John G. Niedermaier
	Name:	John G. Niedermaier
	Title:	Chief Financial Officer

