Form 10-K
period 2016-12-31
Inventergy Global, Inc.
filed 2017-03-31
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2016, as reported on the Nasdaq Capital Market, was $6,256,792.

As of March 27, 2017, 11,532,235 shares of common stock, $0.001 par value per share, were outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Inventergy Global, Inc. (the “Company,” “we,” “us,” or “our”) is an intellectual property (“IP”) investment and licensing company that helps technology-leading corporations attain greater value from their IP assets in support of their business objectives and corporate brands.  Our original monetization and licensing business was enhanced in April 2016, when the Company formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a wholly-owned subsidiary of the Company.

The Company has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations to which Inventergy Innovations obtains exclusive rights through agreements with external partners, and

•

Patent Residual Interest Program (“PRIP”) (defined below): Monetization through enforcement of the Company’s approximately 740 telecommunications patents which will be part of the PRIP, as more fully explained below.

Inventergy Innovations

Inventergy Innovations was formed to commercialize a broad range of intellectual assets and innovations through partnerships with third parties who have developed or obtained IP they wish to monetize. To date, Inventergy Innovations has entered into agreements with seven companies, who each owns unique technology and intellectual property which we believe has potentially significant market opportunities. In each of these engagements, Inventergy Innovations has obtained rights to the commercialization of some or all of the technology and intellectual property owned by these firms and will share the proceeds of the commercialization efforts with these companies. Each engagement is unique with some involving transfer of ownership of the assets to Inventergy Innovations and/or modest initial or ongoing progress payments by Inventergy Innovations. The objective of the Inventergy Innovations technology commercialization model is to obtain initial revenue within a 12- to 18-month period as measured from the commencement of each engagement. We believe this initiative expands the Company’s revenue opportunity and is a business model with lower up-front capital outlays and lower operating costs relative to each revenue opportunity.

Patent Residual Interest Program

In December 2016, we entered into a restructuring agreement (the “Restructuring Agreement”) with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (the "Managing Member"), which relates to the 740 telecommunications patents (“the Patents”) we acquired from Panasonic Corp. (“Panasonic”), Nokia Corporation (“Nokia”) and Huawei Technologies Co. Ltd (“Huawei”). Pursuant to the Restructuring Agreement, following our receipt of stockholder approval at a special meeting of stockholders on March 8, 2017, the Company will be contributing the Patents to INVT SPE LLC, a Delaware limited liability company (“INVT SPE”). This entity is controlled by the Managing Member, who as managing member of INVT SPE has sole discretion to make any and all decisions relating to the Patents and related monetization activities (excluding future acquired patents related to Inventergy Innovations, and related monetization activities), including the right to license, sell or sue unauthorized users of the Patents (the “Monetization Activities”).

The Restructuring Agreement also modified the revenue share provided for in the Revenue Sharing and Note Purchase Agreement, as amended, such that all proceeds from the Monetization Activities will be applied as follows: (i) first, to pay for certain third party expenses incurred by the Company, the Managing Member or third party brokers in relation to the Monetization Activities, (ii) second, to pay up to $2.2 million of the Company’s outstanding principal debt to Nokia Corporation (“Nokia”) in the event any Monetization Activity is directly attributable to the Company’s Nokia patent portfolio, (iii) third, if a Monetization Activity triggers a payment with respect to a retained interest owed to a prior owner under agreements with Panasonic Corporation or Huawei Technologies Co., Ltd., payment will be made to such prior owner, as required, (iv) fourth, to the Managing Member until the Managing Member has received (x) reimbursement of any amounts advanced by the Managing Member pursuant to the Restructuring Agreement plus 20% annual interest on such advances plus (y) $30.5 million less any amounts paid to the Managing Member for the Note Obligations under the Revenue Sharing and Note Purchase Agreement after December 22, 2016, and (v) fifth, after all of the foregoing payment obligations are satisfied, 70% to the Managing Member and 30% to the Company. Once the Patents have been assigned to INVT SPE (which is expected to occur by the end of April 2017), the Company’s note obligations to the Managing Member will be extinguished and the Company will be relieved of any scheduled amortization payments (instead, payments to the Managing Member will only be required out of the Monetization Revenues), the prior liquidity covenant will no longer apply, and the Company will be relieved from any further responsibility to maintain the Patents retroactive to December 22, 2016. We believe the effects of the Restructuring Agreement will enable us to decrease expenses by approximately $1.3 million per quarter. The ongoing maintenance of INVT SPE and the monetization of the Patents thereunder, in which Inventergy may share subsequent net revenues as outlined above, is hereafter referred to as the Patent Residual Interest Program (“PRIP”).

The Company is headquartered in Campbell, California. In addition to its employees, the Company engages third parties to provide resources with financial, technical and executive expertise as may be required by its business opportunities. As the Company’s Inventergy Innovations partners grow in number, we may hire additional employees with expertise in evaluating and marketing innovation and IP.

Business Strategy

Key elements of our Inventergy Innovations strategy are to:

•	Target a select number of technology-leading companies whose efforts may not be yielding appropriate value for their IP assets.
•	Leverage our management’s expertise to select, value and out-license patent assets to create additional IP value for our partners in fair and substantial licensing programs or, alternatively, sale of the IP or of the partner’s business itself (M&A).
•	Expand our approach across other technologies and businesses.

Competitive Strengths

•	Our directors and officers have significant experience creating value from IP assets and are recognized leaders in their fields (for further details please see “Item 10. Directors, Executive Officers and Corporate Governance” below).

•	We believe the talent, experience and skill sets of our management team are key differentiators for the Company, and establish it as among the very best of its peers.

•	Our management team’s contacts across many IP-dependent industries provide key sourcing capability for both undervalued intellectual property and monetization opportunities.

o	The Company’s officers and directors are well-known across IP and technical industries, with significant and important relationships with prospective target clients as well as potential out-licensing customers. The Company leverages its reputation and relationships to achieve fair and reasonable value and to complete transactions in a timely manner.

•	We believe that the Company’s professional corporate out-licensing model will enable timely value-creation from client portfolio assets as well as on-going revenue streams.

o	Management believes it can drive an efficient process for delivering value and concluding appropriate, fair and reasonable transactions in a timely manner.

Description of the Patents Which Will Be Part of the PRIP

Industry Overview

According to data from Ocean Tomo, an intellectual property merchant bank, 87% of the value of companies in the S&P 500 in 2015 was based in intangible assets. In many cases, product and service revenue based on patent assets can leave substantial amounts of untapped value in a company’s IP, either because the IP is in areas that are no longer as strategically important to the IP holder or it is too time-consuming for the asset holders to pursue. As a result, companies may not realize appropriate value from the results of their investments in research and development (“R&D”). In addition, many companies cannot capture the full value of the IP assets themselves as they do not possess the necessary resources and personnel or because the pursuit of additional value involves a higher degree of risk than may be acceptable to the IP holder.

Industry Focus

The Patents cover technology in the telecommunications industry in the following segments: (a) core network infrastructure (IP Multimedia Subsystems -IMS and Voice over IP -VOIP) and (b) mobile broadband communications (3G & 4G protocols -WCDMA/HSPA/LTE). An overview of the telecommunications industry and the Patents are described in more detail below.

General Perspectives on the Telecommunication Industry

The telecommunications industry is global in nature and the technologies deployed are largely defined and developed by cooperative standard-setting “working groups” established between the various market participants. One such body is “3GPP”, or 3rd Generation Partnership Project, which is a collaboration among groups of telecom associations which cover radio, core network and service architecture technologies.

A number of other voluntary standard setting bodies exist, with the overall objective to ensure interoperability between networks and devices. According to the Global mobile Suppliers Association (“GSA”) organization (a 3GPP industry organization), in the first quarter of 2016 there were 7.42 billion subscriptions globally using 3GPP systems (covering 2G -GSM, 3G-WCDMA & HSPA, and 4G-LTE protocols). This included 2.02 billion 3G and 1.29 billion 4G subscribers.

From an intellectual property commercialization perspective, the Company believes that the continued development and deployment of standards-compliant telecommunications equipment and systems, creates large, global addressable markets wherein market participants must comply with both declared and de facto industry standards in order to remain competitive. In many cases, these providers may not have developed the standards themselves nor do they own or have licensed key patents that relate to these standards. In addition, in this highly competitive industry, the Company believes market participants will also race to adopt key improvements above and in addition to standards-based technology.

The Company believes that the continued and accelerated deployment, as well as the continuous upgrading of technologies that can deliver richer content to mobile devices, faster and more reliable connections, quicker data speeds and more services delivered over networks, both fixed and mobile, present significant opportunities for the Company. These trends accelerate the need for IMS and 3G & 4G technologies and protocols – areas which are covered by the Patents.

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

IMS technology is already deployed by more than 100 service providers around the world as well as through cable companies to offer services such as the popular “bundles” of voice, TV and Internet. A driving force behind the deployment of LTE (Long-Term Evolution) among service providers is the ability to offer Voice over LTE (VoLTE). The Company estimates based on data from Infonetics (published in their first quarter 2016 report) and internal analysis that the overall size of this market related to the service provider segment, which could benefit from the Company’s patented technologies, is $25-$30 billion cumulative over the next five years (2017 – 2021).

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

In the “Ericsson Mobility Report” from November 2016, Ericsson estimates the 3G and 4G mobile broadband subscription market will grow 5% annually from 2016-2022 for 3G and 20% for 4G (LTE). By the end of 2022, Ericsson estimates there will be a total of 8.9 billion mobile subscriptions, including 4.6 billion LTE and 2.8 billion 3G subscriptions.

In North America, the 3G/LTE share of mobile subscriptions is approximately 90% per the Ericsson November 2016 mobility report. In Western Europe the share is currently approximately 85%, and is expected to grow to 98% by 2022 according to Ericsson. In the Asia Pacific region, the 3G/LTE share is currently approximately 50% and is expected to grow to 85% by 2022, according to the same report. Recent GSA data shows that 7,037 user devices have been launched from 517 suppliers as of January 2017, an increase of over 2,600 devices since February 2015. According to the same report, 91% of all LTE devices also support 3G technology.

Asset Portfolios

Three distinct patent portfolios were previously acquired by the Company and will be transferred to INVT SPE under the PRIP. They are the IMS, VOIP and Mobile Broadband portfolios and are further described below.

IMS and VOIP portfolios

Two of the portfolios, the IMS and VOIP portfolios, are complementary and were originally acquired from telecommunication industry leaders Huawei and Nokia. These two portfolios currently total approximately 297 patents including approximately 118 patents considered relevant to standards.

The portfolios cover the core network of the so-called “Next Generation Networks” enabling such functionality as Mobile Video delivery and Mobile High Definition Audio as well as enabling services like “triple play” (phone, television and data) offered by fixed line/cable operators and enterprise VOIP solutions.

The IMS and VOIP portions of the Patents cover a broad range of functional aspects, including advanced call features, network security, interoperability, system performance and network reliability.

The Company believes the portfolios are particularly relevant as mobile network operators, cable operators and equipment manufacturers roll out new features and content rich services for both mobile and fixed networks. The Company has identified over 125 companies within four primary licensee market segments, namely, IMS systems, enterprise networking equipment (VOIP), legacy mobile systems and telecommunications service providers that may be approached to monetize the IMS Patents. Currently there are more than 100 mobile network operators worldwide offering services based on the IMS standard and most cable companies that already offer “triple play bundles” do this on the IMS standard, so use of IMS is reasonably expected to increase substantially. The Company also estimates that there are already about 30 equipment manufacturers offering solutions relevant to this patent portfolio, and the Company previously closed a license with a mid-tier equipment manufacturer.

Mobile Broadband, (3G, 4G/LTE Portfolio)

Panasonic is among the most prolific patent filers and patent owners in the world. According to a report from the World Intellectual Property Organization, Panasonic was the number one filer of patent applications under the Patent Cooperation Treaty (“PCT”) in the world in 2013. In that same year, Panasonic was issued the 6th most patents in the United States according to IFI Claims. Panasonic has since moved out of several business areas and divested many businesses and patents over the past few years.

One such technology area is 3G (WCDMA & HSPA) and 4G (LTE) mobile infrastructure, where Panasonic, through its relationship with NTT Docomo (a leading Japanese mobile operator), was an early innovator and pioneer. The Company worked with Panasonic to select a comprehensive portfolio of patent assets currently totaling 443 in the 3G and 4G technology domains. Under the terms of the Company’s Patent Purchase Agreement with Panasonic, as amended (the “Panasonic Agreement”), the Company acquired full ownership of the portfolio including the right to past damages and has the sole right to determine the best strategy to derive value from the portfolio. This portfolio, along with the right to determine best value creation strategies, will be transferred to INVT SPE under the PRIP in April 2017.

The portfolio consists of approximately 341 3G patent assets and 246 4G patent assets. Approximately 181 of the patent assets are potentially standards relevant, which means that such patents may be infringed upon by companies, end-users or others that adhere to the optional or mandatory features of one or more operating standards adopted by industry, governmental or other organizations operating in the telecommunications industry. The main technical focus of the portfolio concerns base station equipment communication with mobile devices, specifically the radio aspects of such communications. The 3G/4G standards are widely adopted by telecom operators, infrastructure manufacturers and mobile device manufacturers around the world as the enabling standard for mobile broadband. According to data from GSA as of August 2016, there were 3.32 billion mobile broadband (3G/4G) subscriptions worldwide, including 1.3 billion LTE subscriptions. In the November 2016 Mobility Report, Ericsson forecasts that by 2022 there will be 4.6 billion LTE mobile subscriptions and 2.8 billion 3G mobile subscriptions for a total of 7.4 billion mobile subscriptions with relevance to the Panasonic portfolio.

The Company views the Panasonic portfolio as complementary to the Huawei and Nokia IMS portfolios where, even though a few of the target licensee companies may be the same, the relevant revenue streams are different. The Company believes that such complementary coverage may offer operational and marketing efficiencies.

Overview of the Patents

The Company originally acquired an aggregate of approximately 740 currently active patents and patent applications from Huawei, Nokia, and Panasonic outright, including the general right to recover damages for past infringement. In June 2015, the Company sold 26 patents in a commercial transaction. Approximately 25 patents and patent applications (including seven US and 18 non-US patents) have expired and no patent applications have been denied. The 740 active patents have an average remaining life of 6.3 years. Approximately 299 of the active patents are potentially standards relevant and the overall portfolio is subject to limited prior license encumbrances.

IMS & VOIP Portfolio

The chart below indicates the estimated useful remaining lives of patents in the IMS and VOIP Portfolios as of the date of this Annual Report on Form 10-K. Pending applications indicate applications for patents that could, if granted, become enforceable patents in relevant geographies. More than 89% of the IMS/VOIP patents have more than five years remaining and 36% have 10 years or more remaining:

The below table reflects the data contained in the above chart.

Years Remaining	Granted	Pending	Grand Total
2	1	0	1
3	20	0	20
4	7	3	10
5	3	1	4
6	4	3	7
7	5	1	6
8	43	4	47
9	87	9	96
10	48	16	64
11	14	1	15
12	7	2	9
13	11	5	16
18	1	0	1
19	0	1	1
Grand Total	251	46	297

Mobile Broadband Portfolio

With respect to the 443 mobile broadband Patents, the chart below indicates granted patents, pending applications or recently expired patents in the mobile broadband category acquired from Panasonic, including the estimated useful remaining lives of such patents as of the date of this Annual Report on Form 10-K. Though several patents recently expired (noted below as “RE”), key jurisdictions for these patents can still provide an ability to recover for past damages, hence the patents have been included in the table below. Pending applications indicate applications for patents that could, if granted, become enforceable patents in relevant geographies. Over 42% of the mobile broadband Patents have between 5 and 12 years remaining and approximately 45% have between two and five years remaining.

The below table reflects the data contained in the above chart.

Years Remaining	Granted	Pending	Expired	Grand Total
RE	0	0	25	25
0<1	34	0	0	34
1	61	5	0	66
2	65	1	0	66
3	32	3	0	35
4	52	1	0	53
5	41	5	0	46
6	28	6	0	34
7	37	5	0	42
8	16	2	0	18
9	15	7	0	22
10	14	1	0	15
11	7	0	0	7
12	5	0	0	5
Grand Total	407	36	25	468

RE: Recently Expired

Portfolio Prosecution

To date, the Company has spent significant resources enhancing portfolio value through patent prosecution. This is the process of responding to USPTO actions which challenge or request information regarding pending patents to allow the patents to be granted and the process of broadening a portfolio through patent continuations, divisionals and reissues. Through the prosecution process, the patent portfolio can be fine-tuned for relevancy and clarity. Portfolio enhancement through patent prosecution requires substantial technical and legal expertise. Subsequent to the establishment of INVT SPE under the PRIP, these activities will be directed and enforced by the Managing Member through INVT SPE.

eOn Communications Systems, Inc.

eOn Communications Systems, Inc. (“ECS”) is a wholly-owned subsidiary of the Company which provides sales, marketing and technical support services to partners in the security products and services industry. The Company acquired ECS as part of a merger in June 2014.

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

Employees

As of March 27, 2017, the Company had three full-time employees. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes its employee relations to be good.

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

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing we need to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements that are not met by income from our operations by issuing additional equity or debt. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our business activities through June 2017. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects and our inability to execute on our current business plan may adversely affect our results of operations and prospects.

We have generated only modest revenues to date. We not only have a limited operating history, but also a limited track record in executing our business model which includes, among other things, acquiring, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies with a limited operating history in the early stages of development, there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or demonstrate that our business plan is sound; and/or

•	raise sufficient funds in the capital markets to fund acquisitions of additional patent portfolios or the costs of litigation or otherwise to effectuate our long-term business plan.

Our inability to execute any one of the foregoing or similar matters may adversely affect our results of operations and prospects.

We have incurred net losses and negative cash flows from operations since inception and have relied on external financing to support our operations. Our failure to generate sufficient revenue from operations or obtain additional financing will have a material adverse effect on our business and results of operations.

Since inception, we have incurred net losses and negative cash flows from operations and have accumulated a deficit. We will need to generate revenue from operations or will require additional equity and/or debt financing to fund our ongoing activities. There are no assurances that additional financing will be available to us at a cost acceptable to us, or at all. Our failure to generate sufficient revenue from operations or obtain additional financing will have a material adverse effect on our business and results of operations.

Our future capital needs are uncertain and we may need to raise additional funds, which may not be available on acceptable terms or at all. Moreover, additional financing may dilute our stockholders.

Assuming certain payables are deferred and expenses are managed efficiently, we believe our existing cash balances will be sufficient to meet our anticipated cash needs to conduct our planned operations for approximately three months. We may need significant additional capital to generate revenues from our Inventergy Innovations partnerships. Based on our updated internal financial plan covering the twelve months ending December 31, 2017, we anticipate that we will require additional capital for operating expenses of approximately $4.1 million for the next twelve months, consisting of approximately $2.3 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.5 million in facilities and infrastructure costs and $1.3 million in other operational costs.

We may seek to raise additional capital through, among other things, public and private equity offerings and debt financings, including through takedowns from our shelf registration statement on Form S-3. We may also seek additional funds through arrangements with collaborators or other third parties. Our future capital requirements will depend on many factors, including our levels of net revenues from Inventergy Innovations activities and patent monetization revenues from the PRIP. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization which could impact our business operations.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures. It may also cause us to reduce or cease operations altogether.

Under the PRIP, the Patents that we acquired from Huawei, Nokia or Panasonic may not be successfully monetized which would have a material adverse effect on our business and results of operations.

There is no assurance that the Patents that we are transferring to INVT SPE under the PRIP will be successfully monetized. Failure to successfully monetize these patent assets to a level that would yield positive results to the Company would have a material adverse effect on our business, financial condition and results of operations.

In addition, patent monetization activity is subject to a number of risks, including, but not limited to the following:

•	The out-licensing of a patent portfolio is a time consuming and expensive process. If efforts to do so under the PRIP are not successful, our results of operations could be harmed. In addition, anticipated licensing results may not be achieved.

•	If a patent infringement suit is initiated against potential infringers or potential licensees initiate a declaratory judgment action or administrative review action against INVT SPE, such potential infringers and/or licensees may successfully invalidate the Patents or a fact finder may find that the potential infringer’s products do not infringe the Patents. Thus, monetization of the Patents under the PRIP may not be successful. These activities are inherently risky, time consuming and costly.

•	We have, to date, entered into only two licensing arrangements and one patent sale. Accordingly, there is no assurance that the Patents will be successfully monetized under the PRIP.

The Managing Member may choose not to actively pursue patent monetization efforts, including litigation, or may choose to discontinue such efforts at any time.

Pursuant to the terms of the Restructuring Agreement, the Managing Member has the sole discretion whether to pursue monetization activities, including litigation, for the Patents. As such, we are reliant on the Managing Member’s efforts to pursue such activities and, in the event the Managing Member chooses not to fully implement monetization efforts or chooses to discontinue such efforts at any time in the future, we may not see any revenue from the PRIP. In addition, under the terms of the Restructuring Agreement, any revenues obtained will be distributed as discussed in Item 1. Business. If the Managing Member does not actively pursue monetization efforts for the Patents, our business and results of operations would be adversely affected.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

If Congress, the United States Patent and Trademark Office (the “USPTO”) or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the PRIP. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively impact revenues from the PRIP and our Inventergy Innovations initiatives.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to the United States patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. As the regulations and procedures to govern administration of the AIA, especially the contested cases provisions (Inter-Partes Review (“IPR”) and Post-Grant Review (“PGR”)) were only recently fully effective, it is too early to tell what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patents acquired by us, all of which could have a material adverse effect on our business and financial condition.

The United States government has placed restrictions on NASA, the National Science Foundation and the Commerce and Justice departments from buying information technology (in particular from Huawei) that has been “produced, manufactured or assembled” by companies with ties to the Chinese government unless the FBI or a similar agency first determines the purchase would be in the U.S. national interest. We believe these restrictions impose no limitations on the Managing Member’s ability to license or enforce the Patents that we purchased from Huawei. Because we understand these restrictions apply solely to purchases of actual hardware and equipment, we believe the patent assets and rights which we have purchased from Huawei, with respect to those restrictions, include valid rights within the geographical United States which remain enforceable against all potential infringers. However, the United States government may try to apply other restrictions to prohibit its departments from licensing Huawei-related intellectual property rights, in which case the Managing Member may be unable to consensually license patent assets purchased from Huawei to the U.S. government. Such interpretation of the prohibition, and other changes in United States law, regulation or practice as it relates to the license or enforcement of patent assets acquired from Huawei, could result in a material adverse impact on our business and financial condition.

New legislation has been introduced into the House of Representatives and the Senate, seeking to curb so-called “Litigation Abuses.” These bills include potential provisions for, among other things, expanded pleading requirements for patent litigations, patent-specific discovery and case management rules, disclosure obligations for parties having a financial interest in a patent case, certain provisions regarding so-called “customer suits” in favor of manufacturers. These bills have not yet been voted upon or amended and it is uncertain what, if any, new legislation will issue from the United States Congress, and what if any impact such legislation would have on our business and operations.

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages that a patent licensing company such as INVT SPE might be entitled to. Any one of these pending cases could result in new legal doctrines.

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

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Regulatory developments and pending litigation in the industry may render our business model less profitable and may have a material adverse effect on our results of operations.

Recent regulatory developments, as well as pending litigation in the industry that is continuing to establish new laws and rules for the licensing and/or assertion of patents, may make this business model more difficult to execute, more risky and/or less profitable. As noted, new draft legislation proposed in Congress, if passed, might place more significant hurdles to the enforcement of our patent rights, allow defendants increased opportunities to challenge our patents in court and in the USPTO, introduce potentially expanded fee shifting for prevailing parties in litigation, and increase the risks and costs of patent litigation for all parties, including us. These changes and risks could decrease the value of our intellectual property portfolio, as well as increase the risk of unlicensed infringement of such portfolio.

In addition, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as we might be entitled to. While we reject many of these arguments as improperly limiting the rights granted to legitimate patent holders under the Constitution and US patent laws, any one of these pending cases could result in new legal doctrines that could make our patent portfolios less valuable or more costly to enforce. In addition, competition authorities in various countries and regions, as well as judicial actions in the United States and abroad are examining the rights and obligations of holders of standards essential patents (SEPs), and in some cases imposing restrictions and further obligations on the licensing and enforcement of SEPs. These changes in law and/or regulation may make our licensing programs more difficult, may render some or all SEP patents unenforceable, or impose other restrictions, costs, impediments or harm to the Patents.

Any legal proceedings which the Managing Member may commence under the PRIP will likely be time-consuming and costly, which may adversely affect our financial condition.

To license or otherwise monetize the Patents that we have an interest in as part of the PRIP, we previously commenced legal proceedings against companies in which we alleged that such companies infringed on one or more of the Patents. In addition, the Managing Member may decide to commence litigation against other companies that it believes are infringing the Patents. As with all litigation, there is a risk that the Managing Member may be unable to achieve the results it desires from such litigation, failure from which would harm our business to a great degree.

Legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, the Managing Member may be forced to litigate against other parties in addition to the originally named defendants. Such adversaries may allege defenses and/or file counterclaims for, among other things, revocation of the Patents or file collateral litigations or initiate investigations in the United States or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude the ability to derive licensing revenue from the Patents.

Additionally, legal fees and other expenses will likely be material and may negatively impact the Managing Member’s willingness to enforce the Patents. Expenses thereafter are dependent on the outcome of the status of the litigation.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. We cannot predict with significant reliability the decisions that may be made by juries and trial courts. Further, should we or the Managing Member be deemed the losing party in certain of these litigations, we or the Managing Member may be liable for some or all of the opponents’ legal fees.

Federal courts are becoming more crowded and, as a result, patent enforcement litigation is taking longer.

Patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

Any failure to maintain or protect the Patents under the PRIP could adversely impact future Monetization Revenues under the PRIP.

Future Monetization Revenues under the PRIP largely depend on the superiority and value of the Patents under the PRIP. To protect such proprietary rights, a combination of patent, trademark, copyright, and confidentiality agreements with employees and third parties and other protective contractual provisions are utilized. No assurances can be given that any of the measures that are undertaken to protect and maintain the Patents will have any measure of success.

Also, the Managing Member may not be able to effectively protect intellectual property rights in certain foreign countries from which potential licensees or infringers of the Patents may operate. If the Managing Member is unable to maintain, defend or prosecute the Patents properly, the value of the Patents would be reduced or eliminated, and future Monetization Revenues could be adversely affected.

Any failure to maintain or protect our other intellectual property rights could harm our business and operating results.

Our ability to operate our Inventergy Innovations business and compete in the intellectual property market largely depends on the superiority and value of our partners’ intellectual property. To protect these proprietary rights, we rely on a combination of patent, trademark, copyright, and confidentiality agreements with our employees and third parties and other protective contractual provisions. No assurances can be given that any of the measures that are undertaken to protect this intellectual property will have any measure of success.

Despite the efforts of us and our partners to protect these intellectual property rights, any of the following or similar occurrences may reduce the value of such intellectual property:

•	applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide any commercially viable claims against potentially infringing parties;

•	efforts to protect such intellectual property rights may not be effective in preventing misappropriation of IP assets; or

•	efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those covered by our or our partners’ IP.

Moreover, we may not be able to effectively protect our intellectual property rights, or those of our partners, in certain foreign countries from which potential licensees or infringers may operate. If we fail to maintain, defend or prosecute such IP rights properly, the value of such assets would be reduced or eliminated, and our business would be harmed.

Our confidential information may be disclosed by other parties.

We routinely enter into non-disclosure agreements with other parties, including but not limited to, vendors, law firms, parties with whom we are engaged in negotiations, and employees. However, there exists a risk that those other parties will not honor their contractual obligations to not disclose our confidential information. This may include parties who breach such obligations in the context of confidential settlement offers and/or negotiations. In addition, there exists a risk that, upon such breach and subsequent dissemination of our confidential information, third parties and potential licensees may seek to use such confidential information to their advantage and/or to our disadvantage including in legal proceedings in which we are involved. Our ability to act against such third parties may be limited, as we may not be in privity of contract with such third parties.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements which could adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions and the economies of many countries are presently experiencing weak economic conditions. Such uncertainty surrounding global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on the Patents to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to the PRIP, and any failure to do so could cause material harm to our financial condition and operating results.

Our business depends upon our ability to keep pace with the latest technological changes and our failure to do so could make us less competitive which would adversely affect our prospects.

The markets addressed by the Patents and by third parties working with Inventergy Innovations are characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make the Patents less attractive or applicable. As a result, our success will depend, in part, on timely enforcement of the Patents under the PRIP and Inventergy Innovations’ ability to market our partners’ intellectual property in a timely manner in light of technological advances and evolving industry standards and changing preferences.

Our future success depends, to a significant extent, upon the continued service of our key personnel and our ability to hire additional qualified personnel and our inability to attract, retain or hire personnel could have a material adverse effect on our business and results of operations.

There can be no assurance that we will be able to retain our key personnel or that we can attract, assimilate or retain other highly qualified personnel in the future. Additionally, we do not currently carry a key-man insurance policy. Although we have entered into letter agreements with our current employees, each employee serves as an “at will” employee whose employment is terminable at the discretion of our board of directors. In addition, our anticipated growth will require us to recruit, hire and retain a number of new managerial, technical, operating and marketing personnel. The inability to retain, recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations. Competition for qualified personnel is intense, and there can be no assurance that we will be able to retain existing personnel or identify or hire additional personnel.

Our operations are subject to all of the risks inherent in a growing business enterprise and there is no assurance that we will be successful.

The likelihood of our success must be considered in light of the problems, expenses, difficulties and complications of an early stage company. Our ability or inability to maintain current and potential clients, form new business relationships and partnerships, execute licensing programs, meet competition, and comply with applicable governmental regulations will also impact our growth and profitability.

Our quarterly revenue and operating results may be unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control which could adversely affect our business and operating results.

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control and which will make period to period comparisons difficult. Generally, the timing and success of any IP licensing and litigation efforts will be unpredictable and intermittent rather than steady, and can be expected to continue to be unpredictable. The primary factors that may affect our revenues and operating results include, but are not limited to, the following:

•	the length and variability of the cycle for licensing the technology;

•	the random timing of the outcome of any litigation INVT SPE may commence and the unpredictability of the success of such litigation; and

•	the quality and degree of execution of our Inventergy Innovations business strategy and operating plan, and the effectiveness of Inventergy Innovations sales and licensing programs;

It can be difficult for us to predict the timing of deal closure under our Inventergy Innovations business, or the timing of receipt of revenues, if any, under the PRIP. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated license past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results will be a poor indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of the common stock could decline substantially.

If revenues for a particular quarter are below expectations, we would likely be unable to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

Risks Related to the Telecommunications Industry

If the products or services that are marketed or sold by potential infringers of the Patents do not maintain market acceptance, the ability to license the Patents may be limited and our results of operations could be adversely affected.

Certain segments of the telecommunications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that the Patents that may be used in current or future products and services will gain or obtain increased market acceptance. The development of new or enhanced technologies could result in a loss of actual or potential market share by businesses utilizing the Patents which may limit the ability to monetize the Patents.

The regulatory framework and future changes in regulatory requirements under which telecommunications companies operate could require substantial time and resources for compliance by our licensees which could make it more difficult and costly to monetize the Patents.

In providing certain interstate and international telecommunications services, telecommunications companies must comply, or cause its customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. In offering services on an intrastate basis, such companies may also be subject to state laws and to regulation by state public utility commissions. International services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational and administrative expenses, can be expected to be substantial, and efforts and costs spent by potential licensees for these efforts may impede licensing negotiations, and could make it more difficult and costly to monetize the Patents.

Risks Relating to Our Securities

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, from January 1, 2015 through March 27, 2017, the closing price of our common stock has ranged between $49.80 and $0.33 per share (amounts restated to reflect to a 1:10 reverse stock split which was effected on December 8, 2015). A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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

We have received a deficiency letter from Nasdaq and there is no assurance that our common stock will continue to be listed on Nasdaq. If Nasdaq delists our common stock, the liquidity and market price of our common stock could decline.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

On November 21, 2016, we received notice from The Nasdaq Stock Market (“Nasdaq”) indicating that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until May 22, 2017, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 22, 2017.

If we do not regain compliance by May 22, 2017, we may be eligible for an additional grace period.  To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period.  If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.  The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

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

Other than a special cash dividend that we declared with respect to our common stock on June 9, 2014 in connection with the merger of Inventergy, Inc. into our wholly owned subsidiary, or the Merger, we have not declared any cash dividend to date and we do not anticipate declaring any further cash dividends on our common stock in the foreseeable future. For the time being, we intend to retain future earnings for use in the development of our business.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is trading at less than $5.00 per share. If our common stock is delisted from Nasdaq for any reason, our common stock would become subject to the Securities and Exchange Commission’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stockholders’ percentage of ownership may become diluted upon conversion of our preferred stock, upon the exercise of currently outstanding warrants and/or options, or if we issue new shares of stock or other securities, including issuances to consultants as compensation pursuant to our referral agreements. Additional issuances of preferred stock or other securities by us may further subordinate the rights of the holders of our common stock.

The holders of our Series C preferred stock, Series D preferred stock and Series E preferred stock may convert their shares of preferred stock into shares of common stock at any time. As of March 27, 2017, we had the following shares outstanding: (i) 5 shares of Series C preferred stock outstanding, which are convertible into a minimum of 3,335 shares of common stock based on a conversion price equal to the lesser of (a) $1.50 per share, or (b) 65% of the volume weighted average price of our common stock for ten consecutive days prior to the applicable conversion date, (ii) 369 shares of Series D preferred stock, which are convertible into 186,367 shares of common stock; and (iii) 3,000 shares of Series E preferred stock, which are currently convertible into 1,496,262 shares of common stock at a conversion price equal to the lesser of (a) $2.005 per share, or (b) 65% of the volume weighted average price of our common stock for ten consecutive days prior to the applicable conversion date).

In addition to our outstanding shares of preferred stock, as of March 27, 2017, there were currently outstanding warrants to purchase 11,615,849 shares of our common stock and 514,772 stock options. An aggregate of 12,130,621 additional shares of our common stock are issuable upon exercise of these warrants and stock options. A further 175,046 shares are available for grant pursuant to our equity incentive plan. In addition, we may enter into additional referral agreements with unaffiliated third parties for the provision of commercial and/or technical assistance to facilitate completion of designated acquisitions of assets and compensation under such agreements may be payable in in equity. Further, our board of directors is authorized, without stockholder approval, subject to certain Nasdaq requirements, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock, options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Our board of directors is also authorized, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series C preferred stock, Series D preferred stock and Series E preferred stock. The conversion of our Series C preferred stock, Series D preferred stock and Series E preferred stock, the exercise of our outstanding warrants and options, the issuance of new securities or the creation of new series of preferred stock could result in significant dilution to existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company leases its principal executive offices at Campbell, CA pursuant to a non-cancelable thirty-eight month lease agreement for offices in Campbell, California which commenced June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. Management believes its facilities are adequate for its current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS.

On February 24, 2017, the Company’s subsidiary, Inventergy, Inc. (“Inventergy”), filed suit in the United States District Court for the District of Delaware against Apple, Inc. alleging that Apple’s products and related services make use of Inventergy’s patented technology and infringe the following United States patents (“the Asserted Patents”):

a. U.S. Patent No. 6,466,563 (“the ’563 Patent”), titled “CDMA Mobile Station and CDMA Transmission Method”;

b. U.S. Patent No. 6,611,676 (“the ’676 Patent”), titled “Radio Communication Apparatus and Transmission Rate Control Method”;

c. U.S. Patent No. 7,206,587 (“the ’587 Patent”), titled “Communication Terminal Apparatus, Base Station Apparatus, and Radio Communication Method”;

d. U.S. Patent No. 7,760,815 (“the ’815 Patent”), titled “Apparatus and Method for Transmission/Reception”;

e. U.S. Patent No. 7,764,711 (“the ’711 Patent”), titled “CDMA Transmission Apparatus and CDMA Transmission Method”;

f. U.S. Patent No. 7,848,439 (“the ’439 Patent”), titled “Communication Apparatus, Communication System, and Communication Method”; and

g. U.S. Patent No. 6,760,590 (“the ’590 Patent”), titled “Communication Terminal Apparatus, Base Station Apparatus, and Radio Communication Method”.

Accordingly, Inventergy seeks damages in an amount adequate to compensate it for Apple’s infringement, including trebled damages based on Apple’s willful infringement of the Asserted Patents, a permanent injunction barring Apple from continuing to infringe the Asserted Patents, and Inventergy’s attorneys’ fees and costs associated with this action.

On February 27, 2017, the Company’s subsidiary, Inventergy, filed suit in the United States District Court for the District of Delaware against HTC Corporation and HTC America, Inc. (collectively “HTC”) alleging that HTC’s products and related services make use of Inventergy’s patented technology and also infringe the Asserted Patents.

Accordingly, Inventergy seeks damages in an amount adequate to compensate it for HTC’s infringement, including trebled damages based on HTC’s willful infringement of the Asserted Patents, a permanent injunction barring HTC from continuing to infringe the Asserted Patents, and Inventergy’s attorneys’ fees and costs associated with this action.

In both of the aforementioned suits, Inventergy will be replaced as the claimant by INVT SPE following transfer of the Patents to INVT SPE.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

The Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “EONC” on February 4, 2000. Prior to that date, there was no public market for our common stock. On June 6, 2014, upon consummation of the Company’s merger with eON Communications, the Company’s common stock began trading on Nasdaq under the ticker symbol “INVT.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Company’s common stock as reported by Nasdaq (all amounts adjusted to reflect the 1:10 reverse split effected on December 8, 2015):

QUARTER ENDED	HIGH	LOW
December 31, 2016	$1.70	$0.39
September 30, 2016	$2.19	$1.30
June 30, 2016	$3.30	$1.27
March 31, 2016	$3.67	$1.15

December 31, 2015	$3.90	$0.71
September 30, 2015	$4.70	$2.30
June 30, 2015	$6.30	$2.50
March 31, 2015	$9.40	$3.90

On March 27, 2017, the Company’s common stock closed at $0.33.

Holders of Common Stock

We have 155 record holders of our common stock as of March 27, 2017.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders – 2014 Stock Plan	514,772	$2.77	175,046

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto.

Overview

The Company is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. We enhanced our monetization and licensing business in April 2016, when the Company formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company now has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”) (see Item 1. Business): Monetization through enforcement of the Patents which are being transferred to INVT SPE.

In addition, the Company has an access control and security product/service business which provides royalty revenue based on the sale of such products under a licensing agreement (“ECS” or “the ECS business”).

The Company’s two core strategies are to (1) commercialize IP by establishing partnerships with companies that have developed or acquired IP with potential applications in large, growing markets, and (2) assist the Managing Member as needed with its monetization efforts for the Patents that will reside in INVT SPE under the PRIP, sharing in the proceeds of such efforts after monetization costs and other contractual and priority payments are covered, as more fully explained in Item 1. Business.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Twelve Months Ended December 31, 2016 compared to the Twelve Months Ended December 31, 2015

Revenue

Revenue for the twelve months ended December 31, 2016 was $1,774,519 and consisted of $1,700,000 from patent licensing contracts and $74,519 from the ECS business. Revenue for the twelve months ended December 31, 2015 was $4,888,302 and consisted of $4,000,000 from a sale of two patent families, $603,571 from patent licensing and litigation settlement contracts, and $284,731 from the ECS business. The reason for the decrease in revenue from 2015 to 2016 is the $4,000,000 patent sale of two patent families that occurred in 2015 and no similar transaction occurred in 2016.

Cost of Revenue

Cost of revenue for the twelve months ended December 31, 2016 was $393,275 and consisted of $280,275 related to patent licensing revenue and amortization of $113,000 for contracts acquired in 2014. Cost of revenue for the twelve months ended December 31, 2015 was $1,144,991 and consisted of $215,372 for the cost of patents sold, $602,787 related to patent sale and licensing revenue, $213,832 of product costs related to access control security product/service lines and amortization of $113,000 for contracts acquired in the Company’s merger with ECS in 2014.

Patent Amortization Expense

Amortization expense of $1,510,980, and $1,530,110 for the twelve months ended December 31, 2016 and December 31, 2015, respectively, was for the amortization of patents acquired. Following the establishment of INVT SPE for the PRIP and the related assignment of the Patents to INVT SPE (see Item 1. Business), patent amortization expense will be eliminated.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the twelve months ended December 31, 2016 were $6,085,926 compared to $7,532,240 for the twelve months ended December 31, 2015. G&A expenses for the twelve months ended December 31, 2016 included $318,450 and $248,227 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $832,870 and $314,504 for the twelve months ended December 31, 2015. Salaries, wages and other personnel expenses were $1,247,628 and $2,809,749 for the twelve months ended December 31, 2016 and December 31, 2015, respectively, a decrease of $1,562,121 primarily as a result of the departure of five employees during the twelve months ended December 31, 2016. Investor relations expense was $329,105 and $585,436 for the twelve months ended December 31, 2016 and December 31, 2015, respectively, a decrease of $256,331 as a result of decreased costs for investor relations, communications, media and related services in 2016. Patent fees were $1,582,701 and $806,522 for the twelve months ended December 31, 2016 and December 31, 2015, respectively, an increase of $776,179 which was primarily a result of higher costs incurred in 2016 for patent analysis and monetization efforts. Legal expenses were $823,772 for the twelve months ended December 31, 2016, compared to $906,410 for the twelve months ended December 31, 2015. This decrease of $82,638 was primarily due to the settlement of two litigation matters, one in the fourth quarter of 2015 and one in the second quarter of 2016. Other G&A expenses were $1,536,044 and $1,276,749 for the twelve months ended December 31, 2016 and December 31, 2015, respectively, representing an increase of $259,294, primarily as a result of higher state franchise taxes in 2016. Following establishment of INVT SPE under the PRIP and the related transfer of the Patents to INVT SPE (see Item 1. Business), patent fees on the Patents will be borne by INVT SPE and not be incurred by the Company. In addition, we believe that legal expenses going forward will be substantially lower than in 2016. This reduction is also related to the transfer of the Patents to INVT SPE, which is expected to occur in April 2017.

Gain / Loss on Debt Extinguishment

In connection with the amendment to the Amended Senior Debt Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment in the twelve months ended December 31, 2016 of $2,434,661 related to expected amounts of net monetization revenues to be paid to revenue participants. In connection with an amendment to the Amended Senior Debt Agreement, dated February 25, 2015, the Company recorded a loss of $2,268,373 in the twelve months ended December 31, 2015. See Note 5 to our financial statements contained in Item 8 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivatives liabilities was $4,145 and $67,439 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The change for the twelve months ended December 31, 2016 and 2015 was entirely due to a decrease in the Company’s common stock warrant value. See Note 4 to our financial statements contained in Item 8 herein.

Interest Expense, Net

Interest expense, net, for the twelve months ended December 31, 2016 and December 31, 2015 was $3,948,507 and $4,227,617, respectively. For the twelve months ended December 31, 2016, this amount includes interest expense on patents purchased of $282,733, interest expense and amortization of discount on Senior Notes (as defined in Note 5) of $3,593,066, interest on Series E preferred stock of $65,000 and other interest expense of $7,708. Of these amounts, $553,995 was paid in cash and the remaining amounts were accrued. Interest expense, net, for the twelve months ended December 31, 2015, included interest expense on patents purchased of $73,891 and interest expense and amortization of discount on Senior Notes of $4,155,873, less interest and other income of $2,147. Of these amounts, $913,791 was paid in cash and the remaining amounts were accrued. Following the establishment of INVT SPE under the PRIP, the Senior Notes and Revenue Share liabilities (as defined in Note 5 to our financial statements contained in Item 8 herein) will be eliminated from the Company’s balance sheet, which will eliminate future interest expense and amortization of discount on the Senior Notes.

Liquidity and Capital Resources

At December 31, 2016, the Company had an accumulated deficit since inception of $63,003,664 and had negative working capital of $9,983,005. As of March 27, 2017, we had remaining cash of $423,221. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its ECS subsidiary of approximately $359,000, increased debt borrowing from the Senior Lender of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). We will seek to continue our operations primarily with revenue received through our Inventergy Innovations commercialization programs and our share of net patent monetization revenue from the PRIP (see Item 1. Business), but we may need to seek additional financing through loans and/or the sale of securities. If we are required to raise additional financing capital, we cannot assure you that we will be able to obtain such additional capital on terms acceptable to us or at all. Additionally, if we raise capital through the issuance of equity, our current stockholders will experience dilution.

The transfer of the Patents to INVT SPE under the PRIP, which we expect to occur in April 2017, will result in the net book value of the Patents being removed from our balance sheet. In addition, the Senior Notes and Senior Revenue Share liabilities will be extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, we will need additional capital and/or revenues to continue to execute the Company’s business plan, primarily to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from our Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $4.1 million for the next twelve months, consisting of approximately $2.3 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.5 million in facilities and infrastructure costs and $1.3 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for three months.

Since inception, the Company has acquired an aggregate of approximately 740 currently active patents and patent applications for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (the "Managing Member (see Note 5 to our financial statements contained in Item 8 herein), under which the Patents will be assigned to INVT SPE in April 2017. We are required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio following the assignment, so long as such net monetization revenues are sufficient.

Based on the foregoing information, management believes there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued.

As of December 31, 2016, the Company had cash and cash equivalents of $1,476,774. Also as of December 31, 2016, the Company had negative working capital of $9,983,005. The Company’s net loss for the twelve months ended December 31, 2016 was $7,730,235 and our accumulated deficit amount was $63,003,664 as of December 31, 2016. Our cash and cash equivalents as of December 31, 2016 consisted primarily of funds remaining from the $5,128,311 net proceeds from the sale of common stock in a public offering in October 2016, partially offset by partial redemption of Series C preferred stock and expenditures for general operating purposes. A detailed description of the offering is set forth in Note 6 to our financial statements contained in Item 8 herein.

As of December 31, 2016, the Company had cash and cash equivalents of $1,476,774 compared to $554,556 as of December 31, 2015. The increase in cash and cash equivalents of $922,218 for the twelve months ended December 31, 2016 was attributable to net cash provided by financing activities of $6,005,204, which was partially offset by net cash used in operating activities of $5,082,986.

Cash Flows – Operating Activities

The Company’s operating activities for the twelve months ended December 31, 2016 resulted in net cash used of $5,082,982. Net cash used in operating activities consisted of a net loss of $7,730,235, which was partially offset by non-cash expenses consisting of depreciation expense of $17,003, amortization of discount on notes payable of $3,074,198, amortization of patents and acquired contracts of $1,623,980, accrued interest on patent purchase of $123,233 and stock-based compensation of $566,677. These non-cash expenses were partially offset by non-cash income from a gain on extinguishment of notes payable of $2,434,661 and a decrease in fair value of derivative liabilities of $4,145. Changes in operating assets and liabilities consumed cash of $319,032, from an increase in prepaid expenses and other current assets totaling $732,480, an increase in deferred expenses of $19,117 and a decrease in accounts payable of $88,273, which was partially offset by a decrease in accounts receivable of $11,123, an increase in accrued expenses and other current liabilities of $159,715, and an increase in deferred revenue of $350,000.

The Company’s operating activities for the twelve months ended December 31, 2015 resulted in net cash used of $1,603,693. Net cash used in operating activities consisted of a net loss of $11,733,549, partially offset by non-cash expenses consisting of depreciation expense of $17,004, loss on extinguishment of notes payable of $2,268,373, amortization of discount on notes payable of $3,242,080, amortization of patents and acquired contracts of $1,643,110, accrued interest on patent purchase of $258,246, stock-based compensation of $1,147,374, and net cost of patents sold of $215,373. These non-cash expenses were partially offset by non-cash income from a decrease in fair value of derivative liabilities of $67,439. Changes in operating assets and liabilities provided cash of $1,405,735, from a decrease in accounts receivable of $227,108, a decrease in inventories of $302,739, a decrease in prepaid expenses and other current assets totaling $1,192, an increase in accounts payable of $344,965, and an increase in deferred revenue of $896,429, partially offset by an increase in deferred expenses of $78,292, and a decrease in accrued expenses and other current liabilities of $288,406.

Cash Flows – Investing Activities

The Company had no investing activities during the twelve months ended December 31, 2016 and December 31, 2015.

Cash Flows – Financing Activities

The Company’s financing activities for the twelve months ended December 31, 2016 resulted in net cash received of $6,005,200, consisting of $5,221,997 received from the sale of preferred stock (net of issuance costs of $528,003) and $6,310,619 received from the sale of common stock (net of $988,620 of issuance costs), partially offset by redemption of preferred stock of $3,837,400 (including redemption premium of $1,342,400), repayments of Senior Notes of $1,640,016 and repayments of $50,000 of short-term notes payable to a related party.

The Company’s financing activities for the twelve months ended December 31, 2015 resulted in net cash received of $714,900, consisting of $1,835,000 received from the sale of common stock (net of $315,000 of issuance costs) and $1,126,900 from issuance of notes payable, partially offset by repayments of Senior Notes of $2,147,000 and repayments of $100,000 of short-term notes payable to a related party.

Off Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Inventergy Global, Inc.

We have audited the accompanying consolidated balance sheets of Inventergy Global, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventergy Global, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

San Francisco, CA

March 31, 2017

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,476,774	$554,556
Accounts receivable	20,818	31,941
Prepaid expenses and other current assets	978,371	211,088
Deferred expenses, current	97,409	78,292
Total current assets	2,573,372	875,877
Property and equipment, net	8,260	25,263
Patents, net	7,158,941	8,669,921
Intangible assets, net	273,083	386,083
Goodwill	8,858,504	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$18,891,153	$18,834,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,639,630	$1,846,903
Accrued expenses and other current liabilities	172,441	12,726
Short-term notes payable, related party	-	100,000
Guaranteed payments, current	2,200,000	2,076,767
Senior notes payable, current	8,144,306	5,598,754
Deferred revenue	400,000	550,000
Total current liabilities	12,556,377	10,185,150
Deferred revenue, non-current	846,429	346,429
Derivative liabilities	-	4,145
Senior notes payable, net of discount	-	2,406,681
Senior revenue share, net of discount	3,948,153	6,034,278
Total liabilities	17,350,959	18,976,683
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series C convertible preferred stock: 2,500 shares designated, 5 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015 (aggregate liquidation preference of $5,000 and $0 at December 31, 2016 and December 31, 2015)	-	-
Series D convertible preferred stock: 1,500 shares designated, 369 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015 (aggregate liquidation preference of $369,000 and $0 at December 31, 2016 and December 31, 2015)	-	-
Series E convertible preferred stock: 3,000 shares designated, 3,000 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015 (aggregate liquidation preference of $3,000,000 and $0 at December 31, 2016 and December 31, 2015)	3	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,532,235 and 4,223,124 shares issued and outstanding at December 31, 2016 and December 31, 2015	11,532	4,223
Additional paid-in capital	64,532,323	54,660,497
Accumulated deficit	(63,003,664)	(54,806,762)
Total stockholders' equity	1,540,194	(142,042)
Total liabilities and stockholders' equity	$18,891,153	$18,834,641

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2016	2015

Revenues	$1,774,519	$4,888,302

Operating Expenses
Cost of revenues	393,275	1,144,991
Patent amortization expense	1,510,980	1,530,110
General and administrative	6,085,926	7,532,240
Total operating expenses	7,990,181	10,207,341

Loss from operations	(6,215,662)	(5,319,039)

Other income (expense)
Gain (loss) on debt extinguishment	2,434,661	(2,268,373)
Decrease in fair value of derivative liabilities	4,145	67,439
Interest expense, net	(3,948,507)	(4,227,617)
Total other income (expense), net	(1,509,701)	(6,428,551)

Loss before provision for income taxes	(7,725,363)	(11,747,590)

Income tax provision (benefit)	4,872	(14,041)

Net loss	(7,730,235)	(11,733,549)

Deemed dividend on preferred stock	(466,667)	-

Net loss attributable to common shareholders	$(8,196,902)	$(11,733,549)

Basic and diluted loss per share	$(1.34)	$(3.41)

Weighted average shares outstanding, basic and diluted	6,120,764	3,443,369

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Common				Total
	Series A1		Series A2		Series B		Series C		Series D		Series E		Stock		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at December 31, 2014	2,381,090	$2,381	328,600	$329	1,102	$1							2,799,713	$2,800	$51,738,425	$(43,073,213)	$8,670,723

Conversion of Series A1 to Common Stock	(2,381,090)	(2,381)											447,884	448	1,933		-
Conversion of Series A2 to Common Stock			(328,600)	(329)									52,165	52	277		-
Conversion of Series B to Common Stock					(1,102)	(1)							420,956	421	(420)		-
In conjunction with Senior notes issuance:														-			-
Issuance of common stock warrants														-	113,457		113,457
Note Discount to APIC Reclass														-	(233,742)		(233,742)
Issuance of common stock for cash, April 2015, net of $315,000 of issuance costs													467,392	467	1,834,533		1,835,000
Classification of warrants issued as derivative liability														-	(41,305)		(41,305)
Sale of common stock to officer													21,740	22	99,978		100,000
Cancellation of forfeited Founders Shares													(20,529)	(20)	20		-
Issuance of additional shares to effect 1:10 reverse stock split													1,036	1	(1)		-
Equity-based compensation													39,427	39	1,147,335		1,147,374
Treasury Stock cancellation													(6,660)	(7)	7		-
Net loss																(11,733,549)	(11,733,549)

Balance at December 31, 2015	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	4,223,124	$4,223	$54,660,497	$(54,806,762)	$(142,042)

Issuance of Series C convertible preferred stock for cash, January 2016, net of $325,000 of issuance costs							2,500	3							2,174,997		2,175,000
Record beneficial conversion feature of Series C preferred stock															466,667	(466,667)	-
Issuance of common stock for cash in April and October 2016, net of $988,621 of issuance costs													6,648,000	6,648	6,303,971		6,310,619
Issuance of Series D convertible preferred stock for cash, May 2016									369	-					369,000		369,000
Cancellation of forfeited Founders Shares													(50,443)	(50)	50		-
Issuance of common stock for services													96,554	96	159,557		159,653
Cancellation of short-term note payable, related party															50,000		50,000
Issuance of Series E convertible preferred stock for cash, July 2016, net of $203,002 of issuance costs											3,000	3			2,796,994		2,796,997
Issuance of Common Stock to Preferred C Stockholders													600,000	600	(600)		-
Partial redemption of Series C preferred stock							(2,474)	(3)							(3,837,397)		(3,837,400)
Conversion of Series C preferred stock to common stock							(21)	-					15,000	15	(15)		-
Fair value of warrants issued to Senior lender															946,775		946,775
Equity-based compensation															441,827		441,827
Net loss																(7,730,235)	(7,730,235)

Balance at December 31, 2016	-	$-	-	$-	-	$-	5	$-	369	$-	3,000	$3	11,532,235	$11,532	$64,532,323	$(63,003,664)	$1,540,194

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(7,730,235)	$(11,733,549)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	17,003	17,004
(Gain) loss on debt extinguishment	(2,434,661)	2,268,373
Decrease in fair value of derivative liabilities	(4,145)	(67,439)
Amortization of discount on notes payable	3,074,198	3,242,080
Accrued interest on patents purchased	123,233	258,246
Amortization of patents and acquired contracts	1,623,980	1,643,110
Net cost of patents sold	-	215,373
Stock-based compensation	566,677	1,147,374
Changes in operating assets and liabilities
Accounts receivable	11,123	227,108
Inventories	-	302,739
Prepaid expenses and other current assets, net	(732,480)	1,192
Deferred expenses	(19,117)	(78,292)
Deposits and other assets	-	-
Accounts payable	(88,273)	344,965
Accrued expenses and other current liabilities	159,715	(288,406)
Deferred revenue	350,000	896,429
Net cash used in operating activities	(5,082,982)	(1,603,693)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	5,221,997	-
Proceeds from issuance of common stock, net of issuance costs	6,310,619	1,835,000
Proceeds from issuance of notes payable	-	1,126,900
Payments on Senior notes payable	(1,640,016)	(2,147,000)
Redemption of preferred stock	(3,837,400)	-
Payments on related party note payable	(50,000)	(100,000)
Net cash provided by financing activities	6,005,200	714,900

Net increase (decrease) in cash and cash equivalents	922,218	(888,793)

Cash and cash equivalents, beginning of period	554,556	1,443,349

Cash and cash equivalents, end of period	$1,476,774	$554,556

Supplemental disclosures of cash flow information
Cash paid for interest	$553,995	$841,784

Supplemental disclosures of non-cash investing and financing activities
Accrued guaranteed payments and deferred expenses related to purchased patents	$-	$(16,258,540)
Conversion of portion of short term note payable, related party, to purchase common stock	$-	$100,000
Conversion of preferred stock to common stock	$-	$2,711
Fair value of common stock warrants	$6,315,220	$41,305
Cancelation of short-term note payable, related party	$50,000	$-

See accompanying notes to the consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Months Ended December 31, 2016 and 2015

1. Organization

Inventergy Global, Inc. (“Inventergy,” “Company,” “we,” “us,” or “our”) is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. Our original monetization and licensing business was enhanced in April 2016, when the Company formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”) (see Note 5): Monetization through enforcement of the Company’s 740 telecommunications patents (“the Patents”) being transferred to INVT SPE.

The Company’s two core strategies are to (1) commercialize IP by establishing partnerships with companies that have developed or acquired IP with potential applications in large, growing markets, and (2) assist the Managing Member as needed with its monetization efforts for the Patents that are being transferred to INVT SPE under the PRIP, sharing in the proceeds of such efforts after monetization costs and other contractual and priority payments are covered.

Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Campbell, California.

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

Liquidity and Capital Resources

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

At December 31, 2016, the Company has an accumulated deficit since inception of $63,003,664 (including a net loss for the year ended December 31, 2016 of $7,730,235) as well as negative cash flows from operations and had negative working capital of $9,983,005. As of March 27, 2017, the Company had remaining cash of $423,221 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the statement. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its ECS subsidiary of approximately $359,000, increased debt borrowing from the Senior Lender of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP (see Note 5), but the Company may need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents to INVT SPE under the PRIP, which we expect to occur in April 2017, will result in the net book value of the Patents being removed from our balance sheet. In addition, the Senior Notes and Senior Revenue Share liabilities will be extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, the business will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $4.1 million for the next twelve months, consisting of approximately $2.3 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.5 million in facilities and infrastructure costs and $1.3 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for three months.

Since inception, the Company has acquired an aggregate of approximately 740 currently active patents and patent applications for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (the "Managing Member”) (see Note 5), under which the aforementioned patents were to be assigned to INVT SPE. The Company is required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio, so long as such net monetization revenues are sufficient.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of December 31, 2016, the Company has not established any reserves for uncollectable accounts.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 Revenue from Contracts with Customers is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2016 financial statements would be adjusted to reflect the effects of applying the new standard on that period. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We intend to implement this standard using the modified retrospective approach beginning January 1, 2017. The revenue contracts the Company currently have are patent licensing agreements, under which all deliverables are typically provided at contract execution or contain right to use provisions over a specified time period or, in the case of Inventergy Innovations, provide for payments to the Company upon the completion of an IP monetization transaction. We do not believe the implementation of ASU 2014-09 will have a material effect on the Company’s financial statements and related disclosures.

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal year beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. This Update is part of the FASB’s simplification initiative. The areas of simplification involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has adopted this standard for its fiscal year 2017. The Company is currently evaluating the impact of this accounting standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.

3. Patents

Patent intangible assets consisted of the following at December 31, 2016:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	5.9	$11,893,745	$(4,734,804)	$7,158,941
Total patent intangible assets		$11,893,745	$(4,734,804)	$7,158,941

Patent intangible assets consisted of the following at December 31, 2015:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	6.9	$11,893,745	$(3,223,824)	$8,669,921
Total patent intangible assets		$11,893,745	$(3,223,824)	$8,669,921

The Company expects amortization expense to be approximately $1,510,977 per year for each of the next three years, $1,481,270 in 2020, then declining annual amounts through 2023. However, following the establishment of INVT SPE for the PRIP and the related assignment of the Patents to INVT SPE (see Note 5), patent amortization expense will be eliminated.

4. Fair Value Measurements

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock warrants	$4,145	$-	$-	$4,145
Total	$4,145	$-	$-	$4,145

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

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the twelve months ended December 31, 2016 and December 31, 2015:

	Convertible Notes Payable Derivative Liability	Series A-1 Preferred Stock Derivative Liability	Common Stock Warrants
Balance at December 31, 2014	$-	$-	$30,278
Fair value at issuance	-	-	41,306
Change in fair value	-	-	(67,439)
Balance at December 31, 2015	$-	$-	$4,145
Change in fair value	-	-	(4,145)
Balance at December 31, 2016	$-	$-	$-

5. Borrowing Arrangements

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6.0 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Senior Lending Agreement (as defined below), the Company was required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. During the year ended December 31, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $4.60 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer. During the year ended December 31, 2015, $100,000 was repaid. During the year ended December 31, 2016, $50,000 was repaid and the remaining balance of $50,000 was canceled and credited to additional paid-in capital.

On October 1, 2014 the Company and its wholly-owned subsidiary, Inventergy, Inc., entered into the Revenue Sharing and Note Purchase Agreement with DBD Credit Funding, LLC (“the “Senior Lender”), including a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). On February 25, 2015, the Company, Inventergy, Inc. and the Senior Lender entered into the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Senior Debt Agreement”). Pursuant to the Senior Debt Agreement, the Company issued an aggregate of $12,199,500 in Senior Notes to the purchasers identified in the Senior Debt Agreement (the “Note Purchasers”). As a result of the issuance of the Senior Notes and the sale of the Senior Lender Shares (as defined below), after the payment of all purchaser-related fees and expenses relating to the issuance of the Senior Notes and Senior Shares, the Company received net proceeds of $11,137,753 (less issuance costs of $476,868). The Company used the net proceeds to pay off existing debt and for general working capital purposes. The unpaid principal amount of the Senior Notes bears cash interest equal to LIBOR plus 7% (total interest rate of 8.69%). In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Senior Notes by the amount of such interest. The PIK interest shall be treated as principal of the Senior Notes for all purposes of interest accrual or calculation of any premium payment. In connection with the execution of the Senior Debt Agreement, the Company paid to the Note Purchasers a structuring fee equal to $385,000, which was accounted for as a discount on notes payable.

The principal of the Senior Notes and all unpaid interest thereon or other amounts owing hereunder shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). As of December 31, 2016, the Company has repaid $3,787,016 of the Senior Notes.

Upon receipt of any revenues generated from the monetization of the Patents (the “Monetization Revenue”) from the patents identified in the Senior Debt Agreement (the “Patents”), the Company was required to apply, towards its obligations pursuant to the Senior Notes, 86% of the difference between (a) any revenues generated from the Monetization Revenue less (b) any litigation or licensing related third party expenses (including fees paid to the original patent owners) reasonably incurred by the Company to earn Monetization Revenue, subject to certain limits (such difference defined as “Monetization Net Revenues”). If Monetization Net Revenue was applied to outstanding principal of the Senior Notes (defined as “Mandatory Prepayments”), such Mandatory Prepayments were not subject to the prepayment premium described above. To the extent that any obligations under the Senior Notes were past due, including if such payments were past due as a result of an Acceleration of the Senior Notes or certain conditions of breach or alleged breach had occurred, the percentage would have increased from 86% to 100%. The terms described in this paragraph will be superseded by the terms of the Restructuring Agreement upon the assignment of the Patents to INVT SPE, as more fully explained below.

In addition to the Mandatory Prepayments, the Company shall make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments, along with minimum liquidity requirements, were deferred until May 1, 2017 by the terms of the Restructuring Agreement (see below).

Pursuant to the Amended Senior Debt Agreement, the Company granted to the purchasers identified in the Senior Debt Agreement (the “Revenue Participants”) a right to receive a portion of the Company’s Monetization Revenues totaling $11,284,538 (the “Revenue Stream”). The Revenue Participants will not receive any portion of the Revenue Stream until all obligations under the Original Senior Notes are paid in full. Following payment in full of the Original Senior Notes, the Company will pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to 75% of Monetization Net Revenues until $5,000,000 has been paid to the Revenue Participants, then 50% of Monetization Net Revenues until the remaining $6,284,538 has been paid to the Revenue Participants. All Revenue Stream Payments will be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream are secured by all of the Company’s current patent assets and the Cash Collateral Account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $3,948,153, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement. In conjunction with an amendment to the Amended Senior Debt Agreement dated March 1, 2016, the Company determined that the change in expected cash flows was greater than 10% as compared to the previous agreement and, therefore, a debt extinguishment was deemed to have occurred. When recording the new present value of the debt and revenue share, which was computed using a discount rate of 18%, a gain on debt extinguishment of $2,434,661 was recognized in the twelve-month period ended December 31, 2016. The Revenue Stream payment terms described in this paragraph were superseded by the terms of the Restructuring Agreement, as more fully explained below.

As part of the Senior Debt Agreement, the Company and the Collateral Agent entered into a Patent License Agreement (the “Patent License Agreement”), under which the Company agreed to grant to the Collateral Agent a non-exclusive, royalty-free and worldwide license to certain of its Patents (the “Licensed Patents”).

As part of the transaction, the Company granted the Note Purchaser and Revenue Participant a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries.

Restructuring Agreement and Patent Residual Interest Program

In December 2016, the Company and DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (the "Managing Member") entered into a Restructuring Agreement (the “Restructuring Agreement”) to amend the Senior Debt Agreement. Pursuant to the Restructuring Agreement, the Managing Member will have the sole discretion to make any and all decisions relating to the Company’s patents and patent monetization activities (excluding future acquired patents related to Inventergy Innovations, LLC, a subsidiary of Parent, and related monetization activities) (such patents that are subject to the Restructuring Agreement, the “Patents”), including the right to license, sell or sue unauthorized users of the Patents (the “Monetization Activities”).

In addition, the Restructuring Agreement modifies the revenue share provided for in the Senior Debt Agreement such that all proceeds from the Monetization Activities will be applied as follows: (i) first, to pay for certain third party expenses incurred by the Company, the Managing Member or third party brokers in relation to the Monetization Activities, (ii) second, to pay up to $2.2 million of the Company’s outstanding principal debt to a third party from whom the Company previously purchased certain Patents, in the event any Monetization Activity is directly attributable to those certain Patents, (iii) third, if a Monetization Activity triggers a payment with respect to a retained interest owed to a party from whom the Company originally purchased the Patents, payment will be made to such prior owner, as required, (iv) fourth, to the Managing Member until the Managing Member has received (x) reimbursement of any amounts advanced by the Managing Member pursuant to the Restructuring Agreement plus 20% annual interest on such advances plus (y) $30.5 million less any amounts paid to the Managing Member for the Note Obligations under the Revenue Sharing and Note Purchase Agreement after December 22, 2016, and (v) fifth, after all of the foregoing payment obligations are satisfied, 70% to the Managing Member and 30% to the Company.

The Restructuring Agreement requires that the Company obtain stockholder approval and consents of third parties to the assignment of the Patents to a newly created special purpose entity, or SPE. Stockholder approval was obtained at a special meeting of stockholders on March 8, 2017 and the Company is in the process of obtaining third party consents. The SPE, which has been established as a Delaware LLC as INVT SPE LLC (“INVT SPE”), will be managed by the Managing Member, and the economic arrangements provided for under the Restructuring Agreement are reflected in the governing documents for INVT SPE. The activities to be undertaken by the Company in support of INVT SPE and any resulting revenue distributed to the Company from INVT SPE is referred to as the Patent Residual Interest Program (“PRIP”).

Upon the date on which the Patents are transferred to INVT SPE, the Senior Notes and the Revenue Share liabilities will be extinguished, the Company will be relieved of any scheduled amortization (instead, payments to the Senior Lender will only be required out of Monetization Revenues), the liquidity covenant will no longer apply, and the Company will be relieved from any further responsibility to maintain the Patents, retroactive to December 22, 2016. See also Note 11, “Subsequent Events”.

The Restructuring Agreement is subject to certain events of default, including, among other things, liquidation or dissolution, change of control, bankruptcy, the Company’s failure to make payments pursuant to the terms of the Restructuring Agreement or the Company’s failure to perform or observe certain covenants. Upon the occurrence of an event of default, the Senior Lender may proceed to protect and enforce its rights through seeking the Company’s specific performance of any covenant or condition, as set forth in the Restructuring Agreement, or may declare the remaining unpaid balance owed under the Revenue Sharing and Note Purchase Agreement, as amended, and any other amounts owed pursuant to the Restructuring Agreement to be immediately due and payable.

Unregistered Sales of Equity Securities.

In connection with the execution of the Senior Debt Agreement, the Company issued 50,000 shares of its common stock at $20.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Senior Lender Shares were issued pursuant to a subscription agreement dated October 1, 2014. The shares were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. In addition, the Company issued to the Senior Lender seven-year warrants for the purchase of 50,000 shares of common stock at an exercise price of $11.40 per share. As part of the Second Amendment, the exercise price of these warrants was changed to $2.54 per share.

In connection with the closing of the transactions contemplated by the Senior Debt Agreement, the Company paid a closing fee of $330,000. As discussed in Note 6, the Company also issued a five-year warrant to purchase 24,750 shares of common stock at an exercise price of $20.00 to National Securities Corporation, who acted as advisor to the Company with respect to the transaction. The warrant meets the requirements to be accounted for as an equity warrant. The Company estimated the fair value of the warrant to be $153,759, using the Black-Scholes option pricing model. The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

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

On October 12, 2016, the Company completed a registered public offering (the “Offering”) of shares of common stock and warrants with gross proceeds of $6.0 million. Investors received 6,000,000 shares of the Company’s common stock at a price of $1.00 per share and warrants to purchase up to 6,000,000 shares of common stock, exercisable for a period of five years, with an exercise price of $1.00 per share. The warrants are exercisable immediately. Net proceeds of the Offering paid to the Company, after fees and expenses, were approximately $5.1 million. The Company used approximately $1.3 million of the net proceeds to redeem substantially all of the remaining outstanding Series C preferred stock, and the remaining $3.8 million is being used to fund its operations. The holders of the Company's Series C and E Convertible Preferred Stock consented to having the first $3.8 million of net proceeds from the Offering go to the Company’s working capital before applying any proceeds of the Offering to the redemption of such preferred stock in consideration for a reduction in the exercise price of the July 2016 warrants to $1.43 and the May 2016 warrants to $1.86 and a 15% increase in the redemption premium of the Series E Convertible Preferred Stock if not redeemed on or before January 25, 2017. A registration statement for the securities sold in the Offering was previously filed on Form S-1 (File No. 333-211211), which was declared effective on September 16, 2016 by the Securities and Exchange Commission.

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

Shares of common stock reserved for future issuance were as follows as of December 31, 2016:

Series C convertible preferred stock	3,335
Series D convertible preferred stock	186,367

Series E convertible preferred stock	1,496,262
Options to purchase common stock	514,772
Shares reserved for issuances pursuant to 2014 Stock Plan	175,046
Warrants	10,615,849
Total	12,991,631

Convertible preferred stock

Convertible preferred stock as of December 31, 2016 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference

Series C	$1,000.00	2,500	2,500	5	$5,000

Series D	$1,000.00	750	369	369	$369,000

Series E	$1,000.00	3,000	3,000	3,000	$3,000,000

On January 21, 2016, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain institutional accredited investors (the “Series C Investors”). Pursuant to the Series C Purchase Agreement, the Company sold to the Series C Investors in a private placement 2,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock was immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock was immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is included in Net Loss Attributable to Common Shareholders. In July and October, 2016, the Company redeemed an aggregate of 2,474 shares of the Series C Preferred Stock for $3,837,400, which included a redemption premium of $1,363,400. In addition, a total of 21 shares of Series C Preferred Stock were converted to common stock in September and October, 2016, leaving five shares of Series C Preferred Stock outstanding as of December 31, 2016.

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

The Series C Purchase Agreement required the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock in excess of 19.99% of the outstanding Common Stock and the removal of the adjustment floor within 120 days of the execution of the Purchase Agreement (the “Shareholder Approval”).  The Company obtained Shareholder Approval on June 28, 2016. Additionally, until the Series C Preferred Stock is no longer outstanding, the Series C Investors may participate in future offerings for up to 50% of the amount of such offerings.

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

The Series D Preferred Stock is immediately convertible into shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.98 per share, subject to adjustment. The shares of common stock issuable upon conversion of the Series D Preferred Stock are subject to trading restrictions until the six-month anniversary of the issuance date of the Series D Preferred Stock, unless they are included in a registration statement filed by the Company prior to such date. The Series D Preferred Stock contains provisions providing for an adjustment in the conversion price upon the occurrence of certain events, including stock splits, stock dividends and fundamental transactions. The Company may redeem some or all of the Series D Preferred Stock for cash in an amount equal to 135% of the aggregate stated value then outstanding.

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

On July 21, 2016, the Company entered into an agreement (the “Series E Agreement”) to sell $3.0 million of Series E convertible preferred stock (the “Series E Preferred Stock”) and warrants to certain institutional accredited investors (the “Series E Investors”). Pursuant to the Series E Purchase Agreement, the Company sold to the Series E Investors in a private placement 3,000 shares of Series E Preferred Stock, each having a stated value of $1,000, for aggregate gross proceeds of $3.0 million. The Series E Preferred Stock was immediately convertible into 1,496,262 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $2.005 per share, subject to adjustment. The Company used part of the proceeds from the sale of Series E Preferred Stock to redeem 70% of the outstanding Series C Preferred Stock. In addition, pursuant to the terms of the Series E Agreement, each of the Series C Investors was entitled to receive an additional premium such that the aggregate redemption amount is 162% of the stated value of the Series C Preferred Stock for the first 60 days after the date of the Series E Purchase Agreement and 180% thereafter.  Following subsequent amendments to the Series E Agreement, the Series E Preferred Stock is redeemable at the option of the Company at 170% of the then outstanding conversion amount, and is convertible into common stock at a conversion price equal to the lesser of (a) $2.005 per share, or (b) 65% of the volume weighted average price of our common stock for ten consecutive days prior to the applicable conversion date). The Series E Purchase Agreement required the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series E Preferred Stock in excess of 19.99% of the outstanding Common Stock within 120 days of the execution of the Purchase Agreement (the “Shareholder Approval”).  The Company obtained Shareholder Approval on March 8, 2017.

Warrants

In January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price of $30.40 to a placement agent. The warrants expire in January 2019. The exercise price was reduced to its floor of $22.70 as a result of the sale of the Senior Lender Shares. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. The fair value of the warrants at issuance was $348,963, estimated using the Black-Scholes option pricing model. The fair value of the warrants was revalued at December 31, 2015 as discussed in Note 4.

On November 1, 2014 the Company issued 27,750 warrants to purchase common stock with a weighted average exercise price of $20.70. The fair value of the warrants at issuance was $164,196.

Common stock warrants outstanding as of December 31, 2016 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
6,000,000	4.78	$1.000
1,000,000	6.64	$2.005
1,271,826	4.56	$2.005
648,000	4.38	$2.01
158,416	4.37	$1.87
1,416,668	4.06	$1.79
50,000	5.16	$2.54
10,870	3.27	$4.60
5,762	3.27	$5.75
27,449	3.12	$20.00
23,858	2.08	$22.70
3,000	0.83	$26.60
10,615,849	4.79	$1.51

7. Stock-Based Compensation

In November 2013, the Board of Directors authorized the 2013 Stock Plan (such plan has since been adopted by the stockholders of the Company in connection with the Merger and renamed the “Inventergy Global, Inc. 2014 Stock Plan”, the “Plan” or the “2014 Plan”). Under the Plan, the Board of Directors may grant incentive stock awards to employees and directors, and non-statutory stock options to employees, directors and consultants as well as restricted stock. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. The Board of Directors originally reserved 360,545 shares of common stock for issuance over the term of the Plan, and in September 2015, 170,000 shares were added to the Plan, and in June 2016, 250,000 shares were added to the Plan. The exercise price of an option cannot be less than the fair value of one share of common stock on the date of grant for incentive stock options or non-statutory stock options. The exercise price of an incentive stock option cannot be less than 110% of the fair value of one share of common stock on the date of grant for stockholders owning more than 10% of all classes of stock. Options are exercisable over periods not to exceed ten years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the grant date. Options may be granted with vesting terms as determined by the Board of Directors which generally include a one to five-year period or performance conditions or both. The pre-existing options were subsumed under the Plan.

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	68,953	241,792	$25.90
Authorized	170,000	-	$-
Options granted	(530,813)	530,813	$5.65
Options forfeited	69,870	(69,870)	$10.59
Options expired	12,148	(12,148)	$24.72
Options canceled	320,700	(320,700)	$12.99
Restricted Stock granted	(39,427)	39,427	$3.86
Restricted Stock vested	-	(39,427)	$3.86
Balance at December 31, 2015	71,431	369,887	$4.64
Authorized	250,000	-	$-
Options granted	(305,000)	305,000	$1.41
Options forfeited	153,095	(153,095)	$3.10
Options expired	5,520	(7,020)	$34.72
Balance at December 31, 2016	175,046	514,772	$2.77
Total vested and expected to vest shares (options)		514,772	$2.77
Total vested shares (options)		181,337	$4.73

As of December 31, 2016, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at December 31, 2016 was zero, since all of the options were out-of-the-money at December 31, 2016.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of December 31, 2016, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

The following table summarizes information with respect to stock options outstanding at December 31, 2016:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$1.41	305,000	9.55	$1.41	30,210	$1.41
$3.10	182,528	8.79	$3.10	123,883	$3.10
$5.60	2,500	0.33	$5.60	2,500	$5.60
$11.40	17,674	0.33	$11.40	17,674	$11.40
$30.40	7,070	0.33	$30.40	7,070	$30.40
	514,772	8.80	$2.77	181,337	$4.73

Stock-based compensation expense

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the twelve months ended December 31:

	2016	2015
Expected volatility	68%	67%
Risk free rate	1.18%	1.41%
Dividend yield	0%	0%
Expected term (in years)	5.70	5.57

The expected term of the options is based on the average period the stock options are expected to remain outstanding based on the option’s vesting term and contractual terms. The expected stock price volatility assumptions for the Company’s stock options were determined by examining the historical volatilities for the Company and industry peers. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Forfeitures were estimated based on the Company’s estimate of future cancellations.

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the twelve months ended	For the twelve months ended
	December 31, 2016	December 31, 2015
General and administrative	$566,677	$1,147,374

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of December 31, 2016, there were total unrecognized compensation costs of $443,362 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.63 years.

Non-employee stock-based compensation expense

For the twelve months ended December 31, 2016, the Company issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $248,227 and $314,505 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

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

8. Income Taxes

The Company recorded $4,872 and $(14,041) income tax provision/(benefit) for the years ended December 31, 2016 and 2015, respectively.

Income tax provision/(benefit) was comprised of the following:

	2016	2015

Current
Federal	$-	$-
State	4,872	(14,041)
	$4,872	$(14,041)

Deferred
Federal	$-	$-
State	-	-
	$-	$-
Expense/(benefit)	$4,872	$(14,041)

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2016	2015
Statutory federal income tax rate	34%	34%
State income taxes (net of federal benefit)	0	0
Impact of Section 382 limitation	(125.43)	0
Stock compensation	(2.37)	(1.37)
Other permanent differences	(0.01)	(0.04)
True ups	5.75	(10.20)
Change in valuation allowance	88.05	(22.27)
Total	0.01%	0.12%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses, the Company has provided a full valuation allowance against its deferred tax assets as of December 31, 2016 and 2015.

The components of the net deferred tax assets and liabilities are as follows:

	2016	2015
Deferred Tax Assets:
Accrued Liabilities	$941,333	$1,361,612
Intangibles	2,381,431	2,476,386
Fixed Assets	10,821	6,686
NOL and Credit Carryforwards	3,585,768	10,331,722
Deferred Revenue	423,786	-
Allowance for Doubtful Accounts	-	7,599
Gross Deferred Tax Asset	7,343,139	14,184,005
Valuation Allowance	(7,250,291)	(14,052,737)
Net Deferred Tax Assets	92,848	131,268
Deferred Tax Liabilities:
Acquired Contracts Intangibles	(92,848)	(131,268)
Gross Deferred Liabilities	(92,848)	(131,268)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2016, the Company had federal and California net operating loss carryforwards, prior to any annual limitation, of approximately $55.5 million and $11.1 million, respectively, expiring beginning in 2021 for federal and 2016 for California. The use of the Company’s net operating loss carryforwards is subject to certain annual limitations and may be subject to further limitations as a result of changes in ownership as defined by the Internal Revenue Code and similar state provisions. An ownership change date occurred in June 2014 at the merger with eOn so that an annual limitation was estimated to reduce the federal net operating loss carryforward to approximately $30.4 million with no further limitation to the CA net operating loss carryforward, and an ownership change date occurred in July 2016, resulting in a reduction of the federal net operating loss carryforward to approximately $9.6 million and a reduction in the California net operating loss carryforward to approximately $5.5 million. Notwithstanding, these federal and state net operating loss carryforwards could be further reduced if there are further ownership changes.

At December 31, 2016, the gross liability for uncertain tax positions was $0. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company had no interest and penalties related to income taxes.

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

9. Commitments and Contingencies

Operating lease

In March 2014, the Company entered into a non-cancelable thirty-eight month lease agreement for offices in Campbell, California which commenced June 1, 2014 with escalating rent payments ranging from approximately $9,200 to $9,800 per month and one option to extend the lease term for an additional three years. Included in the lease agreement was a full rent abatement period of two months. Rent expense is recognized on a straight line basis. The future minimum payments related to this lease are as follows:

Years ending December 31:
2017	68,587
Total	$68,587

Rent expense was $108,623 in each of the twelve months ended December 31, 2016 and 2015.

Guaranteed payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. As of December 31, 2014, such guaranteed payments were accrued on the Company’s accompanying balance sheet at net present value using a discount rate of 12%. Expenses related to minimum revenue sharing payments were deferred as of December 31, 2014 to be amortized in correlation with the future payment schedule. This agreement was amended in December 2015 and eliminated all guaranteed payments and interest payments payable on any guaranteed payments, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015 in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement with this party also stated that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. During the year ended December 31, 2016, the Company was in compliance with the terms of the agreement.

The second agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016. The total amount of $2,200,000 remains outstanding and accrues interest at 10% per annum, and is expected to be repaid from net monetization revenues generated by INVT SPE under the PRIP (see Note 5).

10. Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Net loss attributable to common shareholders	$(8,196,902)	$(11,733,549)
Basic and diluted:
Weighted average shares outstanding	6,144,778	3,586,741
Less weighted average unvested restricted shares outstanding	(24,014)	(143,372)
Shares used in calculation of basic and diluted net loss per common share	6,120,764	3,443,369
Net loss per common share: Basic and diluted	$(1.34)	$(3.41)

Equity awards, unvested share rights, and common stock equivalent of warrants and preferred stock, aggregating 6.8 million shares and 1.1 million shares for the year ended December 31, 2016, and 2015, respectively, prior to the application of the treasury stock method, are excluded from the calculation of diluted net loss per share because they are anti-dilutive.

11. Subsequent Events

Amendments to Series E Preferred Stock Purchase Agreement

On January 25, 2017, the Company entered into an amendment (the “Amendment”) to the securities purchase agreement, dated July 21, 2016, with each of the holders of the Series E convertible preferred stock of the Company. Pursuant to the Amendment, the Company (i) extended the date for redemption by the Company of the Series E Preferred Stock from January 25, 2017 until March 8, 2017; (ii) increased the optional redemption amount payable to the holders of the Series E Preferred Stock after January 25, 2017 from 165% to 170% of the aggregate conversion amount then outstanding, and (iii) issued to the holders of the Series E Preferred Stock 5.5-year warrants (the “Warrants”) to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Warrants are not exercisable for six months following the date of issuance.

On March 8, 2017, the Company entered into a lock-up agreement with each of the holders of the Series E convertible preferred stock of the Company (the “Series E Stockholders”) pursuant to which the Series E Stockholders agreed not to sell any common stock obtained upon conversion of the Series E Preferred Stock, until after March 31, 2017, for less than $0.50 per share.

Restructuring Agreement

As discussed in Note 5, the Company entered into the Restructuring Agreement with DBD and the Managing Member on December 22, 2016. The Restructuring Agreement required that the Company obtain stockholder approval and third party consent to the assignment of the Patents to a newly created special purpose entity, or SPE. Stockholder approval was obtained at a special meeting of stockholders on March 8, 2017, and third party consents and the transfer of the Patents to INVT SPE are expected to be completed prior to April 30, 2017. INVT SPE will be managed and controlled by the Managing Member, and the economic arrangements provided for under the Restructuring Agreement are reflected in the governing documents for INVT SPE.

Upon the date on which the Patents are transferred to INVT SPE, the Company will be relieved of its obligations under its prior agreements with the Senior Lender, including any scheduled amortization payments to the Senior Lender, the liquidity covenant will no longer apply, and the Company will be relieved from any further responsibility to maintain the Patents, retroactive to December 22, 2016. Accordingly, the Senior notes payable, Senior revenue share and certain other liabilities will be extinguished. In addition, the carrying value of the Patents and goodwill will be eliminated, and the Company’s portion of the value of INVT SPE will be added to the consolidated balance sheet. Management believes there is no impairment to its financial condition as of December 31, 2016 as a result of the Restructuring Agreement, and because the requirements of the Restructuring Agreement will be met subsequent to December 31, 2016, the resulting gain on debt extinguishment and assignment of the Patents to INVT SPE will be reflected in the Company’s financial statements in the quarter in which the transfer of Patents to INVT SPE occurs (which is expected to be the quarter ended June 30, 2017).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report on Form 10-K.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by management and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control (2013) — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control (2013) — Integrated Framework, our management concluded that our internal control over financial reporting was effective based on these criteria as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee.

On April 20, 2015, the Company reorganized its financial operations in an effort to address a material weakness which existed as of December 31, 2014. The Company terminated its then current Chief Financial Officer and replaced this position and certain services of an outside accounting firm utilized by the Company with consulting services from The Brenner Group, Inc., a financial consultancy firm (the “The Brenner Group”). Accordingly, on April 20, 2015, the Board appointed John Niedermaier as the Company’s Chief Financial Officer pursuant to the terms of an agreement with The Brenner Group. We believe that the hiring of The Brenner Group and Mr. Niedermaier specifically addressed the aforementioned material weakness. Furthermore, during the years ended December 31, 2015 and 2016, timely reviews of accounting records, transactions, supporting schedules and financial statements have been implemented which Company management concluded, in combination with the appointment of Mr. Niedermaier, eliminated the material weakness in internal control.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our current officers and directors are set forth below.

Name	Age	Position	Class
Joseph W. Beyers	64	Chief Executive Officer and Director	III
John G. Niedermaier	60	Chief Financial Officer	N/A
Francis P. Barton	70	Director	III
W. Frank King	77	Director	II
Marshall Phelps, Jr.	72	Director	II
Robert A. Gordon	66	Director	I

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

W. Frank King. Mr. King became a director of the Company in 1998. Mr. King was a director of Concero, a software integration consulting firm, and was its President and Chief Executive Officer from 1992 to 1998. Dr. King earned a Ph.D. from Princeton University, an M.S. from Stanford University and a B.S. from the University of Florida. We believe Mr. King is well-qualified to serve as a member of our board of directors due to his prior roles as director for Concero and eOn Communications Corporation, predecessor of the Company.

Marshall Phelps, Jr. Mr. Phelps has served as a member of the board of directors of the Company since June 6, 2014. Prior to his appointment, Mr. Phelps served as a director of Inventergy, Inc. since May 10, 2013. Since December 2015, Mr. Phelps is a contributing columnist to Forbes. From 2012 to 2014, Mr. Phelps served as chief executive officer and a member of the board of directors at Article One Partners, Inc., a venture-funded online prior art search community. From 2002 to 2010, Mr. Phelps served as corporate vice president and deputy general counsel for intellectual property and licensing at Microsoft Corporation. In 2001, he was a founding partner of Intellectual Ventures, a worldwide acquirer of patents. His prior experience includes serving as corporate vice president at IBM in the 1990s, responsible for overseeing standards, telecommunications policy, industry relations, licensing, intellectual property law and management of a worldwide intellectual property portfolio. While at IBM, he also served as director of government relations in Washington and as vice president of Asia Pacific operations in Tokyo. Mr. Phelps holds a B.A. and DH.L. from Muskingum University, an M.S. from Stanford Graduate School of Business and a J.D. from Cornell University Law School. He is co-author of the book, “Burning the Ships: Transforming Your Company's Culture Through Intellectual Property Strategy”, published in 2009. Mr. Phelps has taught IP strategy at business, law or engineering schools at Duke, Cornell, UNC, Berkeley and in Japan.  In 2006, Mr. Phelps was inducted into the IAM’s IP Hall of Fame. Mr. Phelps also served on the Board of Directors of IPXI, a financial exchange for licensing and trading IP rights, from 2013 until 2015. We believe Mr. Phelps is well-qualified to serve as a member of our board of directors due to his senior roles managing the IP functions of IBM and Microsoft.

Robert A. Gordon. Mr. Gordon became a director of the Company in 2011. Mr. Gordon started his Arizona-based business telecom systems design, manufacturing and distribution consulting business, R. Gordon & Associates, Inc., in 1991. In 1997, Mr. Gordon founded and became president of Mobicel Systems, Inc., a corporation that designs and markets in-building wireless communications systems. Mr. Gordon has served as president of ATEL, S.A. of Guatemala, a provider of rural and mobile telephony services, since 2000. Mr. Gordon is also a director of Cortelco Systems Puerto Rico, an installation and services provider of business telecom, data, and network security solutions throughout Puerto Rico. Mr. Gordon earned a B.S. in Engineering Technology from the University of Central Florida in 1983. We believe Mr. Gordon is well-qualified to serve as a member of our board of directors due to his prior roles as president for Mobicel and ATEL, and as a director of eOn Communications Corporation, predecessor of the Company.

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

Classes of Directors

The Board of Directors is divided into three classes designated Class I, Class II, and Class III. A single class of directors is elected each year at the annual meeting. Joseph W. Beyers and Francis P. Barton are Class III directors with terms expiring in 2017; Robert A. Gordon is a Class I director with a term expiring in 2018; and W. Frank King and Marshall Phelps, Jr. are Class II directors with terms expiring in 2019.

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

Committees of the Board of Directors

The board of directors met on eight occasions during the fiscal year ended December 31, 2016 and acted by unanimous written consent on seven occasions. Each of the members of the board of directors attended at least 75% of the meetings held by the board during the fiscal year ended December 31, 2016.

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

The Audit Committee met on four occasions during the fiscal year ended December 31, 2016. Each of the members of the Audit Committee attended at least 75% of the meetings held by the Audit Committee during the fiscal year ended December 31, 2016.

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

The members of the compensation committee are W. Frank King (Chairman), Francis P. Barton and Robert A. Gordon.

The Compensation Committee met on one occasions during the fiscal year ended December 31, 2016 and took action by unanimous written consent on one occasion. Each of the members of the Compensation Committee attended the meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee have been an officer or employee of the Company.  None of such individuals has had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. None of the executive officers of the Company has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who will serve on the Company’s board of directors.

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

The members of the nominating and corporate governance committee are W. Frank King (Chairman), Francis P. Barton and Marshall Phelps, Jr.

The nominating and corporate governance committee did not meet during the fiscal year ended December 31, 2016.

Compliance With Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2016, all forms were filed on a timely basis with the exceptions of one late Form 4 filing for each of Messrs. Beyers, King, Niedermaier, Phelps, Barton, Gordon and Alfred Murabito and one late Form 3 filing for Mr. Murabito..

Code of Business Conduct and Ethics

The Company adopted its amended and restated code of ethics on June 6, 2014. The code of ethics can be found on our website at www.inventergy.com. Any amendment to and waivers from the code of ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation of our named executive officers from January 1, 2015 through December 31, 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The value attributable to any stock awards and option awards reflects the grant date fair values of stock or option awards calculated in accordance with FASB Accounting Standards Codification Topic 718.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph W. Beyers	2016	377,865	-	-	33,982	-	-	-	411,847
Chairman & Chief Executive Officer	2015	315,000	-	-	73,828	-	-	-	388,828

Wayne P. Sobon	2016	21,875	-	-	-	-	-	-	21,875
Senior VP and General Counsel (1)	2015	262,500		-	64,599	-	-	-	327,099

John G. Niedermaier	2016	175,656	-	-	47,392	-	-	-	223,048
Chief Financial Officer and Secretary	2015	88,756	-	-	-	-	-	-	88,756

Jon Rortveit	2016	44,123		-	-	-	-	21,000	65,123
Senior VP, IP Acquisitions and Licensing (2)	2015	243,750	25,000	-	55,371	-	-	-	324,121

Stephen B. Huang,	2016	-			-	-	-	-	-
Chief Financial Officer (3)	2015	66,667	-	-	43,933	-	-	50,000	160,600

(1) Mr. Sobon was Senior VP and General Counsel of the Company from May 13, 2013 to January 31, 2016. Mr. Sobon received rescission forgiveness of 29,692 RSAs and was entitled to receive consulting fees (not yet paid) of $21,875 per month for three months for consulting services provided to the Company through April 2016 as part of a Separation Agreement and a Consulting Agreement, each effective January 31, 2016.

(2) Mr. Rortveit was Senior VP, IP Acquisition and Licensing of the Company from May 9, 2013 to May 6, 2016. Mr. Rortveit received $21,000 as part of a Separation Agreement dated May 6, 2016.

(3) Mr. Huang was Chief Financial Officer of the Company from June 9, 2014 to April 20, 2015. Mr. Huang received $50,000 as part of a Separation Agreement dated April 20, 2015. Option award amounts for 2015 reflect options granted to him in 2015 and vested upon separation from the Company.

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

John G. Niedermaier

John Niedermaier serves as the Company’s Chief Financial Officer pursuant to a consulting agreement with The Brenner Group. Under this agreement, the Company is charged an hourly rate by The Brenner Group for hours worked by Mr. Niedermaier on behalf of the Company, a portion of which is paid to Mr. Niedermaier under the terms of his employment agreement with The Brenner Group. The Company paid The Brenner Group an hourly rate of $275 per hour for Mr. Niedermaier’s services in 2015 and 2016.

Jon Rortveit

Mr. Rortveit entered into a letter agreement with the Company, dated May 9, 2013, which provides terms similar to those of Mr. Beyers’ agreement except that he served as Inventergy’s Senior Vice President, IP Acquisitions and Licensing, at an initial starting salary of $243,750 per annum, payable monthly, increasing to $325,000 upon achieving the Approved Milestone along with his own Lump-Sum Cash Bonus. Mr. Rortveit received an initial signing bonus of $54,375 in 2013 with an additional signing bonus of $18,150 in 2014. Through the date of Mr. Rortveit’s resignation on May 6, 2016, the board of directors did not considere any such potential salary increase or Lump Sum Cash Bonus payment. Upon his resignation, Mr. Rortveit entered into a separation agreement with the Company. The separation agreement provided for payment of $21,000 to Mr. Rortveit as separation consideration, which was paid on October 20, 2016.

Wayne P. Sobon

Mr. Sobon entered into a letter agreement with the company, dated May 9, 2013, which provided for terms similar to those of Mr. Beyers’, although he had an initial starting salary of $262,500 per annum, payable monthly, which was to increase to $350,000 upon the achievement of the Approved Milestone, along with his own Lump-Sum Cash Bonus. Mr. Sobon received an initial signing bonus of $56,250 in 2013 with an additional signing bonus of $18,750 in 2014. Through the date of Mr. Sobon’s resignation, effective January 31, 2016 , the board of directors had not considered any such potential salary increase or Lump Sum Cash Bonus payment. Upon his resignation, Mr. Sobon entered into a separation agreement and related consulting agreement with the Company. The separation agreement provided for rescission forgiveness of 29,692 RSAs and the consulting agreement provided for payment of $21,875 per month for three months of consulting services provided to the Company through April 2016. The Company may delay payments under the consulting agreement until certain Company milestones are achieved, but in no case later than March 31, 2017.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2016:

	Option Awards					Stock Awards
Name and Principal Position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph W. Beyers	-	40,000	-	1.41	July 2026	-	-	36,666	(1)	27,500
Chairman & Chief Executive Officer	-	40,000	-	3.10	Oct 2025	-	-	22,221	(2)	16,666
John Niedermaier Chief Financial Officer	-	40,000	-	1.41	July 2026	-	-	36,666	(1)	27,500

(1)	Such unvested options will vest approximately 3,333 per quarter for the next 11 quarters.
(2)	Such unvested options will vest approximately 4,444 per quarter for the next five quarters.

Compensation of Directors

As of December 31, 2016, our directors were compensated as follows (the value attributable to any Stock Awards and Option Awards reflects the grant date fair values of stock or option awards calculated in accordance with FASB Accounting Standards Codification Topic 718):

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)
Francis P. Barton (1)	80,000	-	-	29,206	-	109,206
Robert A. Gordon (2)	35,000	-	-	20,861	-	55,861
William Frank King (3)	45,000	-	-	25,034	-	70,034
Marshall Phelps, Jr. (2)	35,000	-	-	20,861	-	55,861

(1)	Mr. Barton earns $35,000 base compensation and $45,000 as Chair of the Audit Committee (due to the time-intensive nature of this position). Stock awards to Mr. Barton are determined based on the estimated time devoted to his positions by Mr. Barton. The total amount of stock options outstanding as of December 31, 2016 for Mr. Barton was 72,193, of which 41,568 are vested.
(2)	Messrs. Gordon and Phelps, Jr. each earn $35,000 base compensation. Stock awards to Messrs. Gordon and Phelps, Jr. are determined based on the estimated time devoted to their positions by each director. The total amount of stock options outstanding as of December 31, 2016 for Mr. Gordon was 31,430, of which 9,555 are vested. The total amount of stock options outstanding as of December 31, 2016 for Mr. Phelps, Jr. was 32,500, of which 10,625 are vested.
(3)	Mr. King earns $35,000 base compensation and $10,000 as Chair of both the Compensation Committee and the Nominating and Corporate Governance Committee. Stock awards to Mr. King are determined based on the estimated time devoted to his position by Mr. King. The total amount of stock options outstanding as of December 31, 2016 for Mr. King was 41,760, of which 15,510 are vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the total number of shares beneficially owned, as of March 27, 2017, by:

•	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our common stock based solely on such person’s filings with the Securities and Exchange Commission;
•	each of our officers and directors as of such date; and
•	each of our officers and directors as of such date, as a group.

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

As of March 27, 2017, there were 11,532,235 shares of common stock, 5 shares of Series C Preferred Stock, 369 shares of Series D preferred stock and 3,000 shares of Series E preferred stock outstanding.

Entity/Person	Common Stock	% of Class	Series C Preferred Stock	% of Class	Series D Preferred Stock	% of Class	Series E Preferred Stock	% of Class
Alpha Capital Anstalt(1)	575,459	4.99%	1	20.00%			840	28.00%
Anson Investments Master Fund LP(2)	575,459	4.99%	1	20.00%			840	24.00%
Brio Capital Master Fund Ltd.(3)	575,459	4.99%	1	20.00%			480	16.00%
DiamondRock G3, LLC(4)	575,459	4.99%	1	20.00%			480	16.00%
Intracoastal Capital, LLC(5)	575,459	4.99%	1	20.00%			360	12.00%
Alfred Charles Murabito(6)	719,243	6.24%			225	60.98%
Robert A. Gordon(7)(8)	42,804	0.37%			20	5.42%
W. Frank King(7)(9)	51,456	0.45%			19	5.15%
Joseph W. Beyers(7)(10)	805,970	6.99%			25	6.78%
Francis P. Barton(7)(11)	115,046	1.00%			50	13.55%
Marshall Phelps, Jr.(7)(12)	71,086	0.62%			30	8.13%
John Niedermaier(7)(13)	40,000	0.35%
All directors and executive officers as a group (6 persons)	1,126,362	9.77%	—	—	144	39.02%	—	—

(1)	Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into a minimum of 667 shares of common stock, (ii) Series E Preferred Stock, which are convertible into a minimum of 418,953 shares of common stock, and (iii) warrants to purchase 1,232,778 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Konrad Ackermann is the Director of the investor. The address of Mr. Ackermann and the investor is Pradafant 7, Vaduz LI-9490 Liechtenstein.

(2)	Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into a minimum of 667 shares of common stock, (ii) Series E Preferred Stock, which are convertible into a minimum of 418,953 shares of common stock, and (iii) warrants to purchase 1,232,778 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Amin Nathoo is the Director of the investor. The address of Mr. Nathoo and the investor is 5950 Berkshire Lane, Suite 210, Dallas, TX 75225.

(3)	Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into a minimum of 667 shares of common stock, (ii) Series E Preferred Stock, which are convertible into a minimum of 239,402 shares of common stock, and (iii) warrants to purchase 738,159 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Shaye Hirsch is the Director of the investor. The address of Mr. Hirsch and the investor is 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570.

(4)	Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into a minimum of 667 shares of common stock, (ii) Series E Preferred Stock, which are convertible into a minimum of 239,402 shares of common stock, and (iii) warrants to purchase 590,159 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Neil Rock is the Director of the investor. The address of Mr. Rock and the investor is 2071 Via Ladeta, La Jolla, CA 92037.

(5)	Assumes the exercise and/or conversion of the (i) Series C Preferred Stock, which are convertible into a minimum of 667 shares of common stock, (ii) Series E Preferred Stock, which are convertible into a minimum of 179,552 shares of common stock, and (iii) warrants to purchase 542,620 shares of common stock. The ownership of common stock includes the shares to be acquired upon conversion and/or exercise of the preferred stock and warrants held by the stockholder, subject to a 4.99% beneficial ownership limitation. Mr. Keith Goodman is the Director of the investor. The address of Mr. Goodman and the investor is 2211A Lakeside Drive, Bannockburn, IL 60015.

(6)	Assumes the conversion of 225 shares of Series D Preferred Stock, which are convertible into 113,637 shares of common stock.

(7)	The principal address of these stockholders is: c/o Inventergy Global, Inc., 900 E. Hamilton Avenue #180 Campbell CA 95008.

(8)	Consists of 1,272 shares of common stock issued for services and held directly and 31,430 shares of common stock issuable pursuant to options, and assumes the conversion of 20 shares of Series D Preferred Stock, which are convertible into 10,102 shares of common stock.

(9)	Consists of 100 shares of common stock held directly and 41,760 shares of common stock issuable pursuant to options, and assumes the conversion of 19 shares of Series D Preferred Stock, which are convertible into 9,596 shares of common stock.

(10)	Of such shares (a) an aggregate of 580,231 shares of common stock are owned directly by Mr. Beyers (141,214 of which are subject to repurchase by Inventergy at par value prior to vesting in accordance with specified milestones and are subject to Inventergy’s right of first refusal pursuant to the terms of an Amended and Restated Stock Restriction Agreement dated May 9, 2013 (the “Stock Restriction Agreement”)); (b) 70,695 shares of common stock are owned by Mr. Beyers indirectly through the Monte Securities Trust, a revocable trust; and (c) an aggregate of 42,417 shares of common stock are owned indirectly through Montalvo Investments, LLC, an entity controlled by Mr. Beyers but as to which he disclaims beneficial ownership as to 32,110 shares of common stock (2,534 of which shares of common stock are subject to repurchase by Inventergy at par value and subject to Inventergy’s right of first refusal pursuant to a stock restriction agreement). Mr. Beyers total also includes 80,000 shares of common stock issuable pursuant to options and assumes the conversion of 25 shares of Series D Preferred Stock, which are convertible into 12,627 shares of common stock.

(11)	Consists of 72,193 shares of common stock issuable pursuant to options, and assumes the conversion of 50 shares of Series D Preferred Stock, which are convertible into 25,253 shares of common stock.

(12)	Consists of 21,209 shares of restricted common stock originally issued by us pursuant to non-plan stock grants dated February 5, 2013, subject to forfeiture to us upon the termination of the grantee’s service before the shares have vested. With respect to 50% of such shares, 40% thereof vested immediately upon grant and the remaining shares vest annually over a two-year period. With respect to the remaining 50% of the shares, the forfeiture condition lapses and the shares vest upon achieving specified milestones, including repayment of certain senior secured notes, certain licensing stages are completed and acquisitions of additional patent portfolios. 5.975% of these shares (1,268 shares) currently remain subject to forfeiture. All such shares subject to forfeiture are held in escrow by us and subject to a right of first refusal in the event of a proposed sale or transfer. Also includes 2,225 shares of common stock issued for services, 32,500 shares of common stock issuable pursuant to options, and assumes the conversion of 30 shares of Series D Preferred Stock, which are convertible into 15,152 shares of common stock.

(13)	Consists of 40,000 shares of common stock issuable pursuant to options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 23, 2014, the Company entered into a Share Purchase Agreement with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 23,364 shares of our common stock, at a purchase price of $21.40 per share for aggregate consideration to us of up to $500,000. Pursuant to the terms of such agreement and concurrently with the execution of the agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if we did not obtain $6 million or more in debt financing within ten business days of the execution of the agreement. As a result of the Senior Debt Agreement the Company is required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company will not issue any securities as a result of the Share Purchase Agreement. On April 20, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $4.60 per share or a 15% premium to the market price.  As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer.  During the year ended December 31, 2015, $100,000 was repaid. During the year ended December 31, 2016, $50,000 was repaid and the remaining balance of $50,000 was canceled and credited to additional paid-in capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below sets forth the aggregate fees billed for the fiscal years ended December 31, 2016 and December 31, 2015 for (i) professional services rendered by the principal accountant for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$179,220	$144,883
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$179,220	$144,883

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
1.1	Placement Agent Letter Agreement, dated March 31, 2015, between Inventergy Global, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Company on April 1, 2015).
1.2	Placement Agent Letter Agreement, dated December 15, 2015, between Inventergy Global, Inc. and Chardan Capital Markets, LLC (incorporated herein by reference to the Annual Report on Form 10-K filed by the Company on April 4, 2016).
1.3	Placement Agency Agreement, dated October 6, 2016, between Inventergy Global, Inc. and Chardan Capital Markets, LLC (incorporated herein by reference to the Current Report on Form 8-K filed by the Company on October 12, 2016).
3.1	Amended and Restated Certificate of Incorporation of Inventergy Global, Inc. as filed with the Secretary of State of Delaware on June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inventergy Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on December 7, 2014).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 22, 2016).
4.1	Form of Amended and Restated Senior Secured Convertible Note of eOn Communications Corporation (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).
4.2	Form of New Senior Secured Convertible Note of eOn Communications Corporation (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 as amended filed by eOn Communications Corporation on April 10, 2014).
4.3	Guaranty, dated June 6, 2014, by and among Inventergy, Inc., the Company and each Buyer referenced therein. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on June 12, 2014).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on December 18, 2013).
4.5	Form of Placement Agent Warrant issued to investors in relation to March 2014 private placement (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the period ended December 31, 2014).
4.6	Form of Placement Agent Warrant issued to National Securities Corporation in connection with the October 2014 Fortress transaction (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the period ended December 31, 2014).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 1, 2015).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on January 22, 2016).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed by the Company on April 4, 2016).
4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 16, 2016).
4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the company on May 18, 2016).
4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on July 22, 2016).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 7, 2016).
4.15	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Company on September 9, 2016).
4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Company on September 9, 2016).
4.17	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 12, 2016).
10.1	Form of Indemnity Agreement between the Company and certain members of its management (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
10.2	Form of Pre-Existing Lock-up Agreement and Form of Letter Agreement addendum (incorporated by reference to Exhibit 10.1 to the Amendment to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).
10.3	Securities Purchase Agreement, dated March 24, 2014, by and among Inventergy, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
10.4	Patent Rights Assignment Agreement, dated May 15, 2013, by and between Huawei Technologies Co., Ltd. and Inventergy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A initially filed by the Company on June 12, 2014 and amended on July 11, 2014).**
10.5	Patent Purchase Agreement, dated May 23, 2014, by and between Inventergy, Inc. and Nokia Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).**
10.6	Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.7	Amendment No. 1 to Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.8	Form of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.9	Senior Note, dated October 1, 2014, issued jointly by Inventergy Global, Inc. and Inventergy, Inc. to DBD Credit Funding, LLC. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.10	Patent License Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.11	Patent Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.12	Security Agreement, dated October 1, 2014, by and between Inventergy Global, Inc., Inventergy, Inc. and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.13	Subscription Agreement, dated October 1, 2014, by and between Inventergy Global, Inc. and DBD Credit Funding LLC. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.14	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Joseph W. Beyers (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.15	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Wayne Sobon (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.16	Employment Offer Letter, dated May 9, 2013, by and among Inventergy, Inc. and Jon Rortveit (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.17	Senior Note, dated February 25, 2015, issued jointly by Inventergy Global, Inc. and Inventergy Inc. to DBD Credit Funding LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.18	Consulting Engagement Agreement, effective April 20, 2015, between Inventergy Inc. and The Brenner Group (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.19	Inventergy Global Inc. 2014 Stock Plan: Summary Stock Grant (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).
10.20	Securities Purchase Agreement, dated March 31, 2015, between Inventergy Global, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 1, 2015).
10.21	Amended and Restated Revenue Sharing and Note Purchase Agreement, originally dated as of October 1, 2014 and amended and restated as of February 25, 2015, by and between Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and CF DB EZ LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on From 10-Q for the period ended March 31, 2015).**
10.22	First Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Warrant, dated as of October 30, 2015, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding, LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Company on April 4, 2016).
10.23	Second Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement, dated as of November 30, 2015, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated bv reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on April 4, 2016).**
10.24	Patent Purchase Agreement, dated October 31, 2013, by and between Panasonic Corporation and Inventergy, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K initially filed by the Company on June 12, 2014 and amended on July 11, 2014).**
10.25	Amendment to Patent Purchase Agreement, dated December 31, 2015, between Inventergy Inc. and Panasonic Corporation (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the Company on April 4, 2016).**
10.26	Securities Purchase Agreement, dated as of January 21, 2016, between Inventergy Global, Inc. and the purchasers listed on the signature page thereto (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 22, 2016).
10.27	Third Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement, dated as of March 1, 2016, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016).**
10.28	Securities Purchase Agreement, dated as of May 13, 2016, between Inventergy Global, Inc. and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2016).
10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 18, 2016).
10.30	Securities Purchase Agreement, dated July 21, 2016, between Inventergy Global, Inc. and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 22, 2016).
10.31	Fourth Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Amendment to Security Agreement and Warrant, dated as of August 19, 2016, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 7, 2016).**
10.32	Amendment No. 2 to Inventergy Global, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 10, 2015).
10.33	Amendment No. 3 to 1nventergy Global Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 29, 2016).
10.34	Form of Securities Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1/A filed by the company on September 9, 2016).
10.35	Fifth Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement, dated as of September 26, 2016, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 29, 2016).
10.36	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 12, 2016).
10.37	Form of Consent to Subsequent Financing (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 12, 2016).
10.38	Sixth Amended and Restated Revenue Sharing and Note Purchase Agreement, dated November 14, 2016, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto.*
10.39	Seventh Amended and Restated Revenue Sharing and Note Purchase Agreement, dated November 21, 2016, among Inventergy Global, Inc., Inventergy, Inc., DBD Credit Funding LLC and the Revenue Participants and Note Purchasers thereto.*
10.40	Eighth Amended and Restated Revenue Sharing and Note Purchase Agreement dated December 5, 2016 among Inventergy Global, Inc., Inventergy, Inc., eOn Communications Systems, Inc., Inventergy Holding, LLC, Inventergy IOT, LLC, Inventergy LBS, LLC, DBD Credit Funding LLC and CF DB EZ LLC.*
10.41	Restructuring Agreement, dated December 22, 2016, by and between Inventergy Global, Inc., Inventergy, Inc., eOn Communications Systems, Inc., Inventergy Holding, LLC, Inventergy IOT, LLC, Inventergy LBS, LLC, DBD Credit Funding LLC and CF DB EZ LLC.**
10.42	Amendment to the Securities Purchase Agreement, dated January 25, 2017, by and between Inventergy Global, Inc. and each of the holders of Series E Convertible Preferred Stock of the company.*
10.43	Form of Lock-Up Agreement, dated March 8, 2017, between the Company and the holders of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 13, 2017).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed by the Company on June 12, 2014).
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.
**	Confidential Treatment has been granted for portions of this exhibit.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inventergy Global, Inc.

Date: March 31, 2017	By:	/s/Joseph W. Beyers
Joseph W. Beyers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ John G. Niedermaier
John G. Niedermaier
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph. W. Beyers	March 31, 2017
Joseph W. Beyers
Director

By:	/s/ John G. Niedermaier	March 31, 2017
John G. Niedermaier
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Francis P. Barton	March 31, 2017
Francis P. Barton
Director

By:	/s/ W. Frank King	March 31, 2017
W. Frank King
Director

By:	/s/ Marshall Phelps, Jr.	March 31, 2017
Marshall Phelps, Jr.
Director

By:	/s/ Robert A. Gordon	March 31, 2017
Robert A. Gordon
Director

