Form 10-Q
period 2017-03-31
Inventergy Global, Inc.
filed 2017-05-15
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 11, 2017, the registrant had 13,067,235 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,954	$1,476,774
Accounts receivable	11,021	20,818
Prepaid expenses and other current assets	1,185,128	978,371
Deferred expenses, current	89,472	97,409
Total current assets	1,445,575	2,573,372
Property and equipment, net	4,009	8,260
Patents, net	6,781,196	7,158,941
Intangible assets, net	244,833	273,083
Goodwill	8,858,504	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$17,353,110	$18,891,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,698,224	$1,639,630
Accrued expenses and other current liabilities	208,629	172,441
Guaranteed payments, current	2,200,000	2,200,000
Senior notes payable, current	9,089,858	8,144,306
Deferred revenue	400,000	400,000
Total current liabilities	13,596,711	12,556,377
Deferred revenue, non-current	746,429	846,429
Senior notes payable, net of discount	-	-
Senior revenue share, net of discount	3,948,153	3,948,153
Total liabilities	18,291,293	17,350,959

Commitments and Contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series C convertible preferred stock: 2,500 shares designated, 5 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $5,000 at March 31, 2017 and December 31, 2016)	-	-
Series D convertible preferred stock: 1,500 shares designated, 369 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $369,000 at March 31, 2017 and December 31, 2016)	-	-
Series E convertible preferred stock: 3,000 shares designated, 3,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $3,000,000 at March 31, 2017 and December 31, 2016)	3	3
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,532,235 shares issued and outstanding at March 31, 2017 and December 31, 2016	11,532	11,532
Additional paid-in capital	64,614,065	64,532,323
Accumulated deficit	(65,563,783)	(63,003,664)
Total stockholders' equity	(938,183)	1,540,194
Total liabilities and stockholders' equity	$17,353,110	$18,891,153

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$103,605	$126,971

Operating Expenses
Cost of revenues	36,187	49,125
Patent amortization expense	377,745	377,745
General and administrative	1,200,761	1,595,221
Total operating expenses	1,614,693	2,022,091

Loss from operations	(1,511,088)	(1,895,120)

Other income (expense)
Gain on debt extinguishment	-	2,434,661
Decrease in fair value of derivative liabilities	-	(2,795)
Interest expense, net	(1,049,031)	(1,028,583)
Total other income (expense), net	(1,049,031)	1,403,283

Net loss	(2,560,119)	(491,837)

Deemed dividend on preferred stock	-	(466,667)

Net loss attributable to common shareholders	$(2,560,119)	$(958,504)

Basic and diluted loss per share	$(0.22)	$(0.23)

Weighted average shares outstanding, basic and diluted	11,525,305	4,155,382

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,560,119)	$(491,837)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,251	4,251
Gain on debt extinguishment	-	(2,434,661)
Decrease in fair value of derivative liabilities	-	2,795
Amortization of discount on notes payable	945,552	759,869
Accrued interest on patents purchased	-	52,067
Amortization of patents and acquired contracts	405,995	405,995
Stock-based compensation	91,234	130,358
Changes in operating assets and liabilities
Accounts receivable	9,797	(6,281)
Prepaid expenses and other current assets, net	(216,249)	133,931
Deferred expenses	7,937	20,875
Accounts payable	58,594	(95,287)
Accrued expenses and other current liabilities	36,188	172,238
Deferred revenue	(100,000)	150,000
Net cash used in operating activities	(1,316,820)	(1,195,687)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	2,175,000
Payments on senior notes payable	-	(658,757)
Payments on related party note payable	-	(25,000)
Net cash provided by financing activities	-	1,491,243

Net increase (decrease) in cash and cash equivalents	(1,316,820)	295,556

Cash and cash equivalents, beginning of period	1,476,774	554,556

Cash and cash equivalents, end of period	$159,954	$850,112

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$218,139

Supplemental disclosures of non-cash investing and financing activities
Fair value of common stock warrants	$341,535	$760,461

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

1. Organization

Inventergy Global, Inc. (“Inventergy,” “Company,” “we,” “us,” or “our”) is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. Our original monetization and licensing business was enhanced in April 2016, when the Company formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”): Monetization through enforcement of the 740 telecommunications patents previously owned by the Company (“the Patents”) which were transferred to INVT SPE LLC (“INVT SPE”) in April 2017 as more fully explained in Note 5.

In addition, the Company has an access control and security product/service business which provides royalty revenue based on the sale of such products under a licensing agreement (“ECS” or “the ECS business”).

The Company’s two core strategies are to (1) commercialize IP by establishing partnerships with companies that have developed or acquired IP with potential applications in large, growing markets, and (2) assist the Managing Member (as defined below) as needed with the monetization efforts for the Patents under the PRIP, sharing in the proceeds of such efforts after monetization costs and other contractual and priority payments are covered.

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

At March 31, 2017, the Company has an accumulated deficit since inception of $65,563,783 (including a net loss for the quarter ended March 31, 2017 of $2,560,119) as well as negative cash flows from operations and had negative working capital of $12,151,136. As of May 11, 2017, the Company had remaining cash of $276,090 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS business of approximately $363,000, increased debt borrowing from the Senior Lender (as defined below) of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP (see Note 5), but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents to INVT SPE under the PRIP, which was completed in April 2017, will result in the net book value of the Patents being removed from our balance sheet as of April 30, 2017. In addition, the Senior Notes (as defined below) and revenue share liabilities will be extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, the business will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $4.1 million for the next twelve months, consisting of approximately $2.3 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.5 million in facilities and infrastructure costs and $1.3 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for three months from the filing date of this quarterly report on Form 10-Q.

The Company previously acquired an aggregate of approximately 740 currently active patents and patent applications (the “Patents”) for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD” or “Senior Lender”) and CF DB EZ LLC (the "Managing Member”) (see Note 5), under which the Patents were assigned to INVT SPE in April 2017. The Company is required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio, so long as such net monetization revenues are sufficient.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of March 31, 2017, the Company has not established any reserves for uncollectable accounts.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company in a business combination. The carrying amount of goodwill will be tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit.

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

Stock-based compensation

The Company has a stock option plan under which incentive and non-qualified stock options and restricted stock awards (“RSAs”) are granted primarily to employees. All share-based payments to employees, including grants of employee stock options and RSAs, are recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are reported as an operating cash flow.

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

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this standard for its fiscal year 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. This Update is part of the FASB’s simplification initiative. The areas of simplification involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this standard for its fiscal year 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

3. Patents

Patent intangible assets consisted of the following at March 31, 2017:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	5.65	$11,893,745	$(5,112,549)	$6,781,196
Total patent intangible assets		$11,893,745	$(5.112.549)	$6,781,196

Patent intangible assets consisted of the following at December 31, 2016:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	5.9	$11,893,745	$(4,734,804)	$7,158,941
Total patent intangible assets		$11,893,745	$(4,734,804)	$7,158,941

Following the establishment of INVT SPE for the PRIP and the related assignment of the Patents to INVT SPE which occurred in April 2017 (see Note 5), minimal patent amortization expenses are expected in future periods.

4. Fair Value Measurements

As discussed in Note 6, in January 2014, the Company issued warrants to purchase 23,858 shares of common stock at an exercise price of $30.40 to a placement agent. The exercise price is subject to adjustment and has been subsequently adjusted to $22.70 per share. The warrants may be exercised without cash consideration in lieu of forfeiting a portion of shares. Accordingly, the Company recognized a derivative liability at fair value upon issuance of the warrants. The Company estimated the fair value of the derivative liability using a widely-accepted equity pricing model. The fair value of the derivative liability as of December 31, 2015 was estimated using the following assumptions:

Expected volatility	60%
Risk free rate	1.31%
Dividend yield	0%
Expected term (in years)	3.0726

The assumptions utilized were derived in a similar manner as discussed in Note 7 related to the fair value of stock options.

The Company revalues the derivative liabilities at the end of each reporting period using the same models as at issuance, updated for new facts and circumstances, and recognizes the change in the fair value in the statements of operations as other income (expense). The following sets forth a summary of changes in fair value of the Company’s level 3 liabilities measured on a recurring basis for the three months ended March 31, 2016 and 2017:

Common Stock Warrants
Balance at December 31, 2015	$4,145
Change in fair value	2,795
Balance at March 31, 2016	$6,940

5. Borrowing Arrangements

On September 23, 2014, the Company entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Joseph W. Beyers, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Beyers up to 23,364 shares of its common stock, at a purchase price of $21.40 per share for aggregate consideration to the Company of up to $500,000. Pursuant to the terms of the Share Purchase Agreement and concurrently with the execution of the Share Purchase Agreement, Mr. Beyers made an initial payment of $300,000 to the Company towards the aggregate purchase price. The shares were only to be issued if the Company did not obtain $6.0 million or more in debt financing within ten business days of the execution of the Share Purchase Agreement. As a result of the Senior Debt Agreement (as defined below), the Company was required to return the $300,000 in cash previously prepaid by Mr. Beyers and the Company did not issue any securities as a result of the Share Purchase Agreement. During the year ended December 31, 2015, the Company’s Board of Directors approved the application of $100,000 of this amount towards the purchase of shares of the Company’s common stock at price per share equal to the greater of $4.60 per share or a 15% premium to the market price. As a result, on June 26, 2015, the Company sold 21,740 shares of previously unissued common stock at a price of $4.60 per share to the Chief Executive Officer. During the year ended December 31, 2015, $100,000 was repaid. During the year ended December 31, 2016, $50,000 was repaid and the remaining balance of $50,000 was canceled and credited to additional paid-in capital.

On October 1, 2014, the Company and its wholly-owned subsidiary, Inventergy, Inc., entered into the Revenue Sharing and Note Purchase Agreement with DBD, a Note Purchaser (as defined below) who also serves as collateral agent (the “Collateral Agent”) and a Revenue Participant (as defined below). On February 25, 2015, the Company, Inventergy, Inc. and the Senior Lender entered into the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Senior Debt Agreement”). Pursuant to the Senior Debt Agreement, the Company issued an aggregate of $12,199,500 in Senior Notes (“Senior Notes”) to the purchasers identified in the Senior Debt Agreement (the “Note Purchasers”). As a result of the issuance of the Senior Notes and the sale of 50,000 shares of the Company’s common stock (the “Senior Lender Shares”) to the Revenue Participant, after the payment of all purchaser-related fees and expenses relating to the issuance of the Senior Notes and Senior Lender Shares, the Company received net proceeds of $11,137,753 (less issuance costs of $476,868). The Company used the net proceeds to pay off existing debt and for general working capital purposes. The unpaid principal amount of the Senior Notes bears cash interest equal to LIBOR plus 7% (total interest rate of 8.69%). In addition, a 3% per annum paid-in-kind (“PIK”) interest will be paid by increasing the principal amount of the Senior Notes by the amount of such interest. The PIK interest shall be treated as principal of the Senior Notes for all purposes of interest accrual or calculation of any premium payment. In connection with the execution of the Senior Debt Agreement, the Company paid to the Note Purchasers a structuring fee equal to $385,000, which was accounted for as a discount on notes payable.

The principal of the Senior Notes and all unpaid interest thereon or other amounts owing thereunder when originally due, shall be paid in full in cash by the Company on September 30, 2017 (the “Maturity Date”). As of March 31, 2017, the Company has repaid $3,787,016 of the Senior Notes.

Upon receipt of any revenues generated from the monetization of the patents identified in the Senior Debt Agreement (the “Monetization Revenue”), the Company was required to apply, towards its obligations pursuant to the Senior Notes, 86% of the difference between (a) any revenues generated from the Monetization Revenue less (b) any litigation or licensing related third party expenses (including fees paid to the original patent owners) reasonably incurred by the Company to earn Monetization Revenue, subject to certain limits (such difference defined as “Monetization Net Revenues”). If Monetization Net Revenue was applied to outstanding principal of the Senior Notes (defined as “Mandatory Prepayments”), such Mandatory Prepayments were not subject to a prepayment premium. To the extent that any obligations under the Senior Notes were past due, including if such payments were past due as a result of an acceleration of the Senior Notes or certain conditions of breach or alleged breach had occurred, the percentage would have increased from 86% to 100%. The terms described in this paragraph have been superseded by the terms of the Restructuring Agreement upon the assignment of the Patents to INVT SPE in April 2017, as more fully explained below.

In addition to the Mandatory Prepayments, the Company was also required to make monthly amortization payments (the “Amortization Payments”) in an amount equal to (x) the then outstanding principal amount divided by (y) the number of months left until the Maturity Date. Such Amortization Payments, along with minimum liquidity requirements, were deferred until May 1, 2017 by the terms of the Restructuring Agreement (see below).

Pursuant to the Senior Debt Agreement, as amended, the Company granted to the purchasers identified in the Senior Debt Agreement (the “Revenue Participants”) a right to receive a portion of the Monetization Revenues totaling $11,284,538 (the “Revenue Stream”). The Revenue Participants were not to receive any portion of the Revenue Stream until all obligations under the Original Senior Notes were paid in full. Following payment in full of the Original Senior Notes, the Company was to pay to the Revenue Participants their proportionate share of the Monetization Net Revenues. The Revenue Participant’s proportionate share is equal to 75% of Monetization Net Revenues until $5,000,000 has been paid to the Revenue Participants, then 50% of Monetization Net Revenues until the remaining $6,284,538 has been paid to the Revenue Participants. All Revenue Stream Payments were to be payable on a monthly basis in arrears. The rights of the Revenue Participants to the Revenue Stream were secured by all of the Company’s current patent assets and the cash collateral account, in each case junior in priority to the rights of the Note Purchasers. In connection with the Revenue Participants’ right to receive a portion of the Company’s Monetization Revenues, the Company has recorded a net liability of $3,948,153, which represents the amount of the expected Monetization Revenues, discounted 18% over the expected life of the revenue share agreement. In conjunction with an amendment to the Senior Debt Agreement, as amended, dated March 1, 2016, the Company determined that the change in expected cash flows was greater than 10% as compared to the Senior Debt Agreement prior to such amendment and, therefore, a debt extinguishment was deemed to have occurred. When recording the new present value of the debt and revenue share, which was computed using a discount rate of 18%, a gain on debt extinguishment of $2,434,661 was recognized in the twelve-month period ended December 31, 2016. The Revenue Stream payment terms described in this paragraph have been superseded by the terms of the Restructuring Agreement upon the assignment of the Patents to INVT SPE in April 2017, as more fully explained below.

As part of the Senior Debt Agreement, the Company and the Collateral Agent entered into a Patent License Agreement, under which the Company agreed to grant to the Collateral Agent a non-exclusive, royalty-free and worldwide license to certain of its Patents.

As part of the transaction, the Company granted the Note Purchaser and Revenue Participant a first priority security interest in all of the Company’s currently owned patent assets and all proceeds thereof, as well as a general security interest in all of the assets of the Company and its subsidiaries.

In connection with the execution of the Senior Debt Agreement, the Company issued the Senior Lender Shares at $20.00 per share to the Revenue Participant for an aggregate purchase price of $1,000,000. The Senior Lender Shares were issued pursuant to a subscription agreement dated October 1, 2014. In addition, the Company issued to the Senior Lender seven-year warrants to purchase 50,000 shares of common stock at an exercise price of $11.40 per share. The exercise price of these warrants was subsequently changed to $2.54 per share as part of the second amendment to the Senior Debt Agreement.

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

Restructuring Agreement and Patent Residual Interest Program

In December 2016, the Company and the Senior Lender and the Managing Member entered into a Restructuring Agreement (the “Restructuring Agreement”) to further amend the Senior Debt Agreement. Pursuant to the Restructuring Agreement, the Managing Member will have the sole discretion to make any and all decisions relating to the Company’s patents and patent monetization activities (excluding future acquired patents related to Inventergy Innovations, LLC, a subsidiary of Parent, and related monetization activities), including the right to license, sell or sue unauthorized users of the Patents (the “Monetization Activities”).

In addition, the Restructuring Agreement modifies the revenue share provided for in the Senior Debt Agreement such that all proceeds from the Monetization Activities will be applied as follows: (i) first, to pay for certain third party expenses incurred by the Company, the Managing Member or third party brokers in relation to the Monetization Activities, (ii) second, to pay up to $2.2 million of the Company’s outstanding principal debt to a third party from whom the Company previously purchased certain Patents, in the event any Monetization Activity is directly attributable to those certain Patents, (iii) third, if a Monetization Activity triggers a payment with respect to a retained interest owed to a party from whom the Company originally purchased the Patents, payment will be made to such prior owner, as required, (iv) fourth, to the Managing Member until the Managing Member has received (x) reimbursement of any amounts advanced by the Managing Member pursuant to the Restructuring Agreement plus 20% annual interest on such advances plus (y) $30.5 million less any amounts paid to the Managing Member for the note obligations under the Senior Debt Agreement after December 22, 2016, and (v) fifth, after all of the foregoing payment obligations are satisfied, 70% to the Managing Member and 30% to the Company.

The Restructuring Agreement requires that the Company obtain stockholder approval and consents of third parties to the assignment of the Patents to a newly created special purpose entity, or SPE. Stockholder approval was obtained at a special meeting of stockholders on March 8, 2017 and in April 2017 the Company completed all requirements under the Restructuring Agreement and the Patents were transferred to the SPE. The SPE, INVT SPE, will be managed by the Managing Member, and the economic arrangements provided for under the Restructuring Agreement are reflected in the governing documents for INVT SPE.

Upon the transfer of the Patents to INVT SPE, the Senior Notes and the revenue share liabilities were extinguished, the Company was relieved of any scheduled amortization (instead, payments to the Senior Lender will only be required out of Monetization Revenues), the liquidity covenant no longer applies, and the Company has been relieved from any further responsibility to maintain the Patents, retroactive to December 22, 2016. See also Note 10, “Subsequent Event”.

The Restructuring Agreement is subject to certain events of default, including, among other things, liquidation or dissolution, change of control, bankruptcy, the Company’s failure to make payments pursuant to the terms of the Restructuring Agreement or the Company’s failure to perform or observe certain covenants. Upon the occurrence of an event of default, the Senior Lender may proceed to protect and enforce its rights through seeking the Company’s specific performance of any covenant or condition, as set forth in the Restructuring Agreement, or may declare the remaining unpaid balance owed under the Senior Debt Agreement, as amended, and any other amounts owed pursuant to the Restructuring Agreement to be immediately due and payable.

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

On October 12, 2016, the Company completed a registered public offering (the “Offering”) of shares of common stock and warrants with gross proceeds of $6.0 million. Investors received 6,000,000 shares of the Company’s common stock at a price of $1.00 per share and warrants to purchase up to 6,000,000 shares of common stock, exercisable for a period of five years, with an exercise price of $1.00 per share. The warrants are exercisable immediately. Net proceeds of the Offering paid to the Company, after fees and expenses, were approximately $5.1 million. The Company used approximately $1.3 million of the net proceeds to redeem substantially all of the remaining outstanding Series C Convertible Preferred Stock (“Series C Preferred Stock”), and the remaining $3.8 million is being used to fund its operations. The holders of the Company's Series C Preferred Stock and Series E Convertible Preferred Stock (“Series E Preferred Stock”) consented to having the first $3.8 million of net proceeds from the Offering go to the Company’s working capital before applying any proceeds of the Offering to the redemption of such preferred stock in consideration for a reduction in the exercise price of the July 2016 warrants to $1.43 and the May 2016 warrants to $1.86 and a 15% increase in the redemption premium of the Series E Preferred Stock if not redeemed on or before January 25, 2017. A registration statement for the securities sold in the Offering was previously filed on Form S-1 (File No. 333-211211), which was declared effective on September 16, 2016 by the Securities and Exchange Commission.

On May 16, 2016, the Company entered into a securities purchase agreement (the “2016 Purchase Agreement”) with certain investors (the “2016 Purchasers”) pursuant to which the Company sold 648,000 shares of its common stock (the “2016 Shares”) at a purchase price of $2.005 per share resulting in gross proceeds to the Company of $1.3 million (the “2016 Registered Direct Offering”). In connection with the purchase of the 2016 Shares, each 2016 Purchaser received a warrant to purchase up to the number of shares of the Company’s common stock equal to 100% of the 2016 Shares purchased by each of the 2016 Purchasers pursuant to the 2016 Purchase Agreement. The Warrants have an exercise price of $2.005 per share, became exercisable on the date of issuance and expire five years from the date of issuance. The 2016 Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement filed on May 16, 2016 in connection with the 2016 Registered Direct Offering. The 2016 Registered Direct Offering closed on May 18, 2016. In connection with the 2016 Registered Direct Offering, the Company entered into an engagement agreement with Chardan Capital Markets (“Chardan”) to act as its exclusive placement agent. Pursuant to the agreement with Chardan, the Company paid to Chardan $116,932 in cash.

On March 31, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold 467,392 shares of its common stock at a purchase price of $4.60 per share resulting in gross proceeds to the Company of $2.15 million (the “2015 Registered Direct Offering”). The 2015 Registered Direct Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-199647), which was declared effective on November 10, 2014, and a related prospectus supplement to be filed on April 2, 2015 in connection with the 2015 Registered Direct Offering. The 2015 Registered Direct Offering closed on April 6, 2015.

In connection with the 2015 Registered Direct Offering, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to act as its exclusive placement agent. Pursuant to the Placement Agent Agreement, the Company paid Ladenburg $106,000 in cash, issued to Ladenburg 5,762 five-year warrants with an exercise price of $5.75 per share (the “RD Warrants”) and reimbursed Ladenburg for certain expenses. In addition, the Company paid to Laidlaw & Company (UK) Ltd. $50,000 in cash and issued 10,870 RD Warrants in connection with certain tail fees owed to them as a result of the 2015 Registered Direct Offering. The RD Warrants allow for cashless exercise in certain situations and contain piggyback registration rights for the seven-year period commencing on March 31, 2015.

Shares of common stock reserved for future issuance were as follows as of March 31, 2017:

Series C Convertible Preferred Stock	3,335
Series D Convertible Preferred Stock	186,367
Series E Convertible Preferred Stock	1,496,262
Options to purchase common stock	514,772
Shares reserved for issuances pursuant to 2014 Plan (as defined below)	175,046
Warrants	11,615,849
Total	13,991,631

Convertible preferred stock

Convertible preferred stock as of March 31, 2017 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference

Series C	$1,000.00	2,500	2,500	5	$5,000

Series D	$1,000.00	750	369	369	$369,000

Series E	$1,000.00	3,000	3,000	3,000	$3,000,000

On January 21, 2016, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain institutional accredited investors (the “Series C Investors”). Pursuant to the Series C Purchase Agreement, the Company sold to the Series C Investors in a private placement 2,500 shares of Series C Preferred Stock, each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock was immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock was immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is included in Net Loss Attributable to Common Shareholders. In July and October, 2016, the Company redeemed an aggregate of 2,474 shares of the Series C Preferred Stock for $3,837,400, which included a redemption premium of $1,363,400. In addition, a total of 21 shares of Series C Preferred Stock were converted to common stock in September and October, 2016, leaving five shares of Series C Preferred Stock outstanding as of March 31, 2017.

Each Series C Investor also received a common stock purchase warrant (the “Series C Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Investor’s subscription amount divided by $1.50, for a total of 1,416,668 shares. The Series C Warrants are exercisable for a term of five years commencing six months after the closing of the transaction at a cash exercise price of $1.79 per share. In the event that the shares underlying the Series C Warrants are not subject to a registration statement at the time of exercise, the Series C Warrants may be exercised on a cashless basis after six months from the issuance date. The Series C Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends, dilutive equity issuances (so long as the Series C Preferred Stock is outstanding) and fundamental transactions.

The Series C Purchase Agreement required the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock in excess of 19.99% of the outstanding common stock and the removal of the adjustment floor within 120 days of the execution of the Series C Purchase Agreement.  The Company obtained the requisite shareholder approval on June 28, 2016. Additionally, until the Series C Preferred Stock is no longer outstanding, the Series C Investors may participate in future offerings for up to 50% of the amount of such offerings.

The Company utilized a placement agent who received a commission equal to 10% of the gross proceeds of the offering for an aggregate commission of $250,000. The placement agent will also be entitled to receive a cash fee from the exercise of the Series C Warrants. The Company paid for the Series C Investors’ legal expenses of $25,000, and paid legal fees of $50,000 to the Company’s outside counsel.

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

Each Series D Investor also received a common stock purchase warrant (the “Series D Warrants”) to purchase up to a number of shares of common stock equal to 85% of such Series D Investor’s subscription amount. The Series D Warrants are exercisable for a term of five years commencing six months and one day after the closing of the Financing (the “Initial Exercise Date”) at a cash exercise price of $1.87 per share. Fifty percent of the Series D Warrants vested immediately and the remainder of the Series D Warrants will vest only if a Series D Investor’s shares of Series D Preferred Stock remain outstanding at the Initial Exercise Date. In the event the shares underlying the Series D Warrants are not subject to a registration statement at the time of exercise, the Series D Warrants may be exercised on a cashless basis after six months from the issuance date. The Series D Warrants also contain provisions providing for an adjustment in the exercise price upon the occurrence of certain events, including stock splits, stock dividends and fundamental transactions. The Series D Purchase Agreement contains customary representations, warranties, and covenants, including covenants relating to public reporting and the use of proceeds.

On July 21, 2016, the Company entered into an agreement (the “Series E Purchase Agreement”) to sell $3.0 million of Series E Preferred Stock and warrants to certain institutional accredited investors (the “Series E Investors”). Pursuant to the Series E Purchase Agreement, the Company sold to the Series E Investors in a private placement 3,000 shares of Series E Preferred Stock, each having a stated value of $1,000, for aggregate gross proceeds of $3.0 million. The Series E Preferred Stock was immediately convertible into 1,496,262 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $2.005 per share, subject to adjustment. The Company used part of the proceeds from the sale of Series E Preferred Stock to redeem 70% of the outstanding Series C Preferred Stock. In addition, pursuant to the terms of the Series E Purchase Agreement, each of the Series C Investors was entitled to receive an additional premium such that the aggregate redemption amount is 162% of the stated value of the Series C Preferred Stock for the first 60 days after the date of the Series E Purchase Agreement and 180% thereafter.  Following subsequent amendments to the Series E Purchase Agreement, the Series E Preferred Stock is redeemable at the option of the Company at 170% of the then outstanding conversion amount, and is convertible into common stock at a conversion price equal to the lesser of (a) $2.005 per share, or (b) 65% of the volume weighted average price of our common stock for ten consecutive days prior to the applicable conversion date). The Series E Purchase Agreement required the Company to hold a special meeting of stockholders to seek the approval of the holders of its common stock for the issuance of the number of shares of common stock issuable upon the conversion of the Series E Preferred Stock in excess of 19.99% of the outstanding common stock within 120 days of the execution of the Series E Purchase Agreement.  The Company obtained the requisite shareholder approval on March 8, 2017.

On January 25, 2017, the Company entered into an amendment (the “Series E Amendment”) to the Series E Purchase Agreement, with each of the holders of the Series E Preferred Stock. Pursuant to the Series E Amendment, the Company (i) extended the date for redemption by the Company of the Series E Preferred Stock from January 25, 2017 until March 8, 2017; (ii) increased the optional redemption amount payable to the holders of the Series E Preferred Stock after January 25, 2017 from 165% to 170% of the aggregate conversion amount then outstanding, and (iii) issued to the holders of the Series E Preferred Stock 5.5-year warrants (the “Series E Warrants”) to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Series E Warrants are not exercisable for six months following the date of issuance.

On March 8, 2017, the Company entered into a lock-up agreement with each of the holders of the Series E Preferred Stock of the Company (the “Series E Stockholders”) pursuant to which the Series E Stockholders agreed not to sell any common stock obtained upon conversion of the Series E Preferred Stock, until after March 31, 2017, for less than $0.50 per share.

Warrants

Common stock warrants outstanding as of March 31, 2017 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
1,000,000	6.39	$0.600
6,000,000	4.53	$1.000
1,000,000	6.39	$2.005
1,271,826	4.31	$2.005
648,000	4.13	$2.01
158,416	4.12	$1.87
1,416,668	3.81	$1.79
50,000	4.92	$2.54
10,870	3.02	$4.60
5,762	3.02	$5.75
27,449	2.87	$20.00
23,858	1.83	$22.70
3,000	0.59	$26.60
11,615,849	4.70	$1.43

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

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	71,431	369,887	$4.64
Authorized	250,000	-	$-
Options granted	(305,000)	305,000	$1.41
Options forfeited	153,095	(153,095)	$3.10
Options expired	5,520	(7,020)	$34.72
Balance at December 31, 2016	175,046	514,772	$2.77
Options granted	-	-	$-
Options forfeited	-	-	$-
Options expired	-	-	$-
Balance at March 31, 2017	175,046	514,772	$2.77
Total vested and expected to vest shares (options)		514,772	$2.77
Total vested shares (options)		229,279	$4.16

As of March 31, 2017, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at March 31, 2017 was zero, since all of the options were out-of-the-money at March 31, 2017.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of March 31, 2017, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

The following table summarizes information with respect to stock options outstanding at March 31, 2017:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$1.41	305,000	9.31	$1.41	60,420	$1.41
$3.10	182,528	8.55	$3.10	141,615	$3.10
$5.60	2,500	0.08	$5.60	2,500	$5.60
$11.40	17,674	0.08	$11.40	17,674	$11.40
$30.40	7,070	0.08	$30.40	7,070	$30.40
	514,772	8.55	$2.77	229,279	$4.16

Stock-based compensation expense

There were no stock options granted during the three months ended March 31, 2017 or March 31, 2016.

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
General and administrative	$91,234	$130,358

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of March 31, 2017, there were total unrecognized compensation costs of $332,847 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.41 years.

Non-employee stock-based compensation expense

The Company previously issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $20,264 and $58,552 for the three months ended March 31, 2017 and March 31, 2016, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

8. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three-month periods ended March 31, 2017 and 2016.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2017 and 2016.

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

Years ending December 31:
2017	39,192
Total	$39,192

Rent expense was $27,152 in each of the three months ended March 31, 2017 and 2016.

Guaranteed payments

The Company entered into two agreements to purchase certain patent assets under which guaranteed payments were originally required. The first agreement originally required unconditional guaranteed payments of $18,000,000 to be paid out of net revenues from patent licensing receipts through December 31, 2017. This agreement was amended in December 2015 and eliminated all guaranteed payments and interest payments payable on any guaranteed payments, and provided that the Company will pay the other party solely based on net revenues earned for the licensing and/or sale of the patents sold to the Company under the original agreement. In conjunction with the elimination of the $16.3 million liability for guaranteed payments and $1.0 million liability for accrued interest as of December 31, 2015 in accordance with this amendment, the Company also eliminated $16.3 million of related deferred expenses as of December 31, 2015. The original agreement with this party also stated that if the Company’s market capitalization fell below the aggregate dollar amount that the Company owed at that relevant point in time to the other party (but only prior to full payment), the party may exercise a limited right to repurchase the acquired patent portfolio assets at a purchase price at least equal to the amount the Company originally paid. Due to the elimination of the guaranteed payments, the party’s right to repurchase the patents can now only be triggered if the Company ceases to be a public company with securities listed on Nasdaq, another stock exchange or any over-the-counter quotation service. As of March 31, 2017, the Company was in compliance with the terms of the agreement.

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

10. Subsequent Events

On April 7, 2017, the Company received notice from Nasdaq that its stockholders’ equity of $1,540,194 as reported on its Annual Report on Form 10-K for the year ended December 31, 2016, was below Nasdaq’s minimum stockholders’ equity requirement for continued listing of $2,500,000. The Company requested a hearing to appeal this determination and, by letter dated April 17, 2017, Nasdaq granted the appeal to be heard on June 1, 2017. Management is unable to predict the outcome of this hearing or that the Company will be able to regain compliance with the Nasdaq requirement.

On April 27, 2017, the Company completed its requirements under the Restructuring Agreement and the Patents were transferred to INVT SPE. As of this date, the Company was relieved of its obligations under its prior agreements with the Senior Lender, including any scheduled amortization payments to the Senior Lender, the liquidity covenant no longer applies, and the Company was relieved from any further responsibility to maintain the Patents, retroactive to December 22, 2016. The accounting effect of these events, as well as the resulting accounting for debt extinguishment and assignment of the Patents to INVT SPE, will be reflected in the Company’s financial statements in the quarter ended June 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

The Company is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. The Company enhanced its monetization and licensing business in April 2016, when it formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company now has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”): Monetization through enforcement of the 740 telecommunications patents previously owned by the Company (“the Patents”) which were transferred to INVT SPE LLC (“INVT SPE”) in April 2017 as more fully explained in Note 5 to the Condensed Consolidated Financial Statements.

In addition, the Company has an access control and security product/service business which provides royalty revenue based on the sale of such products under a licensing agreement (“ECS” or “the ECS Business”).

The Company’s two core strategies are to (1) commercialize IP by establishing partnerships with companies that have developed or acquired IP with potential applications in large, growing markets, and (2) assist the managing member of INVT SPE as needed with the monetization efforts for the Patents under the PRIP, sharing in the proceeds of such efforts after monetization costs and other contractual and priority payments are covered.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and information on recently adopted accounting standards.

Results of Operations

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenue

Revenue for the three months ended March 31, 2017 was $103,605 and consisted of $100,000 from patent licensing contracts and $3,605 from our access control security product/service lines. Revenue for the three months ended March 31, 2016 was $126,971 and consisted of $100,000 from a patent licensing contract and $26,971 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017 was $36,187 and consisted of $7,937 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Merger. Cost of revenue for the three months ended March 31, 2016 was $49,125 and consisted of $20,875 related to patent sale and licensing revenue, amortization of $28,250 for contracts acquired in the Merger.

Patent Amortization Expense

Amortization expense relating to acquired patents was $377,745 for the three months ended March 31, 2017 and March 31, 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2017 were $1,200,761 compared to $1,595,221 for the three months ended March 31, 2016. G&A expenses for the three months ended March 31, 2017 included $70,970 and $20,264 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $71,806 and $58,552 for the three months ended March 31, 2016. Salaries, wages and other personnel expenses were $273,965 and $391,483 for the three months ended March 31, 2017 and March 31, 2016, respectively, a decrease of $117,518 primarily as a result of the termination of three employees since March 2016. Investor relations expense was $140,026 and $33,972 for the three months ended March 31, 2017 and March 31, 2016, respectively, an increase of $106,054, primarily as a result of a special investor outreach campaign in January 2017. Patent fees were $331,375 for the three months ended March 31, 2016 compared to a credit balance of $8,482 for the three months ended March 31, 2017. This decrease was due to the absence of patent consulting costs which occurred in 2016 and the impact of the Restructuring Agreement as explained in Note 5 to the Condensed Consolidated Financial Statements. Legal expenses were $284,032 for the three months ended March 31, 2017, compared to $180,383 for the three months ended March 31, 2016, an increase of $103,650. This increase was due to legal fees incurred relating to the Restructuring Agreement. Other G&A expenses were $419,986 and $527,650 for the three months ended March 31, 2017 and March 31, 2016, respectively, representing a decrease of $107,663, primarily as a result of lower state franchise taxes, partially offset by an increase in consulting expenses relating to the Company’s Inventergy Innovations subsidiary.

Gain on Debt Extinguishment

In connection with an amendment to the Amended Senior Debt Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment of $2,434,661 in the three months ended March 31, 2016 related to expected amounts of Net Monetization Revenues to be paid to Revenue Participants. See Note 5 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $2,795 for the three months ended March 31, 2016 was due to a decrease in the Company’s stock price during the corresponding period. See Note 4 to our financial statements contained in Item 1 herein.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2017 and March 31, 2016 was $1,049,031 and $1,028,583, respectively. For the three months ended March 31, 2017, this amount includes interest expense on patents purchased of $66,000, interest expense and amortization of discount and debt issuance costs on Senior Notes of $945,552, and dividends on Series E convertible preferred stock of $37,500. All of these amounts were accrued. Interest expense, net, for the three months ended March 31, 2016 includes interest expense on patents purchased of $63,067, interest expense and amortization of discount and debt issuance costs on Senior Notes of $963,137 and other interest expense of $2,379. Of these amounts, $218,139 was paid in cash and the remaining amounts were accrued.

Following the establishment of INVT SPE under the PRIP, the Senior Notes and revenue share liabilities (as defined in the Note 5 to our financial statements contained in Item 1 herein) will be eliminated from the Company’s balance sheet, which will eliminate future interest expense and amortization of discount on the Senior Notes.

Liquidity and Capital Resources

At March 31, 2017, the Company has an accumulated deficit since inception of $65,563,783 (including a net loss for the quarter ended March 31, 2017 of $2,560,119) as well as negative cash flows from operations and had negative working capital of $12,151,136. As of May 11, 2017, the Company had remaining cash of $276,090 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS Business of approximately $363,000, increased debt borrowing from the Senior Lender of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP (see Note 5), but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents to INVT SPE under the PRIP, which was completed in April 2017, resulted in the net book value of the Patents being removed from our balance sheet. In addition, the Senior Notes and revenue share liabilities will be extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, we will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $4.1 million for the next twelve months, consisting of approximately $2.3 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.5 million in facilities and infrastructure costs and $1.3 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for three months from the filing date of this quarterly report on Form 10-Q.

The Company previously acquired an aggregate of approximately 740 currently active patents and patent applications (the “Patents”) for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (the "Managing Member”) (see Note 5 to our condensed consolidated financial statements in Item 1 herein), under which the Patents were assigned to INVT SPE in April 2017. The Company is required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio, so long as such net monetization revenues are sufficient.

Based on the foregoing information, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2017, the Company had cash and cash equivalents of $159,954. Also as of March 31, 2017, the Company had negative working capital of $12,151,136. The Company’s net loss for the three months ended March 31, 2017 was $2,560,119 and its accumulated deficit amount was $65,563,783 as of March 31, 2017. The Company’s cash and cash equivalents as of March 31, 2017 consisted primarily of funds remaining from the $5,128,311 net proceeds from the sale of common stock in a public offering in October 2016, partially offset by partial redemption of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and expenditures for general operating purposes.

As of March 31, 2017, the Company had cash and cash equivalents of $159,954 compared to $1,476,774 as of December 31, 2016. The decrease in cash and cash equivalents of $1,316,820 for the three months ended March 31, 2017 was entirely attributable to net cash used in operating activities.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2017 resulted in net cash used of $1,316,820. Net cash used in operating activities consisted of a net loss of $2,560,119, partially offset by non-cash expenses consisting of depreciation expense of $4,251, amortization of discount and debt issuance costs on notes payable of $945,552, amortization of patents and acquired contracts of $405,995, and stock-based compensation of $81,742. Changes in operating assets and liabilities utilized cash of $194,241, resulting from an increase in prepaid expenses and other current assets of $206,757 and a decrease in deferred revenue of $100,000, partially offset by a decrease in accounts receivable of $9,797, a decrease in deferred expenses of $7,937, an increase in accounts payable of $58,594, and an increase in accrued expenses and other current liabilities of $36,188.

The Company’s operating activities for the three months ended March 31, 2016 resulted in net cash used of $1,195,687. Net cash used in operating activities consisted of a net loss of $491,837, less non-cash gain on debt extinguishment of $2,434,661, partially offset by non-cash expenses consisting of depreciation expense of $4,251, an increase in fair value of derivative liabilities of $2,795, amortization of discount and debt issuance costs on notes payable of $759,869, amortization of patents and acquired contracts of $405,995, accrued interest on patent purchase of $52,067, and stock-based compensation of $130,358. Changes in operating assets and liabilities provided cash of $375,476, resulting from a decrease in prepaid expenses and other current assets totaling $133,931, a decrease in deferred expenses of $20,875, an increase in accrued expenses and other current liabilities of $172,238 and an increase in deferred revenue of $150,000, partially offset by a decrease in accounts receivable of $6,281 and a decrease in accounts payable of $95,287.

Cash Flows – Investing Activities

The Company had no investing activities during the three months ended March 31, 2017 or the three months ended March 31, 2016.

Cash Flows – Financing Activities

The Company had no financing activities for the three months ended March 31, 2017.

The Company’s financing activities for the three months ended March 31, 2016 resulted in net cash received of $1,491,243, consisting of $2,175,000 received from the sale of Series C Preferred Stock (net of $325,000 of issuance costs), partially offset by repayments of Senior Notes of $658,757 and repayments of $25,000 of short-term notes payable to a related party.

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

Based on their evaluation, the Certifying Officers have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In both of the aforementioned suits, Inventergy will be replaced as the claimant by INVT SPE now that the transfer of the Patents to INVT SPE has been completed.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description of Exhibit
4.1	Form of Common Stock Purchase Warrant
10.1	Form of Amendment to the Securities Purchase Agreement, dated January 25, 2017, between the Company and the holders of Series E Convertible Preferred Stock identified on the signature page thereto
10.2	Form of Lock-Up Agreement, dated March 8, 2017, between the Company and the holders of Series E Convertible Preferred Stock. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 13, 2017).
10.3	First Amendment to Restructuring Agreement, dated March 31, 2017, by and between Inventergy Global, Inc., Inventergy, Inc., eOn Communications Systems, Inc., Inventergy Holding, LLC, Inventergy Innovations, LLC, Inventergy IOT, LLC, Inventergy LBS, LLC, DBD Credit Funding LLC and CF DB EZ LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 5, 2017).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2017	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

By: /s/ John G. Niedermaier
	Name:	John G. Niedermaier
	Title:	Chief Financial Officer

