Form 10-Q
period 2017-06-30
Inventergy Global, Inc.
filed 2017-08-14
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-26399

Inventergy Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19925 Stevens Creek Blvd., #142 Cupertino, CA	95014
(Address of Principal Executive Offices)	(Zip Code)

(408) 389-3510
(Registrant’s telephone number, including area code)

900 E. Hamilton Avenue #180 Campbell, CA 95008
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

As of August 11, 2017, the registrant had 16,664,165 shares of common stock outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,455	$1,476,774
Accounts receivable	5,994	20,818
Prepaid expenses and other current assets	507,370	978,371
Deferred expenses, current	-	97,409
Total current assets	583,819	2,573,372
Property and equipment, net	-	8,260
Patents, net	-	7,158,941
Intangible assets, net	-	273,083
Investment in INVT SPE LLC	42,962,899	-
Goodwill	-	8,858,504
Deposits and other assets	18,993	18,993
Total assets	$43,565,711	$18,891,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,718,331	$1,639,630
Accrued expenses and other current liabilities	332,500	172,441
Short-term loan payable, related party	385,000	-
Guaranteed payments, current	2,200,000	2,200,000
Senior notes payable, current	-	8,144,306
Deferred revenue	-	400,000
Total current liabilities	4,635,831	12,556,377
Deferred revenue, non-current	-	846,429
Senior notes payable, net of discount	-	-
Senior revenue share, net of discount	-	3,948,153
Total liabilities	4,635,831	17,350,959

Commitments and Contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series C convertible preferred stock: 2,500 shares designated, 5 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference
of $5,000 at June 30, 2017 and December 31, 2016)	-	-
Series D convertible preferred stock: 1,500 shares designated, 369 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference
of $369,000 at June 30, 2017 and December 31, 2016)	-	-
Series E convertible preferred stock: 3,000 shares designated, 2,258 shares and 3,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference
of $2,258,000 and $3,000,000 at June 30, 2017 and December 31, 2016)	2	3
Common stock, $0.001 par value; 100,000,000 shares authorized, 15,137,017 shares and
11,532,235 shares issued and outstanding at June 30, 2017 and December 31, 2016	15,137	11,532
Additional paid-in capital	64,783,774	64,532,323
Accumulated deficit	(25,869,033)	(63,003,664)
Total stockholders' equity	38,929,880	1,540,194
Total liabilities and stockholders' equity	$43,565,711	$18,891,153

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$1,153,003	$1,441,209	$1,256,608	$1,568,180

Operating Expenses
Cost of revenues	334,305	271,889	370,492	321,014
Patent amortization expense	125,915	377,744	503,660	755,489
General and administrative	876,252	1,791,278	2,077,013	3,386,499
Total operating expenses	1,336,472	2,440,911	2,951,165	4,463,002

Loss from operations	(183,469)	(999,702)	(1,694,557)	(2,894,822)

Other income (expense)
Gain on debt extinguishment	40,802,730	-	40,802,730	2,434,661
Decrease in fair value of derivative liabilities	-	3,413	-	618
Interest expense, net	(924,511)	(971,445)	(1,973,542)	(2,000,028)
Total other income (expense), net	39,878,219	(968,032)	38,829,188	435,251

Net income (loss)	39,694,750	(1,967,734)	37,134,631	(2,459,571)

Deemed dividend on preferred stock	-	-	-	(466,667)

Net income (loss) attributable to common shareholders	$39,694,750	$(1,967,734)	$37,134,631	$(2,926,238)

Basic income (loss) per share	$2.99	$(0.44)	$2.99	$(0.67)
Fully diluted income (loss) per share	$1.76	$(0.44)	$1.72	$(0.67)

Weighted average shares outstanding:
Basic	13,282,916	4,518,396	12,408,966	4,336,888
Fully diluted	22,512,548	4,518,396	21,638,598	4,336,888

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$37,134,631	$(2,459,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	8,260	8,502
Gain on debt extinguishment	(40,802,730)	(2,434,661)
Decrease in fair value of derivative liabilities	-	(618)
Amortization of discount on notes payable	1,261,156	1,447,400
Accrued interest on patents purchased	-	123,233
Amortization of patents and acquired contracts	776,745	811,989
Stock-based compensation	249,020	393,456
Changes in operating assets and liabilities
Accounts receivable	14,824	4,966
Prepaid expenses and other current assets, net	452,017	(24,140)
Deferred expenses	97,409	(34,877)
Accounts payable	78,701	(384,683)
Accrued expenses and other current liabilities	185,077	405,555
Deferred revenue	(1,246,429)	300,000
Net cash used in operating activities	(1,791,319)	(1,843,449)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	2,425,000
Proceeds from issuance of common stock, net of issuance costs	-	1,182,278
Proceeds from short-term notes payable, related party	385,000	-
Payments on senior notes payable	-	(1,640,016)
Payments on related party note payable	-	(50,000)
Net cash provided by financing activities	385,000	1,917,262

Net increase (decrease) in cash and cash equivalents	(1,406,319)	73,813

Cash and cash equivalents, beginning of period	1,476,774	554,556

Cash and cash equivalents, end of period	$70,455	$628,369

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$426,249

Supplemental disclosures of non-cash investing and financing activities
Fair value of common stock warrants	$341,535	$1,481,978

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2017 and 2016

1. Organization

Inventergy Global, Inc. (“Inventergy,” “Company,” “we,” “us,” or “our”) is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. Our original monetization and licensing business was enhanced in April 2016, when the Company formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”): Monetization through enforcement of the 740 telecommunications patents previously owned by the Company (“the Patents”) which were transferred to INVT SPE LLC (“INVT SPE”) in April 2017 as more fully explained in Note 3.

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

Inventergy, Inc. was initially organized as a Delaware limited liability company under the name Silicon Turbine Systems, LLC in January 2012. It subsequently changed its name to Inventergy, LLC in March 2012 and it was converted from a limited liability company into a Delaware corporation in February 2013. On June 6, 2014, a subsidiary of eOn Communications Corporation (“eOn”) merged with and into Inventergy, Inc. (the “Merger”). As a result of the Merger, eOn changed its name to “Inventergy Global, Inc.” The Company is headquartered in Cupertino, California.

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

At June 30, 2017, the Company has an accumulated deficit since inception of $25,869,033 as well as negative cash flows from operations and had negative working capital of $4,052,012. As of August 10, 2017, the Company had remaining cash of $47,066 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS business of approximately $363,000, increased debt borrowing from the Senior Lender (as defined below) of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP (see Note 3), but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents to INVT SPE under the PRIP, which was completed in April 2017, resulted in the net book value of the Patents being removed from our balance sheet as of April 30, 2017. In addition, the Senior Notes (as defined below) and revenue share liabilities were extinguished as of that date. The net impact on liquidity from these transactions is a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, the business will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating expenses and Inventergy Innovations partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $3.4 million for the next twelve months, consisting of approximately $2.1 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.3 million in facilities and infrastructure costs and $1.0 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than two months from the filing date of this quarterly report on Form 10-Q.

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

Accounts Receivable, net

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of June 30, 2017, the Company has not established any reserves for uncollectable accounts.

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

3. Prior Borrowing Arrangements and Restructuring Agreement

On October 1, 2014, the Company and its wholly-owned subsidiary, Inventergy, Inc., entered into the Revenue Sharing and Note Purchase Agreement with DBD Credit Funding, LLC (the “Senior Lender”). On February 25, 2015, the Company, Inventergy, Inc. and the Senior Lender entered into the Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Senior Debt Agreement”). Pursuant to the Senior Debt Agreement, the Company issued an aggregate of $12,199,500 in Senior Notes (“Senior Notes”) to the purchasers identified in the Senior Debt Agreement (the “Note Purchasers”). As a result of the issuance of the Senior Notes and the sale of 50,000 shares of the Company’s common stock (the “Senior Lender Shares”) to the Senior Lender, after the payment of all purchaser-related fees and expenses relating to the issuance of the Senior Notes and Senior Lender Shares, the Company received net proceeds of $11,137,753 (which were net of issuance costs of $476,868). The Company used the net proceeds to pay off existing debt and for general working capital purposes. The unpaid principal amount of the Senior Notes required monthly cash interest payments equal to LIBOR plus 7% (total interest rate of approximately 8.7% while the loan was outstanding). In addition, a 3% per annum paid-in-kind (“PIK”) interest was accrued increasing the principal amount of the Senior Notes by the amount of such interest. The PIK interest was treated as principal of the Senior Notes for all purposes of interest accrual or calculation of any premium payment. In connection with the execution of the Senior Debt Agreement, the Company paid to the Senior Lender a structuring fee equal to $385,000, which was accounted for as a discount on notes payable.

In December 2016, the Company and the Senior Lender and CF DB EZ LLC (the “Managing Member”) entered into a Restructuring Agreement (the “Restructuring Agreement”) to further amend the Senior Debt Agreement. Among other terms, the Restructuring Agreement required the Company to transfer 740 telecommunications patents to a special purpose entity, as discussed in detail below. Pursuant to the Restructuring Agreement, the Managing Member has the sole discretion to make any and all decisions relating to the transferred patents and patent monetization activities (excluding future acquired patents related to Inventergy Innovations, LLC, a subsidiary of Parent, and related monetization activities), including the right to license, sell or sue unauthorized users of the Patents (the “Monetization Activities”).

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

The Restructuring Agreement required that the Company obtain stockholder approval and consents of third parties to the assignment of the Patents to INVT SPE, the newly created special purpose entity. Stockholder approval was obtained at a special meeting of stockholders on March 8, 2017 and in April 2017 the Company completed all requirements under the Restructuring Agreement and the Patents were transferred to INVT SPE. INVT SPE is managed by the Managing Member, and the economic arrangements provided for under the Restructuring Agreement are reflected in the governing documents for INVT SPE.

Upon the transfer of the Patents to INVT SPE, the Senior Notes and the revenue share liabilities were extinguished, the Company was relieved of any scheduled amortization (instead, payments to the Senior Lender will only be required out of Monetization Revenues), the liquidity covenant no longer applies, and the Company has been relieved from any further responsibility to maintain the Patents, retroactive to December 22, 2016. Based on these terms and the consideration exchanged, this transaction was accounted for as an extinguishment of debt, and as of the effective date of the Restructuring Agreement (April 30, 2017), the Company recorded a gain on debt extinguishment of $40,802,730, computed as follows:

Elimination of Senior Notes	$9,405,462
Elimination of Senior Revenue Share	3,948,153
Elimination of carrying value of Patents	(6,665,280)
Elimination of Goodwill	(8,858,504)
Establishment of Investment in INVT SPE	42,962,899
Gain on debt extinguishment	$40,802,730

The initial carrying value of investment in INVT SPE was established by an independent, third-party valuation firm, using the income approach and modeling the net discounted future licensing revenue opportunity in the three primary market segments currently targeted by INVT SPE.  The valuation also employed the market approach in the derivation of royalty rates used to arrive at projected revenues. As part of the accounting for the debt extinguishment, the Company wrote-off goodwill in the amount of $8,858,504, as the underlying value of the goodwill was related to the initial purchase of the patents transferred to INVT SPE as of April 30, 2017.

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

4. Stockholders’ Equity

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

Shares of common stock reserved for future issuance were as follows as of June 30, 2017:

Series C Convertible Preferred Stock	3,335
Series D Convertible Preferred Stock	186,367
Series E Convertible Preferred Stock	9,033,000
Options to purchase common stock	487,528
Shares reserved for issuances pursuant to 2014 Plan (as defined below)	202,290
Warrants	11,615,849
Total	21,528,369

Convertible preferred stock

Convertible preferred stock as of June 30, 2017 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference

Series C	$1,000.00	2,500	2,500	5	$5,000

Series D	$1,000.00	750	369	369	$369,000

Series E	$1,000.00	3,000	3,000	2,258	$2,258,000

On January 21, 2016, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain institutional accredited investors (the “Series C Investors”). Pursuant to the Series C Purchase Agreement, the Company sold to the Series C Investors in a private placement 2,500 shares of Series C Preferred Stock, each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock was immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock was immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is included in Net Loss Attributable to Common Shareholders. In July and October, 2016, the Company redeemed an aggregate of 2,474 shares of the Series C Preferred Stock for $3,837,400, which included a redemption premium of $1,363,400. In addition, a total of 21 shares of Series C Preferred Stock were converted to common stock in September and October, 2016, leaving five shares of Series C Preferred Stock outstanding as of June 30, 2017.

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

During the three months ended June 30, 2017, a total of 742 shares of Series E Preferred Stock were converted into an aggregate of 2,967,000 shares of common stock. In addition, accrued dividends payable on Series E Preferred Stock in the amount of $25,018 were converted into an aggregate of 100,671 shares of common stock.

Warrants

Common stock warrants outstanding as of June 30, 2017 are listed as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
1,000,000	6.14	$0.600
6,000,000	4.28	$1.000
1,000,000	6.14	$2.005
1,271,826	4.06	$2.005
648,000	3.88	$2.01
158,416	3.87	$1.87
1,416,668	3.56	$1.79
50,000	4.67	$2.54
10,870	2.77	$4.60
5,762	2.77	$5.75
27,449	2.62	$20.00
23,858	1.58	$22.70
3,000	0.34	$26.60
11,615,849	4.45	$1.43

5. Stock-Based Compensation

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

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	175,046	514,772	$2.77
Options granted	-	-	$-
Options forfeited	-	-	$-
Options expired	27,744	(27,744)	$15.80
Balance at June 30, 2017	202,290	487,528	$2.04
Total vested and expected to vest shares (options)		487,528	$2.04
Total vested shares (options)		237,520	$2.45

As of June 30, 2017, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at June 30, 2017 was zero, since all of the options were out-of-the-money at June 30, 2017.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of June 30, 2017, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

The following table summarizes information with respect to stock options outstanding at June 30, 2017:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$1.41	305,000	9.06	$1.41	90,630	$1.41
$3.10	182,528	8.30	$3.10	146,890	$3.10
	487,528	8.77	$2.04	237,520	$2.45

Stock-based compensation expense

There were no stock options granted during the six months ended June 30, 2017 or June 30, 2016.

The expected term of the options was based on the average period the stock options are expected to remain outstanding based on the option’s vesting term and contractual terms. The expected stock price volatility assumptions for the Company’s stock options were determined by examining the historical volatilities for the Company and industry peers. The risk-free interest rate assumption was based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. Forfeitures were estimated based on the Company’s estimate of future cancellations.

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
General and administrative	$157,787	$263,098	$249,020	$393,456

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of June 30, 2017, there were total unrecognized compensation costs of $245,294 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.24 years.

Non-employee stock-based compensation expense

The Company previously issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $92,033 and $161,469 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $112,297 and $220,021 for the six months ended June 30, 2017 and June 30, 2016, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

6. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three- and six-month periods ended June 30, 2017 and 2016.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of June 30, 2017 and 2016.

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

7. Commitments and Contingencies

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

Rent expense was $27,152 in each of the three months ended March 31, 2017 and 2016 and $54,303 in each of the six months ended June 30, 2017 and 2016.

In July 2017, the Company vacated its offices in Campbell, California and signed a six-month lease for office space in Cupertino, California which requires lease payments of $1,767 per month.

Guaranteed payments

The Company entered into an agreement to purchase certain patent assets under which a $2,000,000 guaranteed payment was due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016. The total amount of $2,200,000 remains outstanding and accrues interest at 10% per annum, and is expected to be repaid from net monetization revenues generated by INVT SPE under the PRIP (see Note 3).

Nasdaq Listing

Previously, on November 21, 2016 and on April 7, 2017, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) indicating that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement (the “Minimum Bid Price Requirement”) and the minimum $2,500,000 stockholders’ equity requirement (the “Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) and Rule 5550(b)(1), respectively.

The Company subsequently submitted a notice of appeal to Nasdaq appealing its determination that the Company no longer complied with the Stockholders’ Equity Requirement, which appeal was heard before a hearings panel (the “Panel”) on June 1, 2017.

On May 23, 2017, the Company received notice from Nasdaq that the Company had not regained compliance with the Minimum Bid Price Requirement, which serves as an additional basis for delisting the Company’s common stock from the Nasdaq Capital Market. Nasdaq further advised the Company that the Panel will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market.

On June 5, 2017, the Company received notice from Nasdaq that the Panel has determined to delist the shares of the Company from the Nasdaq Stock Market and will suspend trading in the Company’s shares effective at the open of business on June 7, 2017. The Company submitted a request to the Office of Appeals and Review on June 20, 2017, requesting that the Nasdaq Listing and Hearing Review Council (the “Council”) review the Panel’s decision. On July 28, 2017, the Company updated the Council regarding the third party independent valuation that was undertaken to establish the value of INVT SPE and the resulting positive impact on the Company’s stockholders’ equity, which the Company believes enables it to regain compliance with Nasdaq’s Stockholders’ Equity Requirement.

8. Subsequent Event

On July 26, 2017, the Company entered into an Exchange Right and Leak-Out Agreement with holders of the Series E Convertible Preferred Stock. Pursuant to the agreement, in lieu of the conversion right as provided in the Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred Stock, each holder has the right to exchange its shares (the “Shares”) of Series E Preferred Stock for shares (the “Exchange Shares”) of the Company’s common stock at an exchange rate so that for each Share, the holder will receive a number of Exchange Shares that would yield net proceeds of $1,350 upon resale of such Exchange Share. Additionally, the holders consented to any Company non-equity linked financing or financing of its interest in INVT SPE subject to certain limitations as provided in the agreement. The holders also agreed to not sell the Exchange Shares in an amount that would exceed the greater of (a) a percentage of the total trading volume on any given day and (b) $500, with an aggregate limit of 25% of total trading volume among all holders. Any sale of Exchange Shares at a price of more than $0.20 per share (the “Break-out Price”) is not subject to the agreement. The Break-out Price may be further reduced if the Company does not meet certain requirements under the agreement.

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

Overview

The Company is an intellectual property (“IP”) investment and licensing company that works with technology-leading corporations in attaining greater value from their IP assets in support of their business objectives and corporate brands. The Company enhanced its monetization and licensing business in April 2016, when it formed Inventergy Innovations, LLC (“Inventergy Innovations”) as a majority-owned subsidiary of the Company. The Company now has two distinct business execution approaches to achieve monetization of IP:

•	Inventergy Innovations: Commercialization of a broad range of intellectual assets and innovations through which Inventergy Innovations obtains exclusive rights to IP owned by its partners, and

•	Patent Residual Interest Program (“PRIP”): Monetization through enforcement of the 740 telecommunications patents previously owned by the Company (“the Patents”) which were transferred to INVT SPE LLC (“INVT SPE”) in April 2017 as more fully explained in Note 3 to the Condensed Consolidated Financial Statements.

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

Results of Operations

For the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenue

Revenue for the three months ended June 30, 2017 was $1,153,003 and consisted of $1,146,429 from patent licensing contracts, $4,000 from Inventergy Innovations contracts and $2,574 from our access control security product/service lines. Revenue for the three months ended June 30, 2016 was $1,441,209 and consisted of $1,400,000 from patent licensing contracts and $41,209 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2017 was $334,305 and consisted of $89,471 related to patent licensing revenue and amortization of $244,833 for contracts acquired in the merger with eOn Communications Corporation (“eOn”) (“Merger”). Cost of revenue for the three months ended June 30, 2016 was $271,889 and consisted of $243,639 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Merger. The increase in 2017 for amortization for contracts acquired in the Merger is due to writing off the remaining balance of such contracts due to declining revenue from these contracts.

Patent Amortization Expense

Amortization expense relating to acquired patents was $125,915 for the three months ended June 30, 2017 and $377,745 for the three months ended June 30, 2016. The decrease in amortization expense is due to the transfer of 740 patents to INVT SPE LLC in accordance with the Restructuring Agreement as of April 30, 2017.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2017 were $876,252 compared to $1,791,278 for the three months ended June 30, 2016. G&A expenses for the three months ended June 30, 2017 included $65,754 and $92,033 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $101,629 and $161,468 for the three months ended June 30, 2016. Salaries, wages and other personnel expenses were $269,508 and $257,654 for the three months ended June 30, 2017 and June 30, 2016, respectively, an increase of $11,854. Investor relations expense was $25,534 and $91,802 for the three months ended June 30, 2017 and June 30, 2016, respectively, a decrease of $66,268, primarily as a result of cost control measures in this and other expense areas. Patent fees were $1,950 for the three months ended June 30, 2017 compared to $647,557 for the three months ended June 30, 2016, a decrease of $645,607. This decrease was due to the elimination of patent maintenance costs following the effective date of the Restructuring Agreement as explained in Note 3 to the Condensed Consolidated Financial Statements. Legal expenses were $88,952 for the three months ended June 30, 2017, compared to $171,296 for the three months ended June 30, 2016, a decrease of $82,344. This decrease was due to the completion of the Restructuring Agreement in April 2017 which resulted in a decline in legal fees for the balance of the three months ended June 30, 2017. Other G&A expenses were $332,521 and $359,872 for the three months ended June 30, 2017 and June 30, 2016, respectively, representing a decrease of $27,351, primarily as a result of a decrease in state franchise taxes, partially offset by an increase in consulting expenses relating to the Company’s Inventergy Innovations subsidiary.

Gain on Debt Extinguishment

In connection with the completion of the Restructuring Agreement effective April 30, 2017, the Company recorded a gain on debt extinguishment of $40,802,730 in the three months ended June 30, 2017. This resulted from the elimination of previously recorded amounts owed to DBD Credit Funding, LLC (“the Senior Lender”), including amounts payable under the notes (“Senior Notes”) issued by the Company under the Amended and Restated Revenue Sharing and Note Purchase Agreement between the Company and the Senior Lender (“Senior Debt Agreement”) and the revenue share provided for in the Senior Debt Agreement, the elimination of the net carrying amount of the 740 patents transferred to INVT SPE, the elimination of goodwill, and the establishment of the investment in INVT SPE LLC on the Company’s balance sheet, all as of April 30, 2017. See Note 3 to our financial statements contained in Item 1 herein.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $3,413 for the three months ended June 30, 2016 and was due to a decrease in the Company’s stock price during the corresponding period.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2017 and June 30, 2016 was $924,511 and $971,445, respectively. For the three months ended June 30, 2017, this amount includes interest expense on patents purchased of $66,000, interest expense and amortization of discount and debt issuance costs on Senior Notes of $315,524, other financing costs of $509,500 and dividends on Series E convertible preferred stock of $33,487. All of these amounts were accrued except for the other financing costs, which had been paid in the second half of 2016 and were in prepaid expenses. Interest expense, net, for the three months ended June 30, 2016 includes interest expense on patents purchased of $87,666 and interest expense and amortization of discount and debt issuance costs on Senior Notes of $883,779. Of these amounts, $191,610 was paid in cash and the remaining amounts were accrued.

As discussed in Note 3 to our financial statements the Senior Notes and revenue share liabilities have been eliminated from the Company’s balance sheet as of April 30, 2017, which has resulted in the elimination of future interest expense and amortization of discount on the Senior Notes.

For the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Revenue

Revenue for the six months ended June 30, 2017 was $1,256,608 and consisted of $1,246,429 from patent licensing contracts $4,000 from Inventergy Innovations contracts and $6,179 from our access control security product/service lines. Revenue for the six months ended June 30, 2016 was $1,568,180 and consisted of $1,500,000 from patent licensing contracts and $68,180 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2017 was $370,492 and consisted of $97,408 related to patent licensing revenue and amortization of $273,083 for contracts acquired in the Merger. Cost of revenue for the six months ended June 30, 2016 was $321,014 and consisted of $264,514 related to patent licensing revenue and amortization of $56,500 for contracts acquired in the Merger. The increase in 2017 for amortization for contracts acquired in the Merger is due to writing off the remaining balance of such contracts due to declining revenue from these contracts.

Patent Amortization Expense

Amortization expense of $503,660, and $755,489 for the six months ended June 30, 2017 and June 30, 2016, respectively, was for the amortization of patents acquired. The decrease in amortization expense is due to the transfer of 740 patents to INVT SPE LLC in accordance with the Restructuring Agreement as of April 30, 2017.

General and Administrative Expense

General and administrative (“G&A”) expenses for the six months ended June 30, 2017 were $2,077,013 compared to $3,386,499 for the six months ended June 30, 2016. G&A expenses for the six months ended June 30, 2017 included $136,723 and $112,297 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $173,435 and $220,021 for the six months ended June 30, 2016. Salaries, wages and other personnel expenses were $543,473 and $649,137 for the six months ended June 30, 2017, and June 30, 2016, respectively, a decrease of $105,664 primarily as a result of the termination of three employees since April 2016. Investor relations expense was $165,560 and $125,774 for the six months ended June 30, 2017 and June 30, 2016, respectively, an increase of $39,786 primarily as a result of a special investor outreach campaign in January 2017. Patent fees were $978,932 for the six months ended June 30, 2016 compared to a credit balance of $6,532 for the six months ended June 30, 2017. This decrease was due to the absence of patent consulting costs which occurred in 2016 and the impact of the Restructuring Agreement as explained in Note 3 to the Condensed Consolidated Financial Statements. Legal expenses were $372,984 for the six months ended June 30, 2017 compared to $351,678 for the six months ended June 30, 2016. This increase of $21,306 was primarily due to legal fees incurred relating to the Restructuring Agreement. Other G&A expense was $752,508 and $887,522 for the six months ended June 30, 2017 and June 30, 2016, respectively, representing a decrease of $135,015, primarily as a result of a decrease in state franchise taxes, partially offset by an increase in consulting expenses relating to the Company’s Inventergy Innovations subsidiary.

Gain on Debt Extinguishment

In connection with the completion of the Restructuring Agreement effective April 30, 2017, the Company recorded a gain on debt extinguishment of $40,802,730 in the six months ended June 30, 2017. This resulted from the elimination of previously recorded amounts owed to the Senior Lender (the Senior Notes Payable and the Senior Revenue Share), the elimination of the net carrying amount of the 740 patents transferred to INVT SPE, the elimination of goodwill, and the establishment of the investment in INVT SPE LLC on the Company’s balance sheet, all as of April 30, 2017. See Note 3 to our financial statements contained in Item 1 herein.

In connection with an amendment to the Senior Debt Agreement dated March 1, 2016, the Company recorded a gain on debt extinguishment of $2,434,661 related to expected amounts of net monetization revenues to be paid to revenue participants. In connection with an amendment to the Amended Fortress Agreement dated February 25, 2015, the Company recorded a loss of $2,268,373 in the three-month period ended March 31, 2015.

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $618 for the six months ended June 30, 2016 and was due to a decrease in the Company’s stock price during the corresponding period.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2017 and June 30, 2016 was $1,973,542 and $2,000,028, respectively. For the six months ended June 30, 2017, this amount includes interest expense on patents purchased of $132,000, interest expense and amortization of discount and debt issuance costs on Senior Notes of $1,261,055, other financing costs of $509,500 and dividends on Series E convertible preferred stock of $70,987. All of these amounts were accrued except for the other financing costs, which had been paid in the second half of 2016 and were in prepaid expenses. Interest expense, net, for the six months ended June 30, 2016 includes interest expense on patents purchased of $150,733 and interest expense and amortization of discount and debt issuance costs on Senior Notes of $1,849,295. Of these amounts, $394,745 was paid in cash and the remaining amounts were accrued.

As discussed in Note 3 to our financial statements, the Senior Notes and revenue share liabilities have been eliminated from the Company’s balance sheet as of April 30, 2017, which has resulted in the elimination of future interest expense and amortization of discount on the Senior Notes.

Liquidity and Capital Resources

At June 30, 2017, the Company has an accumulated deficit since inception of $25,869,033 as well as negative cash flows from operations and had negative working capital of $4,052,012. As of August 10, 2017, the Company had remaining cash of $47,066 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS Business of approximately $366,000, increased debt borrowing from the Senior Lender of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP, but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents (as defined below) to INVT SPE under the PRIP, which was completed in April 2017, resulted in the net book value of the Patents being removed from our balance sheet. In addition, the Senior Notes and revenue share liabilities were extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, we will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2017, estimated cash expenditures for operating expenses will be approximately $3.4 million for the next twelve months, consisting of approximately $2.1 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.3 million in facilities and infrastructure costs and $1.0 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than two months from the filing date of this quarterly report on Form 10-Q.

The Company previously acquired an aggregate of approximately 740 currently active patents and patent applications (the “Patents”) for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (see Note 3 to our condensed consolidated financial statements in Item 1 herein), under which the Patents were assigned to INVT SPE in April 2017. The Company is required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio, so long as such net monetization revenues are sufficient.

Based on the foregoing information, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2017, the Company had cash and cash equivalents of $70,455. Also as of June 30, 2017, the Company had negative working capital of $4,052,012. The Company’s net income for the six months ended June 30, 2017 was $37,134,631 and its accumulated deficit amount was $25,869,033 as of June 30, 2017. The Company’s cash and cash equivalents as of June 30, 2017 consisted primarily of funds remaining from the $5,128,311 net proceeds from the sale of common stock in a public offering in October 2016, partially offset by partial redemption of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and expenditures for general operating purposes.

As of June 30, 2017, the Company had cash and cash equivalents of $70,455 compared to $1,476,774 as of December 31, 2016. The decrease in cash and cash equivalents of $1,406,319 for the six months ended June 30, 2017 was attributable to net cash used in operating activities of $1,791,319, partially offset by proceeds of short-term loans, related party, of $385,000.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2017 resulted in net cash used of $1,791,319. Net cash used in operating activities consisted of net income of $37,134,631, offset by non-cash gain on debt extinguishment of $49,661,234, included non-cash expenses consisting of depreciation expense of $8,260, goodwill impairment loss of $8,858,504, amortization of discount and debt issuance costs on notes payable of $1,261,156, amortization of patents and acquired contracts of $776,745, and stock-based compensation of $274,038. Changes in operating assets and liabilities utilized cash of $443,419, resulting from a decrease in deferred revenue of $1,246,429, partially offset by a decrease in accounts receivable of $14,824, a decrease in prepaid expenses and other current assets of $452,017, a decrease in deferred expenses of $97,409, an increase in accounts payable of $78,701, and an increase in accrued expenses and other current liabilities of $160,059.

The Company’s operating activities for the six months ended June 30, 2016 resulted in net cash used of $1,843,449. Net cash used in operating activities consisted of a net loss of $2,459,571, less non-cash gain on debt extinguishment of $2,434,661, partially offset by non-cash expenses consisting of depreciation expense of $8,502, amortization of discount and debt issuance costs on notes payable of $1,447,400, amortization of patents and acquired contracts of $811,989, accrued interest on patent purchase of $123,233, and stock-based compensation of $393,456, partially offset by a decrease in fair value of derivative liabilities of $618. Changes in operating assets and liabilities provided cash of $266,821, from a decrease in accounts receivable of $4,966, an increase in accrued expenses and other current liabilities of $405,555, and an increase in deferred revenue of $300,000, partially offset by a decrease in prepaid expenses and other current assets totaling $24,140, a decrease in deferred expenses of $34,877, and a decrease in accounts payable of $384,683.

Cash Flows – Investing Activities

The Company had no investing activities during the six months ended June 30, 2017 or the six months ended June 30, 2016.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2017 resulted in net cash received of $385,000 from proceeds of short-term notes, related party.

The Company’s financing activities for the six months ended June 30, 2016 resulted in net cash received of $1,986,262, consisting of $2,175,000 received from the sale of Series C preferred stock (net of $325,000 of issuance costs), $250,000 received from the sale of Series D preferred stock, and $1,182,278 received from the sale of common stock, partially offset by repayments of Senior Notes of $1,640,016 and repayments of $50,000 of short-term notes payable to a related party.

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

Based on their evaluation, the Certifying Officers have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 25, 2017, both of the aforementioned suits were withdrawn and refiled with INVT SPE as the plaintiff.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Patent Assignment, dated April 27, 2017, between the Company and INVT SPE, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 3, 2017).
10.2	Limited Liability Company Agreement, dated April 27, 2017, among CF INVT Holdings LLC, the Company and INVT SPE, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 3, 2017).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Document XBRL Taxonomy Scheme Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2017	Inventergy Global, Inc.

By: /s/ Joseph W. Beyers
Name: Joseph W. Beyers
Title: Chief Executive Officer

By: /s/ John G. Niedermaier
Name: John G. Niedermaier
Title: Chief Financial Officer