Form 10-Q
period 2017-09-30
Inventergy Global, Inc.
filed 2017-11-13
CIK 1084752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-26399

Inventergy Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1482176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19925 Stevens Creek Blvd., #100 Cupertino, CA	95014
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2017, the registrant had 18,984,348 shares of common stock outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,878	$1,476,774
Accounts receivable	5,994	20,818
Prepaid expenses and other current assets	509,377	978,371
Deferred expenses, current	-	97,409
Total current assets	518,249	2,573,372
Property and equipment, net	-	8,260
Patents, net	-	7,158,941
Intangible assets, net	-	273,083
Investment in INVT SPE LLC	42,962,899	-
Goodwill	-	8,858,504
Deposits and other assets	20,858	18,993
Total assets	$43,502,006	$18,891,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,007,288	$1,639,630
Accrued expenses and other current liabilities	566,986	172,441
Short-term loan payable, related parties	530,000	-
Guaranteed payments, current	2,200,000	2,200,000
Senior notes payable, current	-	8,144,306
Deferred revenue	-	400,000
Total current liabilities	5,304,274	12,556,377
Deferred revenue, non-current	-	846,429
Senior revenue share, net of discount	-	3,948,153
Total liabilities	5,304,274	17,350,959

Commitments and Contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series C convertible preferred stock: 2,500 shares designated, 5 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $5,000 at September 30, 2017 and December 31, 2016)	-	-
Series D convertible preferred stock: 1,500 shares designated, 369 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $369,000 at September 30, 2017 and December 31, 2016)	-	-
Series E convertible preferred stock: 3,000 shares designated, 2,076 shares and 3,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $2,076,000 and $3,000,000 at September 30, 2017 and December 31, 2016)	2	3
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,607,779 shares and 11,532,235 shares issued and outstanding at September 30, 2017 and December 31, 2016	18,608	11,532
Additional paid-in capital	64,856,587	64,532,323
Accumulated deficit	(26,677,465)	(63,003,664)
Total stockholders' equity	38,197,732	1,540,194
Total liabilities and stockholders' equity	$43,502,006	$18,891,153

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$106,095	$1,256,608	$1,674,275

Operating Expenses
Cost of revenues	-	35,736	370,492	356,750
Patent amortization expense	-	377,746	503,660	1,133,235
General and administrative	711,047	1,620,311	2,788,060	5,006,810
Total operating expenses	711,047	2,033,793	3,662,212	6,496,795

Loss from operations	(711,047)	(1,927,698)	(2,405,604)	(4,822,520)

Other income (expense)
Gain on debt extinguishment	-	-	40,802,730	2,434,661
Decrease in fair value of derivative liabilities	-	330	-	948
Interest expense, net	(97,385)	(867,713)	(2,070,927)	(2,867,741)
Total other income (expense), net	(97,385)	(867,383)	38,731,803	(432,132)

Net income (loss)	(808,432)	(2,795,081)	36,326,199	(5,254,652)

Deemed dividend on preferred stock	-	-	-	(466,667)

Net income (loss) attributable to common shareholders	$(808,432)	$(2,795,081)	$36,326,199	$(5,721,319)

Basic income (loss) per share	$(0.05)	$(0.57)	$2.61	$(1.26)
Fully diluted income (loss) per share	$(0.05)	$(0.57)	$0.67	$(1.26)

Weighted average shares outstanding:
Basic	16,868,702	4,910,740	13,911,880	4,529,568
Fully diluted	16,868,702	4,910,740	54,184,893	4,529,568

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$36,326,199	$(5,254,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	8,260	12,753
Gain on debt extinguishment	(40,802,730)	(2,434,661)
Decrease in fair value of derivative liabilities	-	(948)
Amortization of discount on notes payable	1,261,156	2,064,774
Accrued interest on patents purchased	198,000	123,233
Amortization of patents and acquired contracts	776,745	1,217,985
Stock-based compensation	334,796	545,626
Changes in operating assets and liabilities
Accounts receivable	14,824	8,880
Prepaid expenses and other current assets	440,518	(646,943)
Deferred expenses	97,409	(27,391)
Deposits and other assets	(1,865)	-
Accounts payable	367,658	777,559
Accrued expenses and other current liabilities	221,563	407,267
Deferred revenue	(1,246,429)	450,000
Net cash used in operating activities	(2,003,896)	(2,756,518)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	5,221,998
Proceeds from issuance of common stock, net of issuance costs	-	1,182,278
Proceeds from short-term notes payable, related parties	530,000	-
Payments on senior notes payable	-	(1,640,016)
Redemption of preferred stock	-	(2,500,000)
Payments on related party note payable	-	(50,000)
Net cash provided by financing activities	530,000	2,214,260

Net decrease in cash and cash equivalents	(1,473,896)	(542,258)

Cash and cash equivalents, beginning of period	1,476,774	554,556

Cash and cash equivalents, end of period	$2,878	$12,298

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$613,600

Supplemental disclosures of non-cash investing and financing activities
Fair value of common stock warrants	$341,535	$4,154,620

See accompanying notes to the condensed consolidated financial statements.

INVENTERGY GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements as of December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 31, 2017. It is management’s opinion that all adjustments necessary for a fair presentation of the results for the interim periods have been made, and all such adjustments were of a normal recurring nature.

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

At September 30, 2017, the Company has an accumulated deficit since inception of $26,677,465 as well as negative cash flows from operations and had negative working capital of $4,686,026. As of November 8, 2017, the Company had remaining cash of $7,870 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS business of approximately $363,000, increased debt borrowing from the Senior Lender (as defined below) of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP (see Note 3), but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents to INVT SPE under the PRIP, which was completed in April 2017, resulted in the net book value of the Patents being removed from our balance sheet as of April 30, 2017. In addition, the Senior Notes (as defined below) and revenue share liabilities were extinguished as of that date. The net impact on liquidity from these transactions was a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, the business will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating expenses and Inventergy Innovations partner acquisition expenses. Based on the Company’s internal planning for 2017 and 2018, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2018 and beyond, estimated cash expenditures for operating expenses will be approximately $3.2 million for the next twelve months, consisting of approximately $1.9 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.2 million in facilities and infrastructure costs and $1.1 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than two months from the filing date of this quarterly report on Form 10-Q.

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company typically grants standard credit terms to customers in good credit standing. The Company generally reserves for estimated uncollectible accounts on a customer-by-customer basis, which requires judgment about each individual customer’s ability and intention to fully pay account balances. The Company makes these judgments based on knowledge of and relationships with customers and current economic trends, and updates estimates on a monthly basis. Any changes in estimate, which can be significant, are included in earnings in the period in which the change in estimate occurs. As of September 30, 2017 and December 31, 2016, the Company has not established any reserves for uncollectable accounts.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or the term of the lease, if shorter), which range from three to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Upon retirement, sale or disposal, the cost of assets disposed of and the related accumulated depreciation is removed and any resulting gain or loss is credited or charged to operations.

Intangible Assets

As of December 31, 2016, intangible assets consisted of certain contract rights acquired in the Merger, and were being amortized on a straight-line basis over their estimated useful life of five years. As of June 30, 2017, the remaining balance of intangible assets was written off due to declining revenue from these contract rights.

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. As mentioned in the previous paragraph, intangible assets were written off in the three-month period ended June 30, 2017. Also, as explained more fully in Note 3, goodwill and the remaining net book value of patent assets were written off in the three-month period ended June 30, 2017 as part of a debt extinguishment.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high quality financial institutions. Periodically, such balances are in excess of federally insured limits. The Company has not experienced any losses due to concentration of credit risk.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s statements operations. The Company has estimated the fair value of each option award as of the date of grant using the Black-Scholes option pricing model. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded. The awards issued consist of fully-vested stock awards, performance-based restricted shares, and service-based restricted shares.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting standards, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 Revenue from Contracts with Customers is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2016 financial statements would be adjusted to reflect the effects of applying the new standard on that period. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We implemented this standard using the modified retrospective approach beginning January 1, 2017. The revenue contract the Company had at that time was a patent licensing agreement, which contained a right to use provisions over a specified time period. In the case of Inventergy Innovations, customer agreements provide for payments to the Company upon the completion of IP monetization transactions, none of which have occurred to date. The implementation of ASU 2014-09 did not have a material effect on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this standard for its fiscal year 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The initial carrying value of investment in INVT SPE was established by an independent, third-party valuation firm, using the income approach and modeling the net discounted future licensing revenue opportunity in the three primary market segments currently targeted by INVT SPE.  The valuation also employed the market approach in the derivation of royalty rates used to arrive at projected revenues. Also, as part of the accounting for the debt extinguishment, the Company wrote-off goodwill in the amount of $8,858,504, as the underlying value of the goodwill was related to the initial purchase of the patents transferred to INVT SPE as of April 30, 2017.

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

4. Stockholders’ Equity

Common stock

The Company is authorized to issue up to 110,000,000 shares, of which 100,000,000 shares have been designated as common stock and 10,000,000 shares as preferred stock. Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of common stock have the right to one vote for each share and are entitled, as a share class, to elect two directors of the Company.

On October 12, 2016, the Company completed a registered public offering (the “Offering”) of shares of common stock and warrants with gross proceeds of $6.0 million. Investors received 6,000,000 shares of the Company’s common stock at a price of $1.00 per share and warrants to purchase up to 6,000,000 shares of common stock, exercisable for a period of five years, with an exercise price of $1.00 per share. The warrants were exercisable immediately. Net proceeds of the Offering paid to the Company, after fees and expenses, were approximately $5.1 million. The Company used approximately $1.3 million of the net proceeds to redeem substantially all of the remaining outstanding Series C Convertible Preferred Stock (“Series C Preferred Stock”), and the remaining $3.8 million was used to fund operations. The holders of the Company's Series C Preferred Stock and Series E Convertible Preferred Stock (“Series E Preferred Stock”) consented to having the first $3.8 million of net proceeds from the Offering go to the Company’s working capital before applying any proceeds of the Offering to the redemption of such preferred stock in consideration for a reduction in the exercise price of the July 2016 warrants to $1.43 and the May 2016 warrants to $1.86 and a 15% increase in the redemption premium of the Series E Preferred Stock if not redeemed on or before January 25, 2017. A registration statement for the securities sold in the Offering was previously filed on Form S-1 (File No. 333-211211), which was declared effective on September 16, 2016 by the Securities and Exchange Commission.

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

Shares of common stock reserved for future issuance were as follows as of September 30, 2017:

Series C Convertible Preferred Stock	3,335
Series D Convertible Preferred Stock	186,367
Series E Convertible Preferred Stock	24,364,518
Options to purchase common stock	487,528
Shares reserved for issuances pursuant to 2014 Plan (as defined below)	202,290
Warrants	11,615,849
Total	36,859,887

Convertible preferred stock

Convertible preferred stock as of September 30, 2017 consisted of the following:

Convertible Preferred Stock	Original Issue Price	Shares Designated	Shares Originally Issued	Shares Outstanding	Liquidation Preference

Series C	$1,000.00	2,500	2,500	5	$5,000

Series D	$1,000.00	750	369	369	$369,000

Series E	$1,000.00	3,000	3,000	2,076	$2,076,000

On January 21, 2016, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain institutional accredited investors (the “Series C Investors”). Pursuant to the Series C Purchase Agreement, the Company sold to the Series C Investors in a private placement 2,500 shares of Series C Preferred Stock, each having a stated value of $1,000, for aggregate gross proceeds of $2.5 million. The Series C Preferred Stock was immediately convertible into 1,666,668 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at an initial conversion price equal to $1.50 per share, subject to adjustment. Because this conversion price was below the market price of the Company’s common stock on the date of issue, and the Series C Preferred Stock was immediately convertible, a deemed dividend on Series C Preferred Stock was recorded as the difference between the market price on the date of issue and the conversion price. This dividend amount of $466,667 is presented separately on the Consolidated Statement of Operations and is included in Net Loss Attributable to Common Shareholders. In July and October 2016, the Company redeemed an aggregate of 2,474 shares of the Series C Preferred Stock for $3,837,400, which included a redemption premium of $1,363,400. In addition, a total of 21 shares of Series C Preferred Stock were converted to common stock in September and October 2016, leaving five shares of Series C Preferred Stock outstanding as of September 30, 2017.

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

On May 13, 2016, the Company entered into, and consummated the transactions contemplated by, a securities purchase agreement (the “Series D Purchase Agreement”) with certain accredited investors (the “Series D Investors”). Pursuant to the Series D Purchase Agreement, the Company sold to the Series D Investors, in a private placement, 369 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”), each having a stated value of $1,000, for aggregate gross proceeds of $369,000 (the “Financing”). The Company’s Chief Executive Officer and each of the members of the Company’s Board of Directors participated in the Financing in which they invested an aggregate of $144,000.

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

On July 26, 2017, the Company entered into an Exchange Right and Leak-Out Agreement with holders of the Series E Preferred Stock. Pursuant to the agreement, in lieu of the conversion right as provided in the Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred Stock, each holder has the right to exchange its shares (the “Shares”) of Series E Preferred Stock for shares (the “Exchange Shares”) of the Company’s common stock at an exchange rate so that for each Share, the holder will receive a number of Exchange Shares that would yield net proceeds of $1,350 upon resale of such Exchange Share. Additionally, the holders consented to any Company non-equity linked financing or financing of its interest in INVT SPE subject to certain limitations as provided in the agreement. The holders also agreed to not sell the Exchange Shares in an amount that would exceed the greater of (a) a percentage of the total trading volume on any given day and (b) $500, with an aggregate limit of 25% of total trading volume among all holders. Any sale of Exchange Shares at a price of more than $0.20 per share (the “Break-out Price”) is not subject to the agreement. The Break-out Price may be further reduced if the Company does not meet certain requirements under the agreement.

During the three months ended September 30, 2017, a total of 182 shares of Series E Preferred Stock were converted into an aggregate of 3,470,762 shares of common stock.

Warrants

Common stock warrants outstanding as of September 30, 2017 are as follows:

Warrants Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise
1,000,000	5.89	$0.600
6,000,000	4.03	$1.000
1,000,000	5.89	$2.005
1,271,826	3.81	$2.005
648,000	3.63	$2.01
158,416	3.62	$1.87
1,416,668	3.31	$1.79
50,000	4.41	$2.54
10,870	2.52	$4.60
5,762	2.52	$5.75
27,449	2.37	$20.00
23,858	1.33	$22.70
3,000	0.08	$26.60
11,615,849	4.20	$1.43

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

Common stock option and restricted stock award activity under the Plan was as follows:

		Options and RSAs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	175,046	514,772	$2.77
Options granted	-	-	$-
Options forfeited	-	-	$-
Options expired	27,244	(27,244)	$15.80
Balance at September 30, 2017	202,290	487,528	$2.04
Total vested and expected to vest shares (options)		487,528	$2.04
Total vested shares (options)		280,742	$2.37

As of September 30, 2017, all of the restricted stock granted under the Plan had vested. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest, and exercisable at September 30, 2017 was zero, since all of the options were out-of-the-money at September 30, 2017.

Prior to the Plan being established, the Company granted the equivalent of 1,413,904 RSAs to employees and non-employees in exchange for services with vesting specific to each individual award. As of September 30, 2017, 148,144 of these RSAs were subject to rescission by the Company, and 113,388 RSAs had been cancelled or forfeited.

The following table summarizes information with respect to stock options outstanding at September 30, 2017:

Options Outstanding				Options Vested
Exercise Price Per Share	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price Per Share
$1.41	305,000	8.81	$1.41	120,840	$1.41
$3.10	182,528	7.48	$3.10	159,902	$3.10
	487,528	8.31	$2.04	280,742	$2.37

Stock-based compensation expense

There were no stock options granted during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the fair value of employee stock options granted was estimated using the following weighted-average assumptions:

Expected volatility	68%
Risk free rate	1.18%
Dividend yield	0%
Expected term (in years)	5.70

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

Stock-based compensation for employees and non-employees related to options and RSAs recognized:

	For the three months ended Sept. 30		For the nine months ended Sept. 30
	2017	2016	2017	2016
General and administrative	$85,776	$152,170	$334,797	$545,626

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock awards. As of September 30, 2017, there were total unrecognized compensation costs of $166,562 related to these stock awards. These costs are expected to be recognized over a period of approximately 1.15 years.

Non-employee stock-based compensation expense

The Company previously issued options and restricted stock awards to non-employees in exchange for services with vesting specific to each individual award. Non-employee stock-based compensation expense is recognized as the awards vest and totaled $21,638 and $77,672 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $133,935 and $297,693 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The fair value of RSAs is calculated as the fair value of the underlying stock multiplied by the number of shares awarded.

6. Income Taxes

On a quarterly basis, the Company records income tax expense or benefit based on year-to-date results and expected results for the remainder of the year. The Company recorded no provision for income taxes for the three- and nine-month periods ended September 30, 2017 and 2016.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s historical net losses during its development stage, the Company has provided a full valuation allowance against its deferred tax assets as of September 30, 2017 and 2016.

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

7. Commitments and Contingencies

Operating lease

In July 2017, the Company vacated its offices in Campbell, California and signed a six-month lease for office space in Cupertino, California effective August 1, 2017 which requires lease payments of $1,767 per month.

Rent expense was $11,691 in the three months ended September 30, 2017 and $27,152 in the three months ended September 30, 2016. Rent expense was $65,994 in the nine months ended September 30, 2017 and $81,455 in the nine months ended September 30, 2016.

Guaranteed payments

The Company entered into an agreement to purchase certain patent assets under which guaranteed payments were required. This agreement originally required a $2,000,000 guaranteed payment due on December 1, 2015. In October 2015, the Company and the other party amended the terms of the original patent purchase agreement, with the amendment providing that the Company make a $550,000 payment on January 31, 2016 and a $1,650,000 payment on July 1, 2016. The total amount of $2,200,000 remains outstanding and accrues interest at 10% per annum, and is expected to be repaid from net monetization revenues generated by INVT SPE under the PRIP (see Note 3).

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

On June 5, 2017, the Company received notice from Nasdaq that the Panel has determined to delist the shares of the Company from the Nasdaq Stock Market and will suspend trading in the Company’s shares effective at the open of business on June 7, 2017. The Company submitted a request to the Office of Appeals and Review on June 20, 2017, requesting that the Nasdaq Listing and Hearing Review Council (the “Council”) review the Panel’s decision. On July 28, 2017, the Company updated the Council regarding the third party independent valuation that was undertaken to establish the value of INVT SPE and the resulting positive impact on the Company’s stockholders’ equity.

On August 29, 2017, the Company received a notice from Nasdaq stating that it had determined that the Company had failed to comply with Nasdaq’s shareholder approval requirement set forth in Listing Rule 5635(d), which requires shareholder approval of any issuance of shares of common stock greater than 20% of a company’s outstanding shares, as a result of the Exchange Right and Leak-Out Agreement, dated July 26, 2017, entered into between the Company and the holders of its Series E Preferred Stock. The notice provided that this matter would serve as an additional basis for delisting the Company’s common stock from Nasdaq. Subsequent to receipt of the notice, the Company withdrew its appeal of the Panel decision.

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

Results of Operations

For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenue

There was no revenue for the three months ended September 30, 2017. Revenue for the three months ended September 30, 2016 was $106,095 and consisted of $100,000 from patent licensing contracts and $6,095 from our access control security product/service lines.

Cost of Revenue

There was no cost of revenue for the three months ended September 30, 2017. Cost of revenue for the three months ended September 30, 2016 was $35,736 and consisted of $7,486 related to patent licensing revenue and amortization of $28,250 for contracts acquired in the Company’s merger (“Merger”) with eOn Communications Corporation.

Patent Amortization Expense

Amortization expense relating to acquired patents was zero for the three months ended September 30, 2017 and $377,745 for the three months ended September 30, 2016. The decrease in amortization expense is due to the transfer of 740 patents to INVT SPE LLC in accordance with the Restructuring Agreement as of April 30, 2017.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2017 were $711,046 compared to $1,620,311 for the three months ended September 30, 2016. G&A expenses for the three months ended September 30, 2017 included $64,138 and $21,638 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $205,104 and $41,381 for the three months ended September 30, 2016. Salaries, wages and other personnel expenses were $268,833 and $325,905 for the three months ended September 30, 2017 and September 30, 2016, respectively, a decrease of $57,072 which was due primarily to a $49,000 one-time severance payment in the third quarter of 2016. Investor relations expense was $25,180 and $136,989 for the three months ended September 30, 2017 and September 30, 2016, respectively, a decrease of $111,809, primarily as a result of cost control measures in 2017. Patent fees were $1,950 for the three months ended September 30, 2017 compared to $502,227 for the three months ended September 30, 2016, a decrease of $500,277. This decrease was due to the elimination of patent maintenance costs following the effective date of the Restructuring Agreement as explained in Note 3 to the Condensed Consolidated Financial Statements. Legal expenses were $65,659 for the three months ended September 30, 2017, compared to $119,112 for the three months ended September 30, 2016, a decrease of $53,453. This decrease was due to the completion of the Restructuring Agreement in April 2017 which resulted in a decline in the need for patent-related legal fees. Other G&A expenses were $263,649 and $383,908 for the three months ended September 30, 2017 and September 30, 2016, respectively, representing a decrease of $120,259, primarily as a result of a decrease in facilities cost, travel expenses, consulting expenses and state franchise taxes.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2017 and September 30, 2016 was $97,385 and $867,713, respectively. For the three months ended September 30, 2017, this amount includes interest expense on patents purchased of $66,000, dividends on Series E Preferred Stock of $29,230, and interest on short term loans of $3,350, partially offset by miscellaneous income of $1,195. All of these amounts were accrued. Interest expense, net, for the three months ended September 30, 2016 consisted primarily of interest expense on patents purchased of $66,000 and interest expense and amortization of discount and debt issuance costs on Senior Notes of $801,591. Of these amounts, $184,339 was paid in cash and the remaining amounts were accrued.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Senior Notes and revenue share liabilities have been eliminated from the Company’s balance sheet as of April 30, 2017, which has resulted in the elimination of future interest expense and amortization of discount on the Senior Notes.

For the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenue

Revenue for the nine months ended September 30, 2017 was $1,256,608 and consisted of $1,246,429 from patent licensing contracts, $4,000 from Inventergy Innovations contracts and $6,179 from our access control security product/service lines. Revenue for the nine months ended September 30, 2016 was $1,674,275 and consisted of $1,600,000 from patent licensing contracts and $74,275 from our access control security product/service lines.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2017 was $370,492 and consisted of $97,408 related to patent licensing revenue and amortization of $273,083 for contracts acquired in the Merger. Cost of revenue for the nine months ended September 30, 2016 was $356,750 and consisted of $272,000 related to patent licensing revenue and amortization of $84,750 for contracts acquired in the Merger. The increase in 2017 for amortization for contracts acquired in the Merger is due to writing off the remaining balance of such contracts due to declining revenue from these contracts.

Patent Amortization Expense

Amortization expense of $503,660 and $1,133,235 for the nine months ended September 30, 2017 and September 30, 2016, respectively, was for the amortization of patents acquired. The decrease in amortization expense is due to the transfer of 740 patents to INVT SPE LLC in accordance with the Restructuring Agreement as of April 30, 2017.

General and Administrative Expense

General and administrative (“G&A”) expenses for the nine months ended September 30, 2017 were $2,788,059 compared to $5,006,810 for the nine months ended September 30, 2016. G&A expenses for the nine months ended September 30, 2017 included $200,862 and $133,935 of equity compensation expense for restricted stock awards and stock options for employees and non-employees, respectively, compared to $247,933 and $297,693 for the nine months ended September 30, 2016. Salaries, wages and other personnel expenses were $812,306 and $975,042 for the nine months ended September 30, 2017, and September 30, 2016, respectively, a decrease of $162,736 primarily as a result of the termination of three employees since April 2016. Investor relations expense was $190,740 and $262,764 for the nine months ended September 30, 2017 and September 30, 2016, respectively, a decrease of $72,024 primarily as a result of cost control measures in this and other areas. Patent fees were $1,481,159 for the nine months ended September 30, 2016 compared to a credit balance of $4,582 for the nine months ended September 30, 2017. This decrease was due to the absence of patent consulting costs which occurred in 2016 and the impact of the Restructuring Agreement as explained in Note 3 to the Condensed Consolidated Financial Statements. Legal expenses were $438,643 for the nine months ended September 30, 2017 compared to $470,790 for the nine months ended September 30, 2016. This decrease of $32,147 was primarily due to higher legal fees incurred in 2016 relating to two patent enforcement matters which were concluded in 2016. Other G&A expense was $1,016,156 and $1,271,429 for the nine months ended September 30, 2017 and September 30, 2016, respectively, representing a decrease of $255,273, primarily as a result of a decrease in state franchise taxes, partially offset by an increase in consulting expenses relating to the Company’s Inventergy Innovations subsidiary.

Gain on Debt Extinguishment

In connection with the completion of the Restructuring Agreement effective April 30, 2017, the Company recorded a gain on debt extinguishment of $40,802,730 in the nine months ended September 30, 2017. This resulted from the elimination of previously recorded amounts owed to the Senior Lender (the Senior Notes Payable and the Senior Revenue Share), the elimination of the net carrying amount of the 740 patents transferred to INVT SPE, the elimination of goodwill, and the establishment of the investment in INVT SPE LLC on the Company’s balance sheet, all as of April 30, 2017. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein.

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

Decrease in Fair Value of Derivative Liabilities

Decrease in fair value of derivative liabilities was $618 for the nine months ended September 30, 2016 and was due to a decrease in the Company’s stock price during the corresponding period.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2017 and September 30, 2016 was $2,070,927 and $2,867,741, respectively. For the nine months ended September 30, 2017, this amount consists primarily of interest expense on patents purchased of $198,000, interest expense and amortization of discount and debt issuance costs on Senior Notes of $1,261,055, other financing costs of $509,500, dividends on Series E Preferred Stock of $100,217 and $3,350 accrued interest on short term loans. All of these amounts were accrued except for the other financing costs, which had been paid in the second half of 2016 and were in prepaid expenses. Interest expense, net, for the nine months ended September 30, 2016 includes interest expense on patents purchased of $216,733 and interest expense and amortization of discount and debt issuance costs on Senior Notes of $2,643,870. Of these amounts, $613,600 was paid in cash and the remaining amounts were accrued.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Senior Notes and revenue share liabilities have been eliminated from the Company’s balance sheet as of April 30, 2017, which has resulted in the elimination of future interest expense and amortization of discount on the Senior Notes.

Liquidity and Capital Resources

At September 30, 2017, the Company has an accumulated deficit since inception of $26,677,465 as well as negative cash flows from operations and had negative working capital of $4,686,026. As of November 8, 2017, the Company had remaining cash of $7,870 which will not be sufficient to meet its plans in the next twelve months from issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Since January 1, 2015, to maintain its operations, the Company has generated cash through sales and enforcement of its patents of approximately $7.55 million, sales and licensing revenue from its subsidiary in the ECS Business of approximately $366,000, increased debt borrowing from the Senior Lender of $1,126,900, sale of convertible preferred stock of approximately $1.5 million (net of issuance costs and partial redemption), and approximately $8.1 million from the sale of common stock (net of issuance costs). Management will seek to continue operations primarily with revenue received through the Inventergy Innovations commercialization programs and the Company’s share of net patent monetization revenue from the PRIP, but the Company anticipates it will need to seek additional financing through loans and/or the sale of securities. If the Company is required to raise additional financing capital, it may not be able to obtain such additional capital on acceptable terms or at all and the Company may not succeed in its future operations. Additionally, if the Company raises capital through the issuance of equity, current stockholders will experience dilution. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

The transfer of the Patents (as defined below) to INVT SPE under the PRIP, which was completed in April 2017, resulted in the net book value of the Patents being removed from our balance sheet. In addition, the Senior Notes and revenue share liabilities were extinguished. We expect the net impact on liquidity to be a decrease in interest expense, a decrease in patent maintenance costs, and a decrease in legal fees. However, we will need additional capital and/or revenues to continue to execute the Company’s business plan, which will be used to fund operating and partner acquisition expenses. Based on the Company’s internal planning for 2017 and 2018, which anticipates certain cash inflows and revenue from the Inventergy Innovations commercialization deal pipeline expected to close during 2018 and beyond, estimated cash expenditures for operating expenses will be approximately $3.2 million for the next twelve months, consisting of approximately $1.9 million in personnel related costs (including costs related to third party consultants performing outsourced functions), $0.2 million in facilities and infrastructure costs and $1.1 million in other operational costs. Based on the foregoing and our existing cash balances and proactive measures to reduce expenses and defer obligations where possible, our management believes we have funds sufficient to meet our anticipated needs for less than two months from the filing date of this quarterly report on Form 10-Q.

The Company previously acquired an aggregate of approximately 740 currently active patents and patent applications (the “Patents”) for aggregate purchase payments of $12,109,118. In December 2016, the Company entered into the Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) and CF DB EZ LLC (see Note 3 to the Condensed Consolidated Financial Statements in Item 1 herein), under which the Patents were assigned to INVT SPE in April 2017. The Company is required to make guaranteed payments to one of the sellers of the Patents totaling $2,200,000. Under the terms of the Restructuring Agreement, this amount will be paid by INVT SPE from subsequent net monetization revenues pertaining to that seller’s portfolio, so long as such net monetization revenues are sufficient.

Based on the foregoing information, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2017, the Company had cash and cash equivalents of $2,878. Also as of September 30, 2017, the Company had negative working capital of $4,686,026. The Company’s net income for the nine months ended September 30, 2017 was $36,326,199 (which included a non-cash gain on debt extinguishment of $40,802,730) and its accumulated deficit amount was $26,677,465 as of September 30, 2017. The Company’s cash and cash equivalents as of September 30, 2017 consisted primarily of funds remaining from the $5,128,311 net proceeds from the sale of common stock in a public offering in October 2016, partially offset by partial redemption of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and expenditures for general operating purposes.

As of September 30, 2017, the Company had cash and cash equivalents of $2,878 compared to $1,476,774 as of December 31, 2016. The decrease in cash and cash equivalents of $1,473,896 for the nine months ended September 30, 2017 was attributable to net cash used in operating activities of $2,003,896, partially offset by proceeds of short-term loans, related party, of $430,000 and $100,000 funded by members of its board of directors.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2017 resulted in net cash used of $2,003,896. Net cash used in operating activities consisted of net income of $36,326,199, offset by non-cash gain on debt extinguishment of $40,802,730, included non-cash expenses consisting of depreciation expense of $8,260, amortization of discount and debt issuance costs on notes payable of $1,261,156, accrued interest on patents purchased of $198,000, amortization of patents and acquired contracts of $776,745, and stock-based compensation of $334,796. Changes in operating assets and liabilities utilized cash of $106,322, resulting from a decrease in deferred revenue of $1,246,429, an increase in deposits and other assets of $1,865, partially offset by a decrease in accounts receivable of $14,824, a decrease in prepaid expenses and other current assets of $440,518, a decrease in deferred expenses of $97,409, an increase in accounts payable of $367,658, and an increase in accrued expenses and other current liabilities of $221,563.

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

Cash Flows – Investing Activities

The Company had no investing activities during the nine months ended September 30, 2017 or the nine months ended September 30, 2016.

Cash Flows – Financing Activities

The Company’s financing activities for the nine months ended September 30, 2017 resulted in net cash received of $530,000, consisting of $430,000 from proceeds of short-term notes, related party, and $100,000 funded by members of its board of directors.

The Company’s financing activities for the nine months ended September 30, 2016 resulted in net cash received of $2,214,260, consisting of $2,175,000 received from the sale of Series C Preferred Stock (net of $325,000 of issuance costs), $250,000 received from the sale of Series D Preferred Stock, $2,796,998 received from the sale of Series E Preferred Stock (net of $203,002 of issuance costs) and $1,182,278 received from the sale of common stock, partially offset by repayments of Senior Notes of $1,640,016, partial redemption of Series C Preferred Stock of $2,500,000 and repayments of $50,000 of short-term notes payable to a related party.

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

Based on their evaluation, the Certifying Officers have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit

10.1	Exchange Right and Leak-Out Agreement, dated July 26, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 27, 2017).

10.2	Board Short Term Funding Agreement dated August 10, 2017 (filed herewith).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2017	Inventergy Global, Inc.

	By:	/s/ Joseph W. Beyers
	Name:	Joseph W. Beyers
	Title:	Chief Executive Officer

	By:	/s/ John G. Niedermaier
	Name:	John G. Niedermaier
	Title:	Chief Financial Officer